Form 10-K
period 2000-06-30
AMERICA ONLINE LATIN AMERICA INC
filed 2000-09-28
CIK 1100395

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 -------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR FISCAL YEAR ENDED JUNE 30, 2000
                        COMMISSION FILE NUMBER 000-31181

                       AMERICA ONLINE LATIN AMERICA, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                           65-0963212
 (State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

                             6600 N. ANDREWS AVENUE
                                    SUITE 500
                            FORT LAUDERDALE, FL 33309
          (Address of Principal Executive Offices, Including Zip Code)

                                 -------------

        Registrant's telephone number, including area code: 954-229-2100

           Securities registered pursuant to section 12(g) of the Act:


       (Title of Each Class)                        (Name of Each Exchange On Which Registered)
Class A Common Stock, Par Value $0.01 Per Share                 Nasdaq National Market


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 18, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant's class A common stock, as reported on the Nasdaq National Market, was $199,538,950. Shares of class A common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     The number of shares of the Registrant's class A common stock outstanding as of September 18, 2000 was 62,848,124.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
PART I

   Item 1.  Business......................................................................................       3

   Item 2.  Properties....................................................................................      14

   Item 3.  Legal Proceedings.............................................................................      15

   Item 4.  Submission of Matters to a Vote of Security Holders...........................................      15

PART II

   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.........................      15

   Item 6.  Selected Financial Data.......................................................................      16

   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........      17

   Item 7A. Quantitative and Qualitative Disclosures about Market Risk...................................       27

   Item 8.  Consolidated Financial Statements and Supplementary Data......................................      28

   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........      28

PART III

   Item 10.  Directors and Executive Officers of the Registrant...........................................      29

   Item 11.  Executive Compensation.......................................................................      33

   Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................      37

   Item 13.  Certain Relationships and Related Transactions...............................................      40

PART IV.

   Item 14.  Exhibits and Financial Statement Schedules...................................................      53

SIGNATURES................................................................................................      56



                         2000 ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     America Online Latin America, Inc. ("AOL-LA" or the "Company") seeks to become Latin America's leader in the development of the global interactive medium that is changing the way people communicate, stay informed, are entertained, learn, shop and conduct business. Our family of AOL-branded interactive services will include the AOL-LA country services, our comprehensive online services which will be available to subscribing members, and the AOL-LA country Internet portals and our Latin American regional Internet portal.

     Our interactive services are being developed on a country-by-country and regional basis and are being tailored to local interests. We expect to derive our revenues principally from member subscriptions to our AOL-LA country services and will seek to build our online service member base and portal user base to generate additional revenues from advertising and commerce.

     The AOL-LA country services provide our members with easy and reliable access to local, regional and global online communities, localized versions of AOL's interactive products, content and commerce opportunities. Our AOL-LA country services seamlessly integrate the Internet, enabling members to access and explore the Internet. We believe the AOL-LA country services encourage members to participate in interactive communities through tools such as Spanish and Portuguese versions of AOL Instant Messenger, Buddy Lists, e-mail, public bulletin boards, online meeting rooms, conversations, or chat and auditorium events. Members can also personalize their online experience through a variety of features, including customized news and stock portfolio updates and parental and e-mail controls. Our AOL-LA country services also provide members with local and regional content organized into channels, making areas of interest easy to find, as well as access to the extensive proprietary global content of the AOL service.

     Our AOL-LA country Internet portals and our Latin American regional Internet portal do and will offer Internet users local, regional and global communities, content and commerce opportunities. We are providing Internet users with a forum for exchanging information, opinions and ideas by offering some of the same community building tools that will be available on the AOL-LA country services, including AOL Instant Messenger and Buddy Lists. Our portals feature the AOL Netfind tool, which will provide users with what we believe is an easy and efficient way to search and navigate the wealth of content and commerce opportunities on the Internet. We will draw on local cultures and interests to aggregate and organize content tailored to our local communities.

     We have the exclusive right to offer AOL-branded PC-based online services in Latin America. Under our license agreement with America Online, Inc. ("AOL"), we also have the exclusive right to offer AOL-branded TV-based online services in Latin America. We also have the exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by AOL for commercial launch within four years of August 7, 2000. We do not have the right to offer Netscape, Digital City, MovieFone or any other non-AOL branded interactive services except for CompuServe.

     Our three core target markets in Latin America are Brazil, Mexico and Argentina. In November 1999, we concurrently launched our first AOL-LA country service, America Online Brazil, and our first AOL-LA country Internet portal, our Brazilian portal at www.americaonline.com.br. As of August 30, 2000, our network provided for access to our America Online Brazil service in 35 cities in Brazil. In July 2000, we launched our country service in Mexico, America Online Mexico, and our Mexican portal at www.americaonline.com.mx. We currently offer our service in Mexico City, Guadalajara and Monterrey. In August, 2000 we launched our country service in Argentina, America Online Argentina and our Argentina portal at www.americaonline.com.ar. We currently offer our America Online Argentina service in Buenos Aires, Cordoba, Rosario and Mendoza. We plan to continue to expand our network in Brazil, Mexico and Argentina as well as introduce our Latin American regional portal. We also intend to introduce our interactive services in additional countries in Latin America.

     We were incorporated in Delaware on November 22, 1999. Our principal executive offices are located at 6600 N. Andrews Ave., Suite 500, Ft. Lauderdale, FL 33309, and our telephone number is (954) 229-2100. Before August 7, 2000 our business was conducted by affiliates of AOL Latin America, S.L. AOL Latin America, S.L. is a limited liability company organized in Spain in December 1998. AOL Latin America, S.L. was formed by AOL and the Cisneros Group as a joint venture. The Cisneros Group refers to the Cisneros Group of Companies, a group of companies and joint ventures that are associated with two of our directors, Ricardo and Gustavo Cisneros, and their families. On August 7, 2000, we underwent a corporate reorganization. For a further discussion of this reorganization, see Part III, Item 13. Certain Relationships and Related Transactions - The Reorganization.

     In Brazil, we have entered into a strategic marketing alliance with Banco Itau, one of the largest banks in Latin America with approximately seven million customers and one million users of its interactive financial services. We have agreed to create a co-branded customized version of our America Online Brazil service that Banco Itau will market to its customers. We issued 31,700,000 shares of our class A common stock to Banco Itau and one of its affiliates on August 11, 2000 in consideration for its commitment to achieve various subscriber and revenue levels. If Banco Itau fails to meet these subscriber and revenue levels, then it has agreed to make substantial cash payments to us. We believe that our relationship with Banco Itau will significantly expand our presence in Brazil.

OUR SERVICES

THE AOL-LA COUNTRY SERVICES

     Our AOL-LA country services offer the following features:

     ACCESS TO THE INTERNET. We provide our members with access to and use of the Internet without having to leave our online services. A simple tool bar on the AOL-LA country services allows members to move between the features and content on our online service and the Internet. Access to the Internet also includes newsgroups and file transfer capabilities.

     ONLINE COMMUNITY FEATURES. We believe that our AOL-LA country services promote interactive online communities through features such as email, public bulletin boards, buddy lists, AOL Instant Messenger, online community centers, AOL Live (which features interviews with celebrities) and Amor@AOL (which provides personal advertisements in Spanish or Portuguese).

     CHANNEL LINE-UP. We are developing customized channels for each AOL-LA country service, including channels for news, finance, entertainment, Internet, kids, sports, computing, travel, education, local, international, lifestyles and shopping.

     PERSONALIZATION AND CONTROL FEATURES. Members are able to personalize their experience on our AOL-LA country services through a number of features and tools, including:

     o Multiple screen names, or e-mail accounts, per membership, allowing up to five members of a household to use the service at no additional charge.

     o Parental controls to help parents guide their children's online experience, including tools that limit access to particular areas or features on the AOL-LA country services.

     o Mail controls that allow members to limit who may send them e-mail and to block specific types of e-mail.

     o A reminder service that sends an e-mail in advance of important events.

     o    Stock portfolios that automatically update market prices.

     o Favorite places, which allow members to mark particular Internet sites or areas on our online services to facilitate subsequent visits to those sites or areas.

     o Portfolio direct and news profiles, which send stories of particular interest to members.

     o Marketing preferences that enable members to elect not to receive selected marketing offers.

     o A Web security browser that will encrypt confidential information, providing more secure online shopping.

     ONLINE AND OFFLINE HELP. We offer our members both online help and offline customer support services. Our AOL-LA country services' help feature will assist members with their inquiries online. Offline, we have call centers providing free customer service 24 hours a day, 7 days a week.

     SERVICE PLANS AND PRICING. Members are able to select from one of several service plans. Our service plans include:

     o unlimited use plans, which offer unlimited online access for a fixed monthly fee; and

     o limited use plans, which offer a combination of a fixed monthly fee for a specified number of hours of online access and the option to spend additional time online, billed at an hourly rate.

     For example, in Brazil, we offer four service plans priced as of August 2000 in the Brazilian currency, the real, including:

     o unlimited access for a fixed monthly fee of R$24.95, which is equal to approximately U.S.$13.78; and

     o 10 hours of access for a monthly fee of R$14.95, which is equal to approximately U.S.$8.26, and additional time online billed at R$1.95, or approximately U.S.$1.08, per hour.

     In January 2000, we reduced our fee for unlimited access in Brazil and we may need to make additional adjustments in the future.

FREE TRIAL. We intend to make our AOL-LA country services, including Internet access, available for free to new subscribers for a limited period of time so they can experience our service. We offer new subscribers of America Online Brazil a free trial of 30 days. For the three months following the launch of our America Online Mexico service in July 2000, our new subscribers in Mexico are eligible for a 90-day free trial period from the date they register for the service. Also, for the three months following the launch of our country service in Argentina in August 2000, we are offering new subscribers the same 90-day trial period. Moreover, approved customers of Banco Itau who subscribe to the co-branded service within one year of its launch will be entitled to a four-month free trial period.

AOL-LA WEB PORTALS

     We intend to establish a network of country Internet portals and a regional Latin American portal that will be freely available to all Internet users. Our portal network will also have links to the worldwide network of AOL portals, including AOL's flagship portal in the U.S. at www.aol.com, and portals in the United Kingdom, Canada, Germany, France, Australia, Japan, Hong Kong and Sweden. Each portal will be a destination for users seeking a broad array of community features, local content and commerce opportunities. We also intend to provide Internet users with a simple and efficient way to search the Internet and a forum for exchanging information, opinions and ideas by offering some of the same tools and features that are available on the AOL-LA country services, including:

     o AOL Netfind, an Internet search engine, which enables easy searching and navigation of the web;

     o Web directory, which integrates popular Web sites and features into user-friendly information centers; and

     o AOL Instant Messenger, which enables Internet users to communicate in real-time with their friends, family and colleagues.

     As of June 30, 2000, approximately 50,000 Internet users in Brazil had downloaded and became registered users of AOL Instant Messenger.

     COUNTRY PORTALS. We launched our first country Internet portal in Brazil at www.americaonline.com.br in November 1999, our second country Internet portal in Mexico at www.americaonline.com.mx in July 2000 and our third country Internet portal in Argentina at www.americaonline.com.ar in August 2000. Each country portal provides users with the opportunity to download the AOL-LA country online services software.

     REGIONAL PORTAL. We plan to launch a Latin American regional Internet portal in early 2001. Drawing on the common cultures and languages of the entire region, this portal will be a hub focusing on the shared interests of Spanish and Portuguese speaking people. We believe it will serve as both a destination for users seeking a regional perspective and regional community experience and a gateway to our country-specific portals. The community, content and commerce products and features will be tailored to the region and will be accessible in Spanish or Portuguese depending on the user's preference. The regional portal will link to the Brazilian, Mexican and Argentine portals. As we develop and launch additional country Internet portals throughout Latin America, we will link them to our regional portal to provide comprehensive access to information and services throughout the region.

THE ICQ SERVICE

     AOL has granted us the right in Latin America to promote its ICQ service, which features communications software and an associated portal. The ICQ service enables its worldwide community of approximately 70 million registered users, including approximately seven million in Latin America, to find and communicate with each other in real-time. It also allows users to:

     o    determine when other users are online;

     o    exchange files or voice messages;

     o    conduct Internet searches;

     o    communicate with a friend while surfing the same Internet site;

     o    collaboratively work on a document or play a game;

     o    send and receive free e-mail;

     o    send greeting cards; and

     o    create personal reminders.

      The global ICQ service will be accessible to our members through a button on our online services toolbar and to users of our network of Internet portals.

COMPUSERVE

      We have the right to market the CompuServe brand in Latin America. We intend to service our existing base of subscribers and may market this brand if we choose to offer a more value-oriented product in Latin America.

STRATEGIC ALLIANCE WITH BANCO ITAU

     We entered into a ten year strategic alliance with Banco Itau, one of the largest banks in Latin America, which provides limited online financial services to approximately one million of its approximately seven million customers. We are working with Banco Itau to create a co-branded, customized version of our America Online Brazil service that Banco Itau will market to its customers. We believe that this relationship will enable us to expand our Internet presence in Latin America by allowing us to gain access to Banco Itau's online as well as offline customer base.

     The co-branded service will be substantially the same as our AOL-LA country service in terms of technology and content, except that we will offer a co-branded welcome screen for Banco Itau customers, a Banco Itau toolbar icon, a special version of our finance channel and links that will directly connect Banco Itau's customers to its online financial services. Subscribers to the co-branded service will have access to our full line of features, including e-mail with an AOL screen name, instant messaging, Internet access, interaction with our worldwide online community and our twenty-four hour customer service. Banco Itau's customers who register for the co-branded service within one year of its launch will be entitled to a four-month free trial period, a period that will be reduced in future years. For five years after the launch, Banco Itau will subsidize at least one hour of usage per month following the expiration of a subscriber's trial period. However, we believe that once Banco Itau's customers have the opportunity to use the co-branded service, many will choose to pay for our unlimited use plan.

     On August 11, 2000, we issued to Banco Itau and one of its affiliates 31,700,000 shares of our class A common stock in consideration for services and other contributions it will provide as part of the strategic alliance. For example, Banco Itau is obligated to promote the co-branded service as the principal means of accessing Banco Itau's interactive financial services. Although Banco Itau is not required to spend a minimum amount for marketing of the co-branded service, it will have to make significant cash payments to us if it fails to achieve agreed upon subscriber membership and revenue levels during the first five years of the alliance.

CUSTOMER SERVICE

     One of the key tenets to our strategy is to focus on customer service by offering comprehensive online and offline customer support.

     OFFLINE CUSTOMER SERVICE. We have established local call centers in Brazil, Mexico and Argentina. As we launch our interactive services in additional countries in Latin America, we intend to establish regional call centers to maximize quality and shared infrastructure. We plan to staff each call center with knowledgeable customer service representatives who will be available 24 hours a day, 7 days a week to assist our members in their local language with inquiries relating to products, technical support, billing, online security and online community monitoring. We also intend to establish overflow facilities, as we did at the launch of our interactive services in Brazil, Mexico and Argentina, to handle increased call volumes, particularly during major initiatives. Our customer service is free of charge and will be provided through a toll-free number.

     ONLINE HELP. Our AOL-LA country services provide extensive help features to assist new users coming online for the first time. Members will be able to reach customer service representatives by e-mail and AOL Instant Messenger. The services also have the "notify AOL" feature that allows members to contact us for security assistance and the download sentry alert feature that reminds members not to download files attached to e-mails sent from strangers.

CONTENT

     Our AOL-LA interactive services feature content obtained from leading local, regional and global content providers, proprietary content developed by our in-house content development team working with various independent contractors, and member-generated content, including movie and book reviews, message board commentary and online discussions.

     Our agreements with third-party content providers range from simple links between our interactive services and the provider's Web site to an integration of their content into our interactive services. We select our content providers based on the quality and depth of their content. In some instances, our content providers will license their content to us in exchange for marketing, advertising and commerce opportunities on our interactive services. In other instances, we pay our content providers cash for licensing their content to us. Our agreements with our content providers may also involve their marketing our services to their clients, sharing the advertising revenues generated by the advertisements displayed on their content pages or giving us advertising space on their content pages. In some cases we may also receive cash payments from our content providers or an equity interest as payment, or partial payment, for arrangements entered into with content providers that are development stage companies.

     The Cisneros Group has agreed to use best commercially reasonable efforts to provide assistance to develop online content based on the Cisneros Group's extensive programming line-up and pay-TV channels, such as Much Music and Locomotion. In Latin America, the Cisneros Group, through its various member companies, joint ventures, partnerships and investments, is, we believe, a leading active participant in broadcast television, direct-to-home satellite television, pay-TV programming and other entertainment, media and communications enterprises. Through its participation in these Latin American enterprises, we believe that the Cisneros Group possesses market intelligence and expertise. We plan to take advantage of the Cisneros Group's insights into Latin American markets.

     We have entered into regional anchor tenancy agreements with various content providers, including Hollywood.com and LatinStocks.com. Anchor tenants are content providers whose content we prominently display in fixed locations on our interactive services that we believe are frequently viewed by our members and users. As regional anchor tenants, Hollywood.com's content will be displayed on each of our AOL-LA interactive services' entertainment channels and LatinStock.com's content will be displayed on each of our finance channels. In Brazil, we have also entered into agreements with approximately 65 content providers, including a variety of anchor tenancy and other agreements with local providers, including Jornal do Brasil, Gazeta Mercantil, CBS Telenoticias, Reuters, Gazeta Esportiva, Canal Web, 89 Rockwave and Editora Delta. In Mexico, we have entered into agreements with approximately 59 content providers, including Cinenet, Planetalocal, Mundo Soccer and Communidad i. In Argentina, we have entered into agreements with over 100 content providers.

ADVERTISING AND COMMERCE

     We seek to generate a portion of our revenues from advertising and commerce on our online services and portals.

     Our relationship with AOL, the world's leading interactive services company, may also give us the option to participate in many of AOL's global advertising and commerce arrangements.

     ADVERTISING. The country-specific and regional focus of our interactive services enables advertisers to execute advertising and marketing campaigns that take advantage of the common languages, cultures and interests of the region while retaining the ability to tailor their campaigns to specific demographic groups. We offer our advertisers a variety of customized programs for the marketing of products and services, including:

     o advertising arrangements under which we receive fees based on the number of advertisements displayed on our interactive services; and

     o sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fixed payment.

     In return for most advertising arrangements, we receive cash payments, the opportunity for revenue sharing, or both. We have entered into and will continue to seek barter arrangements, including co-marketing and cross-promotion agreements, or choose to accept an equity interest as payment, or partial payment, for arrangements entered into with development stage companies.

     We have established, and will continue to establish, a wide variety of relationships with local and global advertisers. Current sponsors of channels on our America Online Brazil service and portal include Citibank, DirecTV, Banco Real, and Sony. Current sponsors of channels on our America Online Mexico service and portal include Ingram Micro, Tower Records, Nestle, and Latinstocks.com. Current sponsors of channels on our America Online Argentina service and portal include Banco Rio, Aerolineas Argentinas and CTI Movil.

     COMMERCE. We believe that our interactive services will permit commerce merchants to operate with minimal infrastructure and reduced overhead, while providing customers with a convenient method to evaluate and buy a broad selection of goods and services. We offer commerce merchants an opportunity to sell their products through our interactive shopping channels and promote their products on our online service and portals.

     In return for these commerce arrangements, we will receive either a flat payment, a percentage of each commerce transaction that is attributable to our interactive services, or both. We may also choose to accept an equity interest as payment, or partial payment, for arrangements entered into with development stage companies. For example, in Brazil, we have arrangements with approximately 130 commerce merchants, including Xerox, 3Com, Sony Music and Mercado Libre.

MARKETING

     Our marketing goals are to attract consumers to subscribe to, and to retain existing members of, our online services, and attract Internet users to our portals by building brand awareness and encouraging consumers to try our interactive services.

     We plan to make it convenient for consumers to experience our online services. Each time we launch our online service in a new market or release a new version of the online service software, we intend to distribute CDs containing the software for our localized online service as we have done in Brazil, Mexico and Argentina. These CDs will offer consumers the opportunity to use our online service free of charge for a limited trial period. We will distribute these CDs through a broad range of distribution vehicles. Our CDs will also be available through a local toll-free telephone number and consumers will be able to download our online services software from our portals.

     We will continue to use extensive traditional advertising campaigns, including television, radio and print publication, to increase consumer awareness of the AOL-LA brand and attract members and users.

     We are also seeking to build additional alliances that will enable us to market our interactive services to a significant number of existing and potential Internet users. In addition to our alliance with Banco Itau, we intend to enter into agreements with PC, software and modem manufacturers for the bundling of our online service software with their products. In both Brazil and Mexico, we have entered into agreements for the bundling of our America Online Brazil service software with 3Com modems and Palm pilots. In Mexico, we have additional software bundling agreements with Sony, Hewlett Packard, Ingram Micro and MPS.

     We believe that the following companies, which are affiliated with the Cisneros Group, offer advertising, promotional and content opportunities that may help us to develop our interactive services business in Latin America:
VENEVISION, a leading Venezuelan television network, GALAXY LATIN AMERICA, the provider of DirecTV service in Latin America, CISNEROS TELEVISION GROUP, a pay-TV programming channel group, IMAGEN SATELITAL, a pay-TV programming producer and distributor in Latin America, with emphasis on the Southern Cone, and CHILEVISION, a Chilean broadcast television network. We are not a party to any agreements with any of these companies at this time, except for a cross-marketing agreement with Galaxy Latin America for advertising and promotional activities involving its DirecTV service in Brazil. The Cisneros Group has agreed to attempt, on best commercially reasonable efforts basis, to provide us with access at rates at least as favorable as those charged to anyone else, except for affiliates. However, we have no assurance that their efforts will be successful and it is possible that we may not receive access at favorable rates or at all.

     We also intend to utilize other innovative marketing strategies. We are the exclusive sponsor of Rock in Rio, a rock festival to be held in Rio de Janeiro, Brazil in January 2001, which will give us the opportunity to promote our services. We also have the right to sell sub-sponsorships and will handle all online ticket sales as well as online sales of any CDs and videos produced from the concert. We also plan to launch a sign-on-a-friend program in both Brazil and Mexico that will involve paying members a fee for each additional member they refer to our service.

LOCAL AND LONG DISTANCE TELEPHONE SERVICE, TELECOMMUNICATIONS NETWORK CAPACITY AND TECHNOLOGY

     LOCAL AND LONG DISTANCE TELEPHONE SERVICE. In each of our Latin American target markets, our members will initiate access to our online services through local and long distance telephone lines. These lines are owned and operated by local and regional telephone service companies.

     The telephone service industry in Latin America is undergoing considerable change. Many of the largest countries, including Brazil, Mexico and Argentina, have begun to deregulate and privatize their telephone industries. Many Latin American telephone companies in recent years have undertaken significant investments in their infrastructure. These investments have resulted in an improvement in the quality of telephone service in these countries. Although the telephone service industry in Latin America is significantly less developed than in the U.S., we believe that the local and long distance telephone service available is of adequate quality and sufficient quantity to meet the needs of our prospective members. Moreover, we believe that the current trend of investment by the largest telephone service companies will continue, adding additional capacity in our target markets to service the increasing demands placed on the telephone service industry by the growth in Internet use.

     Additionally, local and long distance telephone charges are expected to decline because of increased competition created by deregulation. Nevertheless, because local calls in most Latin American countries are metered, the total cost of Internet access in Latin America is substantially higher than in the U.S.

     TELECOMMUNICATIONS NETWORK CAPACITY. Third-party telecommunications network providers transmit our online services data between the local and long distance telephone services used by our members in Latin America and AOL's servers, which run all our interactive services, in the U.S. These third party networks provide the modems that allow our members to establish a connection to our online services. They also carry our data between Latin America and the U.S. by satellite and through fiber optic cable.

     In Brazil, we have contracts with Netstream, an affiliate of AT&T, and Embratel, an affiliate of WorldCom, to provide the modems through which our members connect to our America Online Brazil service and to carry our data within Brazil. Netstream and Embratel also carry our data from Brazil to the U.S. through their affiliates and third party suppliers. Under our contracts with Netstream and Embratel we will be able to offer consumers access to our America Online Brazil service in 60 cities in Brazil. Our contracts with Netstream and Embratel expire on October 18, 2002 and May 3, 2002. As of August 30, 2000, we provided access to our America Online Brazil service in 35 cities in Brazil, and we intend to expand into additional cities later this year.

     In Mexico, we have entered into a network contract with Avantel, an affiliate of WorldCom. We are currently offering our America Online Mexico service in Mexico City, Guadalajara and Monterrey. Our contract with Avantel expires in January 2003.

     In Argentina, we have entered into a network contract with Impsat. Our contract with Impsat expires in December 2002. We launched our services in Buenos Aires in August 2000, and extended this service into Cordoba, Rosario and Mendoza in September 2000.

     In each of our target markets we intend to work closely with our network providers to ensure satisfactory network performance. We intend to seek out network providers that have multiple operations centers for network monitoring, and we have developed quality control standards that our providers must meet.

     Fiber optic cable is our preferred means of transmitting data between Latin America and the U.S. because it offers greater capacity and is generally more reliable than satellite-based transmissions. All of our data transmitted between the U.S. and Mexico is transmitted by fiber optic cable. Most of our data transmitted between Brazil and the U.S. is transmitted by fiber optic cable, although some data is still transmitted by satellite because adequate quantities of fiber optic cable are not yet available for these transmissions. We expect that additional fiber optic cable will become available for data transmissions between the U.S. and Brazil under our contracts with Embratel and Netstream during the last calendar quarter of 2000. At that time all data transmitted between Brazil and the U.S. will be transmitted through fiber optic cable. We believe this change will improve our network performance and the response time of our America Online Brazil service. We expect that in the future we will need to enter into additional fiber optic network contracts in both Mexico and Argentina.

     In Brazil, we believe that we have secured adequate network capacity through our contracts with Netstream and Embratel. We believe that these contracts will provide us with excess network capacity for the next two years. However, this capacity is based on our expectations of use and growth in particular geographic areas. Our contracts with Netstream and Embratel commit us to purchase a minimum amount of network capacity and we may be subject to similar minimums as we expand into other countries in Latin America. If the number of our subscribers, or their use of our online services, does not increase as we anticipate, our network costs will not correspondingly decrease.

     In Mexico, we believe our contract with Avantel can supply us with adequate network capacity for our data transmissions between Mexico and the U.S. over the next two years. The quality of our exchanges of data will depend in part on Avantel's ability to expand transmission capacity through subcontracting arrangements with local telecommunications vendors. We also are seeking other vendors capable of providing us with reliable, high quality capacity to compliment Avantel's network. Similar to our network contracts in Brazil, we are committed to purchasing a minimum amount of network capacity from Avantel.

     TECHNOLOGY. Our servers are owned and maintained by AOL in three locations in the United States: Reston, Dulles, and Manassas, Virginia. The AOL-LA content and the tools to operate our online services are located on these servers. Our Brazilian, Mexican and Argentine portals are also hosted on these servers. In the future, we plan to install servers in Brazil, Mexico, Argentina and in other countries in Latin America to further improve the performance of our interactive services.

     Our members can access our online services only through personal computers using the Windows 95 and 98 operating systems and our Windows-compatible online service software. Our online services will support the V.90 standards for high-speed access at 56 kbps, or kilobits per second.

COMPETITION

     We operate in the highly competitive and rapidly evolving businesses of online services and Internet access, advertising and commerce. However, we believe that our AOL-LA country services are unique with their seamless integration of local, regional and global interactive communities and the Internet, and the array of interactive tools, content and commerce opportunities offered.

     We compete with providers of Spanish- and Portuguese-language interactive services, including Internet access services, portals, search engines and web directories. We compete in the broader Latin American regional market as well as in country specific local markets. Our principal regional market competitors include El Sitio, in which the Cisneros Group owns a minority interest, Globo, StarMedia, Terra Networks, an affiliate of Telefonica, and UOL. Our primary local competitors in our core target countries include UOL in Brazil, Telmex in Mexico, which has an alliance with Microsoft for the development of content and offers a Prodigy-branded service, and Ciudad Internet in Argentina.

     We also compete for advertising revenues with traditional media such as newspapers, magazines, radio and television.

     Our online service subscription fees are generally higher than those offered by other online service providers. We reduced our price for our unlimited Internet access subscription plan in Brazil in January and further price adjustments may be necessary.

     We believe that the principal competitive factors in generating advertising and commerce revenue include the number of visitors to an online service or Internet site, duration and frequency of visits and demographics of visitors. We believe that we have the ability to compete effectively in these areas.

THE AOL LICENSE AGREEMENT, INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

OUR LICENSE

     Under our license agreement with AOL, we have:

        o a royalty free, exclusive license to offer AOL-branded PC-based online services in Latin America;

        o the exclusive right to offer AOL-branded TV-based online services in Latin America;

        o the exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by AOL for commercial launch within four years of August 7, 2000; and

        o a non-exclusive license to offer a localized network of AOL-branded portals in Latin America, with an option to license exclusively any Spanish- or Portuguese-language AOL-branded portals that AOL may develop for the Latin American market, subject to our payment of a license fee.

     We also have the rights to use all related AOL proprietary software and technology as well as AOL registered domain names and principal trademarks in Latin America.

     We have agreed to interconnect our America Online Brazil, America Online Mexico and America Online Argentina country services and all future AOL-LA country services to the services provided by AOL and its international affiliates. This interconnection will provide our members with access to the AOL services and AOL international interactive services and will permit AOL members worldwide to access the AOL-LA country services. AOL is obligated to license to us, or to use commercially reasonable efforts to obtain for us, the license rights it has in third party software products used in operating the AOL-branded interactive services. These third-party licenses may be royalty-free or may require payments by us.

     From December 15, 1998 through June 30, 2000, we did not make any payments to AOL for services received under the license agreement. We believe that annual payments for these services will not exceed $60,000 in the future.

     We have the same rights to offer CompuServe-branded services. We only have the right to offer AOL- and CompuServe-branded interactive services. We also have a non-exclusive right to market and promote AOL's ICQ service in Latin America. We do not have the right to offer Netscape, Digital City, MovieFone or any other non-AOL-branded interactive service.

TERMINATION OF OUR EXCLUSIVE RIGHTS

     We will lose the exclusivity of our licensed rights:

        o to AOL-branded PC-based online services, upon the later of December 15, 2003 or the date on which either AOL or the Cisneros Group owns less than 20% of the outstanding capital stock of AOL-LA.

        o to AOL-branded TV-based and wireless-based online services, upon the later of five years from August 7, 2000 or the date on which either AOL or the Cisneros Group owns less than 20% of the outstanding capital stock of AOL-LA.

     These 20% thresholds may be lowered if:

        o an additional strategic stockholder is admitted as a stockholder of AOL-LA;

        o   we issue more shares of our capital stock; or

        o AOL exercises a warrant it holds to purchase 16,541,250 shares of class A common stock.

     AOL may terminate our rights under the license if we materially breach its terms.

     TRADEMARKS AND DOMAIN NAMES

     AOL has granted us rights to use in Latin America its registered domain names, www.aol.com, www.americaonline.com, and related domain names. We believe that AOL is taking appropriate steps to protect its rights in these and other related domain names in Latin America.

     We rely on a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect our rights in our online services as licensed to us by AOL. We have distributed and will continue to distribute software, licensed to us by AOL, for our online services under agreements that grant members a license to use the software. We rely on the protections afforded primarily by copyright laws to protect against the unauthorized reproduction of the software. We also rely in part on electronic licenses which members do not manually sign, but rather agree to by clicking a button on their monitor screen. These licenses may be unenforceable under the laws of Brazil, Mexico and Argentina and other jurisdictions in which we expect to offer our online services. We attempt to protect our trade secrets and other confidential information through agreements with employees and consultants.

     Although we intend to protect our rights vigorously, these measures may not be successful. Policing unauthorized use of the software for our online services is difficult and the steps taken may not prevent the misappropriation of our licensed technology and intellectual property rights. Moreover, effective patent, trademark, trade secret and copyright protection may be unavailable or limited in Latin America.

     AOL has obtained U.S. federal trademark registrations of a number of marks, including AOL, America Online, Buddy List, and AOL's triangle design logo, and has trademark rights in the U.S. and abroad in many other proprietary names, including www.aol.com, AOL Instant Messenger, AOL Netfind, You've Got Mail and CompuServe.

     We believe that our exercise of our licensed rights under our agreement with AOL does not infringe on the proprietary rights of third parties. However, AOL has received communications from third parties asserting that features, contents or names of some of our services may infringe their patents, copyrights, trademarks and other rights. We are not involved in any litigation of this type that would have a material adverse effect on our ability to develop, market and sell or operate our services. We cannot assure that in the future third parties will not make infringement claims against us for current or future features or content of our services or that any claim would not result in litigation or require us to enter into royalty or other similar arrangements. Third parties may also challenge AOL's marks and these challenges may result in limitation or loss of our licensed rights to AOL's proprietary marks.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     We believe that existing government regulations will not materially restrict our ability to offer our interactive services in our core target countries.

     In Brazil, there are no license or registration requirements applicable to interactive services. However, the Brazilian legislature is considering a law governing commerce that will subject web hosting service providers to civil and criminal sanctions if they have actual knowledge of an offer of illegal goods, services or information made through their service and they do not immediately suspend or interrupt access. This bill would also require Internet access providers to keep confidential all non-public information transmitted or stored on their networks, unless a court orders that the information be disclosed.

     In Mexico, the federal telecommunications law requires providers of value-added services, including Internet access services, to register with the Mexican federal telecommunications commission. We have obtained this registration.

     In Argentina, Internet access providers must hold a correspondent license from the Argentine telecommunications authority. We have received this license. The Argentine national government does not specifically regulate information available on the Internet. However, Argentine laws and regulations on consumer protection, contract, competition and advertising generally apply to portal and commerce service providers. Moreover, the Argentine constitution protects an individual's right to know what information about him is contained in any public registry or database and demand that any false or discriminatory information be changed, removed, kept confidential or updated.

     We intend to support proposals designed to enhance market access and competition in the offering of both dial-up and high-speed interactive services in our target markets and believe that the adoption of these proposals would have a beneficial effect on the development of interactive services. We are unable, at this time, to predict whether any of these proposals will be adopted.

EMPLOYEES

     As of June 30, 2000, we had 591 full-time employees, of whom 428 were located in Brazil, 67 in Mexico, 52 in Argentina and 44 in the United States. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

     Our principal executive office is located in approximately 37,000 square feet of office space in Fort Lauderdale, Florida, U.S., under a lease that expires in 2006. Our Brazilian headquarters and call center is located in Santo Andre in approximately 19,800 square feet of office space under a lease expiring in August 2004 and our business development and marketing office is located in Sao Paulo in approximately 4,800 square feet of office space under a lease expiring in June 2002. We also established our Mexican headquarters and call center in Mexico City in approximately 19,900 square feet of office space under a lease expiring in March 2005. Our Argentina headquarters and call center, located in Buenos Aires, is approximately 14,000 square feet under a lease expiring in November 2002. As we expand into other countries in Latin America, we anticipate establishing sales offices and call centers regionally and locally.

ITEM 3. LEGAL PROCEEDINGS

     On December 28, 1999, ADEC, a non-governmental, private consumer protection association, filed a complaint against us in the Brazilian State of Rio de Janeiro seeking monetary damages and a preliminary restraining order. ADEC is seeking R$10.0 million, or approximately U.S.$5.6 million, in damages on behalf of consumers who have allegedly complained about the installation of our America Online Brazil software on their PCs. The preliminary restraining order would have required us to stop distributing our CD software in Brazil, the collection of products already distributed, and publication of an injunction in newspapers of significant circulation. While ADEC obtained the order, we were successful in having it revoked and ADEC later lost an appeal of the revocation. At ADEC's request, the court allowed the publication of a general public summons inviting consumers to join ADEC as plaintiffs, which gave a thirty-day period to join the action. The thirty-day period has run and we are unaware of any consumer filing a notice to join the action. Although we believe that ADEC's claims are without merit and will continue to contest them vigorously, we may not be successful in defeating its claims. If we are unsuccessful, ADEC's claims could have a material adverse effect on the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

     Our class A common stock has been traded on the Nasdaq National Market since August 8, 2000 and trades under the symbol "AOLA". Prior to that time, there was no public market for our class A common stock. The following table sets forth, from the date we began trading to the latest practicable date, the high and low sales prices per share of the class A common stock as reported on the Nasdaq National Market.

                                                          Low            High
                                                         ------         ------

August 8, 2000 through September 18, 2000..............  $7.000         $9.875

     There were 68 holders of record as of September 18, 2000.

     We have never declared or paid any cash dividends on our shares of class A common stock. We intend to retain any earnings to fund our future growth and the operation of our business. Therefore, we do not anticipate paying any cash dividends on our shares of class A common stock in the future. The special committee of our board of directors must unanimously approve the payment of any dividends before our full board of directors can approve a dividend payment. Further, before the payment of any dividends on our shares of class A common stock, we must pay dividends, payable in series B and series C preferred stock, as and when declared by our board of directors, on our shares of series B and series C preferred stock.

     Through our initial public offering in August 2000, we sold 25,000,000 class A common shares through Salomon Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc., Cazenove & Co. and Prudential Securities Incorporated at an initial public offering price of $8 per share. Of the 25,000,000 shares sold, AOL and the Cisneros Group each purchased 4,000,000 shares. We received net proceeds of approximately $187.9 million, reflecting gross proceeds of $200.0 million less underwriter commissions of approximately $7.1 million and other estimated offering costs of approximately $5.0 million. On August 7, 2000, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-95051) effective.

     On September 11, 2000, we received proceeds from the exercise of a portion of the over-allotment option granted to the underwriters. We sold an additional 2,062,500 shares of class A common stock, which yielded us, net of underwriting discount, an additional $15.6 million.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

     We intend to use the net proceeds from our initial public offering for general working capital purposes, in support of our expansion throughout our operating geographies. Use of funds will include the following purposes:

  . expansion of interactive services, including marketing, brand and content development;

  . expansion of telecommunications network capacity;

  . capital expenditures; and

  . general corporate purposes, including possible acquisitions of or investments in complementary businesses, products or technologies.

     As of August 31, 2000, approximately $8.0 million of the initial public offering proceeds had been used by our local country affiliates to fund general operations, as described above, and approximately $180.0 million remained invested in highly rated short-term securities.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes to those statements.

                                                        Period From
                                                     December 15, 1998
                                      Year  Ended   (Date of Inception)
                                     June 30, 2000    to June 30, 1999
                                     -------------  -------------------
                                            (In Thousands)

STATEMENT OF OPERATIONS DATA:

Revenues:

     Subscriptions ..........          $  5,848           $  1,644
     Advertising and commerce             3,352                 --
                                       --------           --------
          Total revenues ....             9,200              1,644
                                       --------           --------
Loss from operations ........           (99,924)            (1,750)
                                       --------           --------
Net loss ....................          $(97,913)          $ (1,872)
                                       ========           ========


                                         As of June 30,
                                     ---------------------
                                     2000             1999
                                     ----             ----
                                         (In Thousands)

BALANCE SHEET DATA:

Cash and cash equivalents           $33,321          $17,716
Working capital ..........           13,261           16,156
Total assets .............           55,640           19,467
Total stockholders' equity           23,319           16,166

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE PERIODS ENDED JUNE 30, 2000 AND 1999

CONSOLIDATED RESULTS OF OPERATIONS

     REVENUES. Total revenues consist of subscription revenues, advertising revenues and commerce revenues. The following table presents the components of our revenues for the year ended June 30, 2000 and for the period from December 15, 1998 to June 30, 1999.


                                                                             December 15, 1998
                                                                                (Date of
                                                             Year Ended        Inception) to
                                                            June 30, 2000       June 30, 1999
                                                            -------------    ------------------
                                                         (In Thousands, Except Percentage Data)
REVENUES:
     Subscriptions.....................................      $5,848     63.6%  $ 1,644   100.0%
     Advertising and commerce..........................       3,352     36.4        --      --
                                                             ------    ------   ------   ------
          Total revenues...............................      $9,200    100.0%   $1,644   100.0%
                                                             =======   ======   ======   ======


     SUBSCRIPTION REVENUES. For the periods presented, our subscription revenues were generated from members paying fees to subscribe to the CompuServe Classic service and, to a lesser extent, the AOL-LA country service in Brazil. We expect that future subscription revenues will be generated primarily from members paying fees to subscribe to the AOL-LA country services and, to a lesser extent, from the CompuServe Classic service. We began operations in Brazil in November 1999, in Mexico in July 2000, and in Argentina in August 2000.

     We plan to build our subscriber base by aggressively marketing our AOL-LA country services in Brazil, Mexico and Argentina. We also plan to expand services into Puerto Rico and additional countries in Latin America. Accordingly, because of our expected fast growth, we expect in the near term that a substantial percentage of our subscribers will be in their trial period, which is typical of Internet subscription businesses in the early stages of their growth. Therefore, it may not be unusual at any particular date in the near term for a majority of our subscribers to be trial members. The percentage of trial members is likely to be highest following our launch in a new market and in connection with particular promotional campaigns, which may include offering extended trial periods.

     Our revenues for the period ended June 30, 1999 consisted entirely of revenues from subscribers to CompuServe.

     For the year ended June 30, 2000, approximately $2.2 million, or 37%, of our subscription revenues were generated from members subscribing to AOL-LA's Brazil service, which was launched during November 1999. As of June 30, 2000, we had approximately 123,000 subscribers in Brazil. A substantial percentage of all of our subscribers at June 30, 2000 were in their standard free trial period.

     We currently offer Brazilian subscribers two alternative methods by which they can pay their subscription fees: credit cards and boletos bancarios ("boleto"). The boleto is a customary form of payment under which Brazilian banks that we designate act as conduits for collecting the payments. We send each member a bill and the member pays the bill at a local bank. These local banks then send the payments to our designated banks. This is a common method for payment in Brazil, but is more costly for us than payment through credit cards and results in a longer collection cycle. As the boleto is a common form of payment in Brazil, approximately 82% of our subscribers in Brazil had selected this method of payment as of June 30, 2000. Although we have not experienced any significant difficulties collecting subscription fees from members using credit cards, a significant number of our subscribers using boletos who have received an invoice have not made timely payment, which we believe is typical of the payment rate of boleto users for non-utility invoices.

     For subscribers in Brazil that have elected to pay their subscription fees with credit cards, we recognize subscription revenues when the fees become due. For subscribers in Brazil who pay through means other than credit cards, we begin to recognize subscription revenues when we receive payment. In Mexico and Argentina, our subscribers can pay their subscription fees with either credit cards or bank debit cards. Upon the expiration of the free trial period following the launch of our America Online Mexico and America Online Argentina services, we will begin to recognize subscription revenue when the fees become due.

     For the year ended June 30, 2000, $3.7 million, or 63%, of our subscription revenues were generated from our CompuServe Classic service. This compares with $1.6 million through the period ended June 30, 1999. The CompuServe subscriber base was approximately 18,000 subscribers when we acquired it from AOL on December 15, 1998 and approximately 5,600 subscribers at June 30, 2000. We believe that our CompuServe Classic subscription base has declined because we have not been marketing the service to retain or increase members. Since we do not expect to add new CompuServe Classic members, we anticipate that our subscription revenues from the CompuServe Classic service will continue to decrease due to a declining base of subscribers.

     At the time we acquired the subscribers to the CompuServe Classic service, we entered into a contract with a third party to manage and administer the CompuServe Classic service. In exchange for these services, this third party retained a portion of these subscription fees. We recorded the net subscription fees due to us as revenues. In June 1999, we modified the contract to eliminate the sharing of all subscription fees and to include the payment of a service fee to the third party. Since that time, we have recorded gross subscription fees due to us from the CompuServe Classic service, and the related service fees are included in cost of revenues for the year ended June 30, 2000.

     ADVERTISING AND COMMERCE REVENUES. Advertising revenues are derived principally from:

     o advertising arrangements under which we receive fees based on the number of advertisements displayed on our interactive services; and

     o sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fixed payment either in cash or, in some instances, in equity.

     As of June 30, 2000, we had deferred revenues of approximately $4.5 million from advertising arrangements. The deferred revenues consist of payments received in advance of our delivery of the related service and will be recognized as income as the services are delivered.

     Advertising and commerce revenues for the year ended June 30, 2000 were approximately $3.4 million. All of the advertising and commerce revenues generated were associated with our Brazilian operations. We did not generate any advertising and commerce revenues during the period from December 15, 1998 through June 30, 1999. Although we expect advertising and commerce revenues to increase in future periods, we expect to derive the substantial majority of our revenues from subscriptions to our AOL-LA country services.

     COSTS AND EXPENSES. The following table presents the components of our costs and expenses for the year ended June 30, 2000 and for the period from December 15, 1998 to June 30, 1999.


                                                                             For the Period From
                                                                              December 15, 1998
                                                            Year Ended       (Date of Inception)
                                                           June 30, 2000       to June 30, 1999
                                                           -------------     --------------------
                                                       (In Thousands, Except Percentage Data)

COSTS AND EXPENSES:
     Cost of revenues................................    $20,366     18.7%      $1,091      32.1%
     Sales and marketing.............................     70,547     64.6           12       0.4
     Product development.............................      2,525      2.3          312       9.2
     General and administrative......................     15,686     14.4        1,979      58.3
                                                        --------    -----        -----     -----
          Total costs and expenses...................   $109,124    100.0%      $3,394     100.0%
                                                        ========    =====       ======     =====


     COST OF REVENUES. Cost of revenues includes:

     o network-related costs consisting primarily of fees paid to third parties to carry our data over their telecommunications networks;

     o fees we pay to AOL for use of their servers that run our interactive services;

     o fees we pay to AOL and the Cisneros Group for technical support and training;

     o personnel and related costs for customer support and product and content development;

     o    fees paid to content providers; and

     o    amortization of capitalized product development costs.

     For the year ended June 30, 2000, cost of revenues was approximately $20.4 million and consisted primarily of costs to launch our AOL-LA country service in Brazil and Mexico, preparation for our launch in Argentina, as well as the continued servicing of our CompuServe Classic subscribers. These costs also included payments made or due to AOL and other third parties for the costs of using their computer systems, equipment and operations staffing and for establishing our call centers. These costs also include payments made to a third party for the management and administration of the CompuServe Classic service under our contract. During this period, the cost of services provided by AOL was approximately $2.6 million. We expect that our cost of revenues will continue to grow and will exceed, or represent a significant portion of, our total revenues as we expand our capacity to accommodate new users of our interactive services.

     For the periods from December 15, 1998 to June 30, 1999, cost of revenues was approximately $1.1 million. These costs, which were primarily payable to AOL, reflected the costs we incurred to provide service to our CompuServe Classic subscribers.

     SALES AND MARKETING. Sales and marketing expenses include our costs to acquire and retain our members, the operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs as well as the costs of brand advertising on television and in newspapers, magazines and other media.

     For the year ended June 30, 2000, sales and marketing expenses were approximately $70.5 million and primarily reflect the costs related to the launch of our AOL-LA country service in Brazil in November 1999. During this period, we engaged in a significant amount of advertising to promote our brand as well as direct marketing to acquire subscribers of the service.

     On June 12, 2000, the Company entered into a strategic interactive services and marketing agreement with Banco Itau of Brazil. Pursuant to this agreement, 31,700,000 shares of class A common stock, valued at $253.6 million based on the initial public offering price of $8.00 per share, were subsequently issued to Banco Itau on August 11, 2000. As there are potential, specific payments (from Banco Itau to the Company) related to performance in the first five years of the agreement with Banco Itau, $164.8 million of the cost will be expensed on a straight-line basis over that period. The remaining balance of the cost, $88.8 million, will be expensed on a straight-line basis over the ten-year term of the agreement. For the year ended June 30, 2000, $2.1 million of expense was recorded for the Banco Itau shares and is included in sales and marketing expenses.

     For the first five years of our alliance with Banco Itau, Banco Itau will subsidize a minimum of one free hour per month for every approved member of the co-branded service. Any payments received from Banco Itau for those hours will be reflected as a reduction of cost of revenues in the statement of operations. We expect that our subscriber numbers will increase significantly because of this agreement. At the same time, our revenue per subscriber may decrease because members of the co-branded service may stay within the free hours to avoid having to pay any subscription fees. Our joint objective with Banco Itau, however, is for these members to pay for additional hours on the service, which would generate additional subscription revenues.

     We have recently increased our sales and marketing expenditures in Brazil, Mexico and Argentina. As we launch into new markets, we expect that our sales and marketing expenses will initially be relatively high and decrease over time as our brand and name recognition increase. While we have launched in three of our main target markets we expect our sales and marketing expenditures to remain high as we continue to expand our interactive services, and attempt to attract new members and users.

     PRODUCT DEVELOPMENT. We capitalize product development costs, which mainly consist of charges from AOL for personnel and related costs associated with the localization of our interactive services and any developments we request AOL to provide, once the product or enhancement reaches technological feasibility. We capitalize costs incurred after technological feasibility has been established up until completion of beta testing. Once beta testing is complete and the product or service is commercially available, costs are again expensed as incurred. Amortization, a cost of revenue, is provided on a product-by-product basis, using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed three years, beginning the month after the date of product release. Quarterly, we review and expense the unamortized cost of any feature identified as being impaired. We also review the recoverability of the total unamortized cost of all features and software products in relation to their estimated online service and other relevant revenues and, when necessary, make an appropriate adjustment to net realizable value.

     Product development costs expensed for the year ended June 30, 2000 were approximately $2.5 million and $312,000 for the period from December 15, 1998 through June 30, 1999. These product development costs represent research and development costs payable to AOL primarily for localization of our software and other requested development work. In the year ended June 30, 2000, a significant portion of these costs was due to an increase in technical support from AOL for the launch of our AOL-LA interactive services in Brazil and the anticipated launch of our interactive services in Mexico and Argentina.

     GENERAL AND ADMINISTRATIVE. For the year ended June 30, 2000, our general and administrative costs were approximately $15.7 million. Our general and administrative expenses increased during this period as we hired additional management and administrative personnel to support the launch in Brazil in November 1999 and the anticipated launch of our interactive services in Mexico and Argentina. Both AOL and the Cisneros Group provided us with management and administrative services to support the launch in Brazil. During this period, we incurred support fees of approximately $1.9 million for support services provided by AOL and $0.4 million for services provided by the Cisneros Group. We anticipate that our general and administrative expenses will continue to increase in fiscal 2000 due to the growth of management and administrative personnel required to support our recently launched AOL-LA interactive services in Mexico and Argentina and the additional support staff required in our Fort Lauderdale headquarters.

     From December 15, 1998 through June 30, 1999, general and administrative costs were approximately $2.0 million. Expenses during this period were primarily attributable to personnel costs, general office expenses and support fees of approximately $1.0 million payable to AOL and $0.3 million payable to the Cisneros Group.

     OTHER INCOME, NET. Other income, net consists primarily of interest income and foreign currency losses. For the year ended June 30, 2000, other income, net was $2.0 million substantially all of which was interest income. The interest was primarily attributable to capital contributions.

     INCOME TAXES. There was no provision for income taxes in fiscal 2000 and a provision of approximately $0.1 million from December 15, 1998 to June 30, 1999. For additional information regarding income taxes, refer to Note 9 of the Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through June 30, 2000, the Company's operations have been financed primarily through capital contributed by the Cisneros Group ($115 million) and AOL ($15 million). During the month of July 2000, the Cisneros Group and AOL each contributed additional capital of $17.5 million and each is obligated to contribute an additional $17.5 million by December 31, 2000. During fiscal year 2000, the Company used $78.4 million in cash to fund losses from operations. The Company completed its initial public offering on August 11, 2000 which generated an additional $187.9 million in cash, net of underwriting commissions and other offering costs. In September 2000, we received proceeds from the exercise of the over-allotment option by the underwriters, of 2,062,500 shares of class A common stock which yielded us, net of underwriting discount, proceeds of approximately $15.6 million.

     We anticipate that the cash on hand, provided by the August 2000 initial public offering, the related over-allotment in September 2000 and the cash to be contributed by AOL and the Cisneros Group will be sufficient to fund operations through March 2001 based upon our current business plan. A portion of this cash may be used for the acquisition and subsequent funding of technologies, products or businesses complementary to our business. When or if necessary, we may seek to sell additional equity or debt securities or to enter into a credit facility although there is no assurance that such funding will be obtained on favorable terms. In addition, the projected spending under the current business plan is comprised primarily of discretionary items that could be adjusted, when or if necessary.

     Current assets were approximately $42.5 million at June 30, 2000 and $19.5 million at June 30, 1999, while current liabilities were approximately $29.2 million and $3.3 million at those same dates. Therefore, at June 30, 2000, the Company had working capital of approximately $13.3 million, compared to working capital of approximately $16.2 million at June 30, 1999.

     The increase in current assets was primarily attributable to an increase in cash and cash equivalents contributed by AOL and the Cisneros Group. The increase in current liabilities was due to increases in amounts payable to external vendors and to AOL, primarily for increases in accrued telecommunications and marketing costs, as well as an increase in deferred revenues and support services.

     At June 30 2000, our material operating commitments were approximately $77.8 million, which represents our minimum obligations under third party telecommunications network contracts through the end of fiscal 2003, obligations under leases for office space, autos and office equipment and the Company's exclusive sponsorship of the Rock in Rio Music Festival.

SEASONALITY

     We expect subscriber revenues to be highest during its first and fourth fiscal quarters, which is the winter season in much of Latin America, and lowest during our second and third fiscal quarters, which is the summer season in much of Latin America.

FORWARD LOOKING STATEMENTS

     This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: plans for future expansion of our country services and internet portals, plans for linking our internet portals to AOL portals, future marketing efforts, the benefits we expect to receive from our strategic alliance with Banco Itau, from our relationship with the Cisneros Group and from our sponsorship of the Rock in Rio festival, future expenses, expected improvements and expansion of telecommunication services and infrastructure in Latin America, and the adequacy of our network infrastructure.

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

AOL AND THE CISNEROS GROUP CONTROL OUR COMPANY, MAY HAVE INTERESTS THAT CONFLICT WITH THE INTERESTS OF CLASS A COMMON STOCKHOLDERS AND ARE FREE TO PLACE THEIR INTERESTS AHEAD OF THOSE STOCKHOLDERS

     Because AOL and the Cisneros Group operate in the interactive services and media industries, their control of AOL-LA creates actual and potential conflicts of interest between them and us. Neither our restated certificate of incorporation nor our agreements with AOL and the Cisneros Group prevent them from pursuing other opportunities that might be advantageous to us, acquiring a minority interest in businesses that compete with us or, in some instances, directly competing with us. Consequently, they each have the power to take actions that may be directly opposed to our interests and your interests as an investor.

BECAUSE AOL AND THE CISNEROS GROUP CONTROL OUR ABILITY TO OFFER NEW TYPES OF INTERACTIVE SERVICES, OUR REVENUES, GROWTH AND ABILITY TO COMPETE MAY BE ADVERSELY AFFECTED

     Because of restrictions and limitations in our charter documents, we may not be able to respond quickly, or at all, to new services offered by competitors or take advantage of new business opportunities, which could adversely affect our growth or reduce our revenues.

     First, we cannot engage in any business activity other than providing personal computer-based, or PC-based, and AOL-branded TV- and wireless-based interactive services in Latin America without the approval of AOL and the Cisneros Group for as long as (i) AOL continues to own at least 50,929,167 shares of B stock, or 50% of the number of shares of series B preferred stock that we originally issued to it; and (ii) the Cisneros Group continues to own at least 50,929,167 shares of C stock, or 50% of the number of shares of series C preferred stock that we originally issued to it and two of our directors and one of our executive officers. Second, even if AOL acquires or develops AOL-branded wireless-based online services, we will not be able to offer these services or AOL-branded TV services in Latin America, although we have the license to do so, without the approval of both of the directors appointed by AOL and the Cisneros Group who serve on the special committee of our board of directors. Disputes may also arise with AOL over whether our licensed rights extend to particular services, due to possible ambiguities in the terms PC-based, TV-based and wireless-based services.

     Also, we are prevented from offering our services to Spanish- and Portuguese-speaking consumers in countries outside of Latin America.

LIMITATIONS AND CONDITIONS ON OUR RIGHTS TO OFFER AOL-BRANDED ONLINE SERVICES AND PORTALS IN LATIN AMERICA COULD HARM THE VALUE OF THESE RIGHTS AND OUR ABILITY TO EFFECTIVELY COMPETE

     We have entered into a license agreement with AOL under which we have exclusive rights to offer AOL-branded PC-based online services and, as they are developed by AOL, AOL-branded TV-and wireless-based online services in Latin America. These rights to use AOL's brand name and services are vital to our success as an interactive services provider. However, they are subject to important conditions and limitations, some of which are beyond our control, which could preclude us from exercising our rights or materially diminish their value to us and could adversely affect our business.

     First, we have no rights to offer AOL-branded wireless-based online services unless the services are developed by AOL for commercial launch within four years of August 7, 2000. Second, we will lose our exclusivity: (i) to AOL-branded PC-based online services, upon the later of December 15, 2003 or the date on which either AOL or the Cisneros Group owns less than 20% of our outstanding capital stock; and (ii) to AOL-branded TV- and wireless-based online services, upon the later of August 7, 2005 or the date on which either AOL or the Cisneros Group owns less than 20% of the outstanding capital stock of AOL-LA. Third, AOL may terminate our license agreement if we materially breach its terms. Fourth, our license to offer a network of Spanish- and Portuguese-language AOL-branded portals in Latin America is non-exclusive. Except for CompuServe-branded services, we have no rights to market non-AOL-branded interactive services owned by AOL, including Netscape, Digital City and MovieFone. These limitations may prevent us from pursuing potentially lucrative business opportunities.

IF AOL AND THE CISNEROS GROUP FAIL TO AGREE ON MATTERS RELATED TO OUR BUSINESS, OUR BUSINESS MAY BE ADVERSELY AFFECTED FOR AS LONG AS THEY REMAIN IN DEADLOCK

     Because AOL and the Cisneros Group jointly control AOL-LA through provisions contained in our restated certificate of incorporation, restated by-laws, and stockholders' agreement, either AOL or the Cisneros Group can block a wide variety of actions, including expanding our business beyond offering AOL-branded TV- and wireless-based online services in Latin America, offering AOL-branded TV- and wireless-based online services in Latin America, and changing significant corporate governance provisions in our restated certificate of incorporation and restated by-laws.

OUR SHORT OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE FINANCIAL PERFORMANCE; TO DATE WE HAVE EXPERIENCED SUBSTANTIAL LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

     We are at an early stage of development in a new and rapidly evolving market. We launched our first AOL-LA country service and our first AOL-LA country Internet portal in November 1999 in Brazil. In July and August 2000, we launched our country service and Internet portal in Mexico and Argentina, respectively. We incurred net losses of approximately $99.8 million from December 15, 1998, the date of our inception, through June 30, 2000. We expect to continue to incur net losses as we expend substantial resources to develop our business. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future. We will need to generate significant revenues to achieve profitability and we may not be able to do so.

IF WE ARE NOT ABLE TO CONVERT OUR SUBSCRIBERS INTO PAYING SUBSCRIBERS, WE WILL NOT BE ABLE TO INCREASE OUR REVENUES AS PLANNED

     Because of our limited operating history, we cannot predict the extent to which we will be successful in converting trial subscribers and those whose payments are late into paying subscribers. If we fail to successfully convert these subscribers, we will have difficulty increasing our revenue at the rates required to reduce our operating losses and achieve profitability.

     Because our marketing efforts include offering a free trial period to our subscribers, and because of the early stage of our business, a substantial portion of our subscribers are in their free trial period. We expect that trial subscribers will represent a substantial portion of our total subscriber population as we continue to launch our interactive services in other countries in Latin America. Therefore, it will not be unusual at any particular date for a majority of our subscribers to be trial subscribers. The percentage of trial subscribers is likely to be at its highest during periods following our launch in a new market and following heavy promotional activity, which may include offering extended trial periods.

     A significant portion of our subscribers in Brazil have chosen to use the boletos method of payment rather than credit cards. The boleto is a customary form of payment, under which designated Brazilian banks act as conduits for collecting payments. A significant number of the subscribers using boletos, who have received an invoice, have not made timely payment, which we believe is typical of the payment rate of boleto users for non-utility invoices. We are terminating those subscribers who do not pay on a timely basis.

BECAUSE AOL AND THE CISNEROS GROUP ONLY HAVE LIMITED COMMITMENTS TO FUND OUR CAPITAL REQUIREMENTS, IF WE ARE UNABLE TO OBTAIN FINANCING FROM OTHER SOURCES, WE WILL BE UNABLE TO SUSTAIN OUR BUSINESS

     We anticipate that the cash on hand, provided by the August 2000 initial public offering, the related over-allotment in September 2000 and the cash to be contributed by AOL and the Cisneros Group will be sufficient to fund operations through March 2001 based upon the Company's current business plan. A portion of this cash may be used for the acquisition and subsequent funding of technologies, products or businesses complementary to our business. If necessary, we may seek to sell additional equity or debt securities or to enter into a credit facility although there is no assurance that such funding will be obtained on favorable terms. In addition, the projected spending under the current business plan is comprised primarily of discretionary items that could be adjusted if necessary.

BECAUSE WE EXPECT THAT MOST OF OUR REVENUES WILL BE PAID IN LATIN AMERICAN CURRENCIES, THE VALUE OF OUR REVENUES WILL DECLINE IF THESE CURRENCIES DEPRECIATE RELATIVE TO THE U.S. DOLLAR

     Although our reporting currency is the U.S. dollar, most of our revenues will be received in the currencies of the countries in which we offer our interactive services. The currencies of many Latin American countries, including Brazil, Mexico and Argentina, have experienced substantial volatility and depreciation in the past. Our revenues will decline in value if the local currencies in which we are paid depreciate relative to the U.S. dollar, which would adversely affect our business.

INTENSE COMPETITION IN LATIN AMERICA MAY ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUES AND ACQUIRE MARKET SHARE

     We compete in a rapidly growing marketplace with a wide range of competitors, including providers of online and Internet access services and portals. Competition is intense and may increase, which could adversely affect our ability to generate revenues and acquire market share.

     In general, we compete with providers of Spanish- and Portuguese-language interactive services, including Internet access providers, portals, search engines and web directories. Our principal regional market competitors include El Sitio, in which the Cisneros Group owns a minority interest, StarMedia, Terra Networks, which is affiliated with Telefonica, a leading telecommunications provider in Latin America, and UOL. Other competitors in our core target markets include Telmex in Mexico, which has an alliance with Microsoft and offers a Prodigy-branded service, and Ciudad Internet in Argentina. There are currently hundreds of other internet access providers in Latin America and new portals are being launched on a monthly basis.

     Some of our competitors and potential future competitors may have the following advantages: longer operating histories, greater name recognition in some markets, and larger established customer bases.

     Our competitors may develop interactive services that achieve greater market acceptance and new competitors may emerge and acquire significant market share. Future technological improvements may make the Internet easier to navigate and therefore the factors that differentiate our online services may lose their relevance. Further, competitors that own or have established alliances with cable, satellite or telecommunications companies may have distribution, technical or financial advantages, including the ability to offer Internet access services at lower prices.

PAST AND FUTURE MEDIA COVERAGE COULD ADVERSELY AFFECT CONSUMER ACCEPTANCE OF OUR INTERACTIVE SERVICES, WHICH COULD AFFECT OUR ABILITY TO ACQUIRE MARKET SHARE AND GENERATE REVENUES

     The interactive services industry, including our company, experiences heightened media coverage. Past and future media coverage of our company and our interactive services could adversely affect consumer acceptance of our interactive services.

VOLATILE ECONOMIC, SOCIAL AND POLITICAL CONDITIONS IN LATIN AMERICA COULD MAKE IT DIFFICULT FOR US TO DEVELOP OUR BUSINESS, GENERATE REVENUES OR ACHIEVE OR SUSTAIN PROFITABILITY

     Economic, social and political conditions in Latin America are volatile. This volatility could make it difficult for us to develop our business, generate revenues or achieve or sustain profitability. Historically, volatility has been caused by currency devaluations, significant governmental influence over many aspects of local economies, political, social and economic instability, and imposition of trade barriers.

IF OUR RELATIONSHIP WITH BANCO ITAU IS NOT SUCCESSFUL, OUR REPUTATION, FINANCIAL CONDITION AND COMPETITIVE POSITION MAY BE HARMED

     Our strategic marketing alliance with Banco Itau is subject to a number of risks and uncertainties. We issued 31,700,000 shares of our class A common stock to Banco Itau on August 11, 2000. If we are unable to recover this substantial investment, our business could suffer. For example:

     o Our future revenue projections are highly dependent on Banco Itau's ability to attract a significant number of subscribers to our co-branded service. If we and Banco Itau are not successful in attracting a significant number of subscribers, or if these subscribers do not choose to pay for the service but instead use only the free hours allotted to them, we will not achieve the revenue levels that we expect.

     o If we and Banco Itau disagree on future marketing programs, new product development or the direction of the alliance, it is unlikely we will fully recover the working capital and other resources we contribute to the alliance.

     o Because our agreement with Banco Itau severely limits our ability to enter into strategic relationships with other financial institutions in Brazil, we may be unable to take advantage of potentially lucrative business opportunities.

     o Because we and Banco Itau will be marketing a co-branded service, if Banco Itau experiences any financial difficulties or negative publicity for any reason, our reputation and financial condition could be adversely affected.

OUR ABILITY TO GENERATE REVENUES WOULD BE ADVERSELY AFFECTED IF E-COMMERCE FAILS TO GAIN ACCEPTANCE AS A VIABLE MEANS FOR TRANSACTING BUSINESS IN LATIN AMERICA

     A number of factors could delay or prevent the emergence of e-commerce in Latin America, which would impair our ability to generate revenues through our interactive services and adversely impact our business. Reasons why e-commerce in Latin America may not gain acceptance include the small percentage of consumers holding credit cards, which are the primary method of payment for e-commerce transactions in the U.S., perceived lack of security of commercial data concerns over privacy of consumers' personal data, and lack of adequate distribution and fulfillment operations for goods purchased.

     Moreover, unlike in the U.S., consumers and merchants in Latin America can be held fully liable for credit card and other losses due to third-party fraud. The incidence of credit card fraud is higher in Latin America than in the U.S. Some banks and other financial institutions have been reluctant to give merchants the right to process online transactions due to concerns about credit card fraud. If concerns about credit card fraud persist, our ability to generate revenues from e-commerce may be limited.

     Additionally, customs duties and taxes are imposed on deliveries of international parcels in many countries in Latin America, making international e-commerce transactions more costly. Many countries also do not have systems in place to ensure speedy and reliable delivery of parcels once they have cleared customs.

OUR INABILITY TO MANAGE EXPANSION EFFECTIVELY COULD CAUSE US TO FAIL TO MEET THE NEEDS OF EXISTING MEMBERS AND USERS OR TO ATTRACT NEW MEMBERS AND USERS

     We will need to expand our operations to support the growth of our interactive services. However, if our member base grows rapidly, our managerial, operational and financial resources, systems and internal controls may be strained significantly. For example, we must be able to manage concurrently the demands that will be placed on our executive management team in the U.S. and on our local management teams in Latin America as we launch our interactive services in our target markets. To accommodate a rapidly expanding member and user base and manage our growth, we must continue to implement and improve these systems and controls and effectively hire, train and manage our employees.

OUR SERVERS, WHICH ARE OWNED AND MAINTAINED BY AOL, MAY BE SUBJECT TO SYSTEM FAILURES, COMPUTER VIRUSES OR OTHER UNANTICIPATED PROBLEMS THAT MAY DAMAGE OUR REPUTATION AND RESULT IN A LOSS OF MEMBERS AND IN A DECREASE IN USE OF OUR PORTALS

     Any damage to or failure of AOL's servers could adversely impact our business. The host computers that run our interactive services, which we refer to as our servers, are owned and maintained by AOL in three locations within the U.S. Our operations therefore depend entirely on AOL's ability to protect this equipment and the information stored there against events such as damage by fire, power loss, failures by third party service providers, computer viruses and unauthorized intrusions.

IF THE TELECOMMUNICATIONS NETWORKS WE USE ARE NOT RELIABLE OR ARE NOT ABLE TO ACCOMMODATE OUR ANTICIPATED GROWTH, THE QUALITY OF OUR ONLINE SERVICES AND OUR ABILITY TO MAKE OUR ONLINE SERVICES AVAILABLE TO OUR MEMBERS WOULD BE HARMED

     We depend entirely upon third party telecommunications network providers to transmit data between AOL's servers in the U.S. and our members and content providers in Brazil, Mexico and Argentina, and we will be similarly dependent on these providers as we launch our AOL-LA country services throughout Latin America. If these third party telecommunications networks do not function properly, the quality of our online services, or even our ability to deliver our online services, would be compromised, which would adversely affect our business.

     Our primary areas of concern involve the capacity and reliability of these networks. We anticipate that we will need to enter into additional fiber optic network contracts in both Mexico and Argentina. If our third party network providers lack the capacity to accommodate a rapid increase in use of our online services, members may encounter delays in accessing and using our online services.

UNDERDEVELOPED LOCAL AND LONG DISTANCE TELEPHONE SERVICE MAY LIMIT THE GROWTH OF THE INTERNET IN LATIN AMERICA, WHICH WILL HARM OUR ABILITY TO GENERATE REVENUES FROM OUR INTERACTIVE SERVICES

     If improvements to and expansion of the Latin American local and long distance telephone service are not continued, our ability to deliver our interactive services to consumers and the market acceptance of online services and the Internet in Latin America will be jeopardized and our business will suffer. Members and users of our interactive services initiate access through local and long distance telephone lines. Local and long distance telephone service in Latin America is significantly less developed than in the U.S. The quality and availability of local and long distance telephone service may vary considerably within a particular country, which may affect the rate at which we are able to expand our interactive services to potential consumers on a national scale. Moreover, adequate quantities of local and regional telephone lines may not be readily available should online service and Internet use increase more rapidly than anticipated.

IF THE COST OF LOCAL ACCESS CALLS DOES NOT CONTINUE TO DECLINE IN LATIN AMERICA, CONSUMERS MAY CONCLUDE THAT OUR INTERACTIVE SERVICES ARE NOT COST EFFECTIVE, WHICH COULD REDUCE OUR REVENUES FROM SUBSCRIPTION FEES

     Unlike in the U.S., local calls are metered in many Latin American countries and online service and Internet users pay for Internet access fees as well as local calls that connect them to an Internet access provider. We believe this has had a negative impact on the growth of online services and Internet use in Latin America. If telephone call charges do not continue to decrease, our revenues may decline because consumers may be unwilling to pay both subscription fees for Internet access and fees for local calls.

IF WE FAIL TO ADAPT OUR ONLINE SERVICES TO ACCOMMODATE FASTER METHODS OF INTERNET ACCESS OR IF WE FAIL TO OFFER NEW TECHNOLOGIES, WE MAY LOSE MEMBERS OR FAIL TO ATTRACT NEW MEMBERS AND OUR REVENUES MAY DECLINE

     Unless we can accommodate high-speed Internet and online service access, new technologies, such as TV-and wireless-based services, and operating system platforms other than Windows 95 and Windows 98 in a timely manner, our interactive services will be less appealing to consumers and our revenues may decline. We expect high-speed Internet and online service access to become more widely available in Latin America. We will be at a competitive disadvantage if we cannot allow our members to connect to our online services at these higher speeds or over new technologies.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AFFECTING INTERACTIVE SERVICES, WHICH COULD INCREASE OUR COSTS OF DOING BUSINESS OR IMPAIR OUR ABILITY TO GENERATE REVENUES

     The legal and regulatory environment that pertains to interactive services in Latin America remains uncertain and may change. Latin American countries may adopt laws and regulations or apply existing laws to interactive services, including commerce and online service and Internet advertising. Uncertainty and new regulations could increase our costs, prevent us from delivering our interactive services and could also slow the growth of the Internet significantly, which could delay growth in demand for our interactive services and limit our ability to generate revenues.

     New and existing laws and the interpretation of existing laws may cover issues such as: copyright, trademark and patent infringement, access to networks, sales and other taxes, content provided on our services, user privacy and data protection, pricing controls; and cross-border commerce.

BECAUSE OUR LICENSED RIGHTS TO AOL'S TRADEMARKS AND DOMAIN NAMES ARE A VALUABLE ASSET AND INTEGRAL TO OUR BRAND IDENTITY, UNAUTHORIZED USE OF INTELLECTUAL PROPERTY THAT WE LICENSE FROM AOL COULD LEAD TO PUBLIC CONFUSION ABOUT OUR BRAND AND ADVERSELY AFFECT OUR BUSINESS

     AOL's or our own inability to protect our licensed rights to AOL's trademarks and domain names against infringement or misappropriation could lead to public confusion about our brand and adversely affect our business. For example, AOL has experienced difficulty in obtaining the rights to the domain names www.aol.com.br in Brazil, www.aol.com.cl in Chile and aol.com.ve in Venezuela, which incorporate the AOL trademarks that have been licensed to us by AOL. AOL is engaged in legal proceedings in Brazil and is considering initiating legal proceedings in Chile and Venezuela to obtain these domain names. Similarly, in Brazil, Mexico, Argentina, Chile, Colombia and Venezuela, AOL has initiated opposition proceedings to prevent registration of marks by third parties that are confusingly similar to AOL's marks. We cannot assure you that AOL will prevail in any legal proceedings or be able to register successfully all of the domain names that relate to its trademarks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To date, our results of operations have not been impacted by material inflation in the U.S. or in the countries that comprise Latin America. Our reporting currency is the U.S. dollar. However, most of our revenues are received in the currencies of the countries in which we offer our interactive services. The currencies of many Latin American countries, including Brazil, Mexico, and Argentina, have experienced substantial volatility and depreciation in the past. Our revenues from our services will decline in value if the local currencies in which we are paid depreciate relative to the U.S. dollar. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. However, we believe that because we will have substantial expenses as well as revenues in each of our principal currencies, our exposure to currency fluctuations will be reduced. Therefore, to date, we have not tried to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts as a vehicle for hedging. Our business may be adversely affected as a result of foreign currency exchange rate fluctuations if we fail to enter into hedging transactions or if our hedging transactions are unsuccessful. Future currency exchange losses may be increased if we become subject to exchange control regulations restricting our ability to convert local currencies into U.S. dollars.

     As of June 30, 2000, we had an available-for-sale equity investment in a public company with a fair market value of $1.8 million. This investment was acquired in exchange for future services at a time when the equity had a fair market value of $4.5 million. These were the only such securities received by us during the year ended June 30, 2000. The net unrealized loss as of June 30, 2000, on available-for-sale securities was $2.9 million and is included in accumulated other comprehensive (loss) income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements listed under the heading "(a) (1) Consolidated Financial Statements" of Item 14 of this report, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our board of directors has 14 members. AOL and the Cisneros Group are each entitled to elect five directors while Banco Itau has the right to nominate one member of the board.

     AOL has elected Miles R. Gilburne, J. Michael Kelly, Michael Lynton, Robert
W. Pittman, and Gerald Sokol, Jr. The Cisneros Group has elected Steven I. Bandel, Gustavo A. Cisneros, Ricardo J. Cisneros, Robert S. O'Hara, Jr., and Cristina Pieretti. Banco Itau nominated Roberto Egydio Setubal.

     Our three remaining directors are Vernon E. Jordan, Jr., William H. Luers, and M. Brian Mulroney.

     All members of our board of our directors will remain in office until our annual meeting, at which time they will be elected by the holders of our outstanding capital stock.

     The individuals listed below are our executive officers or members of our board of directors, as indicated.


           Name                                     Age         Position
           ----                                     ---         ---------
           Charles M. Herington......                40         President and Chief Executive Officer
           Javier Aguirre............                42         Chief Financial Officer
           Gustavo Benejam...........                45         Chief Operating Officer
           David A. Bruscino.........                38         Vice President and General Counsel
           Guy Garcia................                45         Vice President, Content Strategy
           John D. Gardiner..........                35         Vice President, Business Development
           Travis Good...............                40         Vice President, Technology and Operations
           Eduardo Hauser............                31         Vice President, Corporate Development
           Steven I. Bandel............              47         Director
           Gustavo A. Cisneros.........              55         Director
           Ricardo J. Cisneros.........              53         Director
           Miles R. Gilburne...........              49         Director
           Vernon E. Jordan, Jr........              65         Director
           J. Michael Kelly............              44         Director
           William H. Luers............              71         Director
           Michael Lynton..............              40         Director
           M. Brian Mulroney...........              61         Director
           Robert S. O'Hara, Jr. ......              61         Director
           Cristina Pieretti...........              48         Director
           Robert W. Pittman...........              46         Director
           Roberto Egydio Setubal......              46         Director
           Gerald Sokol, Jr. ..........              37         Director


     CHARLES M. HERINGTON. Mr. Herington has been our president and chief executive officer since February 1999. Before joining AOL-LA, Mr. Herington served as president of Revlon America Latina from January 1998 to February 1999. From 1990 through 1997, Mr. Herington held a variety of senior management positions with PepsiCo Restaurants International, including regional vice president of KFC, Pizza Hut and Taco Bell for South America, Central America and the Caribbean from September 1995 to September 1997, regional vice president of KFC for Latin America from February 1994 to September 1995, general manager of KFC Puerto Rico from February 1992 to February 1994, general manager of franchise markets for KFC Latin America from February 1991 to February 1992 and marketing director for KFC for Latin America from May 1990 to February 1991. Between 1981 and 1990, Mr. Herington served in various managerial positions at Procter & Gamble.

     JAVIER AGUIRRE. Mr. Aguirre is our chief financial officer, a position he has held since June 1999. From September 1998 to June 1999, Mr. Aguirre was the finance director for Wal-Mart Argentina. Before joining Wal-Mart Argentina, Mr. Aguirre was senior director of finance and administration of PepsiCo Restaurants International in Sao Paulo, Brazil, from May 1996 to August 1998. From May 1994 to April 1996, Mr. Aguirre was the director of finance and planning of PepsiCo Restaurants International in Mexico City. Between 1979 and 1994, Mr. Aguirre held several managerial positions at Ford Motor Company in Michigan and in Mexico City.

     GUSTAVO BENEJAM. Mr. Benejam has served as our chief operating officer since April 2000. From October 1996 to March 2000, Mr. Benejam was vice president of Frito Lay International for the Caribbean, Andean and South Cone regions. From May 1995 to October 1996, Mr. Benejam was president of the Latin America division of Pepsi Cola International.

     DAVID A. BRUSCINO. Mr. Bruscino has been our vice president and general counsel since May 2000. From September 1988 to April 2000, Mr. Bruscino was an attorney with the law firm of Baker & Hostetler LLP in Cleveland, Ohio, and was a partner of that firm beginning in 1996.

     GUY GARCIA. Mr. Garcia has served as our vice president of content strategy since August 1999. From March 1998 to July 1999, he was director of programming in the Interactive Properties Group of AOL. From November 1997 to February 1998, Mr. Garcia served as executive producer for Digital City Inc. During this time, he also served as the founding editor for Digital City New York. In February 1995, Mr. Garcia co-founded the Total New York website and served as the site's editor and site director until October 1997, when it was acquired by Digital City. From February 1994 to February 1995, Mr. Garcia was a freelance writer contributing to various magazines.

     JOHN D. GARDINER. Mr. Gardiner has served as our vice president of business development since March 1999. From March 1999 to May 2000, Mr. Gardiner also served as our general counsel. From May 1995 to March 1999, Mr. Gardiner was employed in the legal department of AOL, most recently holding the position of assistant general counsel. From January 1993 to May 1995, Mr. Gardiner was an associate at the law firm of Shaw, Pittman, Potts and Trowbridge in Washington, D.C.

     TRAVIS GOOD. Mr. Good has been our vice president of technology and operations since March 1999. From May 1995 to February 1999, he held a variety of management positions at AOL, including general manager for AOL's Global Network Navigator and director of product marketing for AOL Client Software. From January 1995 to May 1995 he was director of Internet services for Cable & Wireless. From March 1994 to January 1995, Mr. Good served as general manager of GE Information Services' distributorship in Mexico. From December 1987 to March 1994, he served in a variety of positions at General Electric Corporation.

     EDUARDO HAUSER. Mr. Hauser is our vice president of corporate development, a position he has held since March 1999. Before joining AOL-LA, Mr. Hauser was employed from September 1988 to March 1999 by different companies in the Cisneros Group, serving in a variety of positions, including vice president, news of Venevision from September 1997 to March 1999, and as managing director of Highgate Properties, a company within the Cisneros Group, from September 1993 to September 1997.

     STEVEN I. BANDEL. Mr. Bandel has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. Since January 1995, Mr. Bandel has held several senior management positions at companies within the Cisneros Group, with responsibilities in the areas of finance, communications and corporate development. Mr. Bandel has the title of president and chief operating officer of the Cisneros Group. Mr. Bandel is also a director of Pueblo Xtra International, Inc., a company within the Cisneros Group.

     GUSTAVO A. CISNEROS. Mr. Cisneros has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. Since 1975, Mr. Cisneros has overseen the management and operations of the Cisneros Group and is an executive officer and director of many of its constituent companies. Mr. Cisneros, together with members of his family, or trusts established for their benefit, owns direct or indirect beneficial interests in the companies forming the Cisneros Group. Mr. Cisneros is a director of Spalding Holdings Corporation, RSL Communications Ltd., Pueblo Xtra International, Inc. and Pan American Beverages, Inc. Mr.

Cisneros is a founding member of the international advisory board of the Council on Foreign Relations, as well as a member of the board of trustees of the Museum of Television & Radio. He is a director of the chairman's council of the Americas Society and serves on the international advisory council of Power Corporation of Canada. He is also a charter member of the AEA Investors, Inc. advisory board. Mr. Cisneros is a trustee of Rockefeller University, a member of the board of directors of Georgetown University, a member of the international advisory board of Columbia University and a founding member of the advisory committee for the David Rockefeller Center for Latin American Studies at Harvard University. He is a director of the Joseph H. Lauder Institute of Management and International Studies of the Wharton School of the University of Pennsylvania.

     RICARDO J. CISNEROS. Mr. Cisneros has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. Since 1975, he has served as an executive officer and a director of a number of the companies within the Cisneros Group, including Venevision and Operadora Sercra C.A. Mr. Cisneros has also been a director of several financial institutions in Venezuela and the United States. He serves on the boards of the Simon Bolivar Foundation and is also the director of the Fundacion Diego Cisneros in Venezuela.

     MILES R. GILBURNE. Mr. Gilburne has been a member of our board of directors since January 2000 and was appointed to the board by AOL. From February 1995 through December 1999, he served as senior vice president, corporate development of AOL. Before joining AOL, Mr. Gilburne was a founding attorney of the Silicon Valley office of the law firm of Weil, Gotshal & Manges. Mr. Gilburne is also a partner in the Cole-Gilburne Fund, a venture capital fund. Mr.Gilburne is also a director of AOL.

     VERNON E. JORDAN, JR. Mr. Jordan has been a member of our board of directors since August 7, 2000. Since January 2000, he has been a managing director of the investment banking firm of Lazard Freres & Company and of counsel at the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. At Akin Gump, he was a senior partner from 1992 to 1998 and a partner from 1982 to 1992. He is a member of the board of directors of the American Express Company, AMFM Inc., J.C. Penney Company, Inc., Dow Jones & Company, Inc., Revlon Group Incorporated, Revlon, Inc., Ryder System, Inc., Sara Lee Corporation, Union Carbide Corporation and Xerox Corporation.

     J. MICHAEL KELLY. Mr. Kelly has been a member of our board of directors since January 2000 and was appointed to the board by AOL. Mr. Kelly has been senior vice president and chief financial officer of AOL since July 1998. Before joining AOL, he had been executive vice president of finance and planning and chief financial officer of GTE Corporation since June 1997. Mr. Kelly was appointed GTE's senior vice president of finance in 1994.

     WILLIAM H. LUERS. Mr. Luers has been a member of our board of directors since August 7, 2000. He has been chairman, chief executive officer and president of the United Nations Association of the United States of America since February 1999. From May 1986 to February 1999, Mr. Luers served as president of the Metropolitan Museum of Art in New York, New York. He is a member of the board of directors of IDEX Corporation, Wickes Inc., and several incorporated mutual funds managed by Scudder Kemper Investments, Inc.

     MICHAEL LYNTON. Mr. Lynton has been a member of our board of directors since January 2000 and was appointed by AOL. He has served as president of AOL International since January 2000. From September 1996 to December 1999, Mr. Lynton was chairman and chief executive officer of the Penguin Group. From September 1993 to June 1996, Mr. Lynton served as president of Disney Publishing--Magazines and Books, and between 1987 and 1993 he served as president of Hollywood Pictures for The Walt Disney Company.

     M. BRIAN MULRONEY. Mr. Mulroney has been a member of our board of directors since August 7, 2000. He has been a senior partner in the law firm of Ogilvy Renault in Montreal, Quebec, Canada since August 1993. From September 1984 to June 1993, Mr. Mulroney served as the prime minister of Canada. He is a member of the board of directors of the Archer Daniels Midland Company, the Trizec Hahn Corporation, Cendant Corporation, Quebecor Inc., Cognicase Inc. and Sun Media Corporation.

     ROBERT S. O'HARA, JR. Mr. O'Hara has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. Since 1974, Mr. O'Hara has been a member of Milbank, Tweed, Hadley & McCloy LLP, a law firm in New York, N.Y.

     CRISTINA PIERETTI. Ms. Pieretti has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. From 1992 to March 1995, and since February 1996, Ms. Pieretti has held a number of senior management positions with marketing and operations responsibilities at companies within the Cisneros Group in the consumer goods, retail and telecommunications industries. From March 1995 to February 1996, Ms. Pieretti was a partner at Booz-Allen & Hamilton, a consulting firm. Ms. Pieretti has the title of vice president of operations of the Cisneros Group. Ms. Pieretti is also a director of Pueblo Xtra International, Inc., a company within the Cisneros Group.

     ROBERT W. PITTMAN. Mr. Pittman has been a member of our board of directors since January 2000 and was appointed to the board by AOL. He has been president and chief operating officer of AOL since February 1998. Previously, he was president and chief executive officer of AOL Networks, a division of AOL, from November 1996 until February 1998. He held the positions of managing partner and chief executive officer of Century 21 Real Estate Corp. from October 1995 to October 1996. Before that time, Mr. Pittman had been president and chief executive officer of Time Warner Enterprises, a division of Time Warner Entertainment Company, LP, between 1990 and 1995, and chairman and chief executive officer of Six Flags Entertainment Corporation from December 1991 to September 1995. Mr. Pittman founded MTV in 1981 and became chief executive officer of MTV Networks in 1985. He is also a director of AOL and Cendant Corporation.

     ROBERTO EGYDIO SETUBAL. Mr. Setubal has been a member of our board of directors since August 7, 2000. Since 1984 he has overseen the commercial operations of Banco Itau, and in 1994 he was appointed to the position of president and chief executive officer of Banco Itau and all of its affiliated and associated banks and companies. Mr. Setubal is also executive vice-president of Itausa, the holding company of Group Itau. Since 1990, Mr. Setubal has been involved in the Brazilian Federation of Banks, serving as president and chairman of the board of directors since 1997. Mr. Setubal is also a member of the Basel Committee on Banking Supervision and the International Monetary Conference, Latin American section. Mr. Setubal serves on the advisory council of Institute Ethos, and he is also a member of the board of directors of Ford Latin America.

     GERALD SOKOL, JR. Mr. Sokol has been a member of our board of directors since January 2000 and was appointed to the board by AOL. He has served as senior vice president and general manager of AOL International since September 1999 and before that was vice president of finance of AOL International since February 1999. From August 1996 to January 1999, Mr. Sokol held several positions with NTN Communications, Inc., most recently serving as president, chief executive officer and chairman of the board of directors. From July 1987 to May 1996, Mr. Sokol held several positions with Tele-Communications, Inc., most recently serving as vice president and treasurer. Mr. Sokol is also a director of Chinadotcom Corporation and 8848.net.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities, to file with the Securities and Exchange Commission and the Nasdaq Stock Market, initial reports of ownership and reports of changes in beneficial ownership of our stock.

     None of our directors and executive officers were subject to Section 16(a) filing requirements during the fiscal year ended June 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION

      EXECUTIVE COMPENSATION

     The following table presents the total compensation paid or accrued:

o to our chief executive officer during our fiscal years ended June 30, 1999 and June 30, 2000; and

o to our four other most highly compensated executive officers who earned more than $100,000 in our fiscal year ended June 30, 2000.

     We refer to these officers as our named executive officers.

                           SUMMARY COMPENSATION TABLE


                                                   Annual Compensation
                                               -----------------------------      Other Annual
Name and Principal Position                   Year       Salary     Bonus (3)     Compensation
---------------------------                   ----       ------     ----------    ------------
Charles M. Herington (1) ...............      2000      $354,124      $200,000      $ 43,500
   President and Chief Executive Officer      1999       145,833       200,000        33,463

Javier Aguirre .........................      2000       150,671            --            --
   Chief Financial Officer

Gustavo Benejam (2) ....................      2000        68,750       125,000            --
   Chief Operating Officer

John D. Gardiner .......................      2000       156,945            --            --
   Vice President, Business Development

Eduardo Hauser .........................      2000       153,440        36,250            --
   Vice President, Corporate Development


(1) Mr. Herington began his employment with us in February 1999. His annual base salary rate was increased from $350,000 to $358,000 during the fiscal year ended June 30, 2000. Other annual compensation includes Mr. Herington's automobile allowance and payment of membership fees.

(2) Mr. Benejam began his employment with us in April 2000. His current annual base salary is $275,000.

(3) Consists of signing bonuses, payable over two years. Additional performance bonus amounts for the fiscal year ended June 30, 2000 have not yet been determined.

     We did not grant any options to our named executive officers during the fiscal year ended June 30, 2000. None of our named executive officers exercised any options during the fiscal year ended June 30, 2000 or held any options at June 30, 2000.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

     CHARLES M. HERINGTON. Mr. Herington serves as our president and chief executive officer. His annual base salary is $358,000. Mr. Herington received a bonus of $200,000 when he began working for us, and received an additional $200,000 bonus on February 26, 2000, the first anniversary of his employment with us. Mr. Herington is eligible to receive an annual bonus of up to 130% of his base salary, in the discretion of our board of directors based on his performance.

     Mr. Herington also received on August 7, 2000 an option to purchase 1,300,000 shares of class A common stock at $8.00 per share, the initial public offering price. Mr. Herington may purchase up to one-third of the shares under this option on January 1, 2001. Mr. Herington may purchase an additional one-third of the shares under the option on January 1, 2002 and January 1, 2003. The board of directors, in its discretion, may grant other stock options to Mr. Herington based upon his performance. Mr. Herington also holds options to purchase AOL common stock.

     If we terminate Mr. Herington during the first two years of his employment with us, for any reason other than:

     o his willful and material violation of AOL-LA's company policy, which is not cured within 30 days after he has received written notice from the board of directors;

     o his failure to comply with the lawful direction of the board of directors;

     o    his commission of a material act of dishonesty or fraud; or

     o    his conviction or plea of no contest to a felony,

he is entitled to receive his salary for 36 months following termination as well as a portion of his annual bonus. If this termination occurs after the first two years of his employment with us, he is entitled to receive his salary for 24 months following termination, as well as a portion of his annual bonus. Options granted to Mr. Herington before his termination will continue to vest during the applicable severance payment period.

     JAVIER AGUIRRE. Mr. Aguirre is our chief financial officer. His annual base salary is $151,000 and he also received a signing bonus of $68,250 in our fiscal year ended June 30, 1999. Mr. Aguirre is eligible to receive an annual bonus of up to 35% of his base salary, based on his performance and on the achievement of specified performance objectives. He is also eligible to receive options to purchase AOL-LA class A common stock.

     GUSTAVO BENEJAM. Mr. Benejam is our chief operating officer. He receives an annual base salary of $275,000 and he also received a signing bonus of $125,000. On the first anniversary of his employment, Mr. Benejam will be eligible to receive an additional bonus payment of $125,000. Mr. Benejam is also eligible to receive an annual bonus of up to 75% of his annual base salary based on performance objectives. If we terminate Mr. Benejam's employment, he is entitled to receive his salary for 12 months following termination as well as a portion of his annual bonus. He is also eligible to receive options to purchase AOL-LA class A common stock.

     JOHN D. GARDINER. Mr. Gardiner serves as our vice president of business development and receives an annual base salary of $157,000. Mr. Gardiner is also eligible to receive an annual bonus of up to 35% of his base salary, based on his performance and on the achievement of specified performance objectives. He is also eligible to receive options to purchase AOL-LA class A common stock. Mr. Gardiner holds options to purchase AOL common stock.

     EDUARDO HAUSER. Mr. Hauser serves as our vice president of corporate development and receives an annual base salary of $153,000. On March 22, 2000, the one-month anniversary of his employment, Mr. Hauser received a bonus of $36,250, and on the first anniversary of his employment he received an additional $36,250. Mr. Hauser is eligible to receive an annual bonus of up to 35% of his base salary, based on his performance and on the achievement of specified performance objectives. He is also eligible to receive options to purchase AOL-LA class A common stock.

BOARD OF DIRECTORS

     Our restated certificate of incorporation fixes our board of directors at 14 members. Each year at our annual meeting, our stockholders will elect our directors to a one-year term of office. AOL, the holder of all of our B stock and the Cisneros Group, the holder of all of our C stock, are each entitled to elect five members to our board of directors. The holders of all outstanding shares of our capital stock, voting together as a single class, are entitled to elect the remaining four members to the board of directors. Banco Itau is entitled to nominate one of these four directors and AOL and the Cisneros Group have agreed to vote their shares of capital stock in favor of the election of Banco Itau's nominee. By virtue of controlling 97.43% of the voting power of our capital stock, AOL and the Cisneros Group will have the power to elect these four directors.

     Banco Itau's right to nominate one director will continue for two years after our initial public offering, and then for as long as it continues to own at least approximately 41% of the shares of class A common stock originally issued to it and the strategic interactive services and marketing agreement remains in effect.

COMMITTEES OF THE BOARD OF DIRECTORS

     THE SPECIAL COMMITTEE. We have established a special committee of the board of directors. The special committee consists of two members, one of whom is selected by the directors elected by AOL as the holder of B stock and one of whom is selected by the directors elected by the Cisneros Group as the holder of C stock. The current members of the special committee are Gerald Sokol, Jr. and Cristina Pieretti. The special committee evaluates corporate actions such as:

     o amendments of our restated certificate of incorporation and restated by-laws;

     o    amendments of our stockholders' agreement;

     o    mergers and acquisitions;

     o    any issuance of, or change in, any of our capital stock;

     o    the transfer of any of our material assets;

     o    loans by us in excess of $50,000;

     o    capital expenditures in excess of $50,000;

     o    borrowings by us in excess of $50,000;

     o    the declaration of any dividends on our securities;

     o the selection of nominees to be recommended by our board for election by all outstanding shares of our capital stock voting together;

     o    the admission of additional strategic stockholders;

     o our launch of AOL-branded TV- and wireless-based online services in Latin America, as well as any agreements between us and third parties that relate to these launches;

     o    the adoption and modification of business plans;

     o    the appointment or dismissal of our independent auditors;

     o the establishment of any subsidiary or any material change in a subsidiary's business;

     o litigation by us that involves amounts in excess of $100,000 or that is adverse to either AOL or the Cisneros Group;

     o our establishment of, or any significant modification to, any significant investment or cash management policies;

     o    our discontinuance of any material business activity;

     o    our entering into any partnership, joint venture or consortium;

     o our issuance of press releases containing material non-public information;

     o our entering into agreements outside of the ordinary course of our business;

     o the approval of the final annual audited consolidated financial statements of any subsidiary;

     o our filing for bankruptcy or our decision not to prevent or oppose any involuntary filing for bankruptcy;

     o adoption of or material amendment to any employee benefit or executive compensation plan or severance payment; and

     o hiring or firing any personnel with an annual salary in excess of $100,000 or increasing their compensation above $100,000.

     All of these actions require the unanimous approval of the special committee. Many of these actions also require approval by the full board of directors. Because of their role in choosing the members of the special committee, both AOL and the Cisneros Group effectively have the power to veto these corporate actions. If either AOL or the Cisneros Group loses its right to representation on the special committee, the special committee will be dissolved. If the special committee is dissolved, the approval of the board of directors as a whole will be required to approve any corporate actions previously evaluated by the special committee.

     THE AUDIT COMMITTEE. We have established an audit committee of the board of directors consisting of Messrs. Luers, Jordan and O'Hara. The audit committee reviews, acts on and reports to the board of directors on various auditing and accounting matters, including the selection of our auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. There was no audit committee for the fiscal year ended June 30, 2000.

     THE COMPENSATION COMMITTEE. We have also established a compensation committee of the board of directors, consisting of Messrs. Gilburne and Mulroney. The compensation committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees and consultants. The compensation committee also administers our stock plan, which is described below. There was no compensation committee for the fiscal year ended June 30, 2000.

COMPENSATION OF DIRECTORS

     Our directors did not receive any compensation during the fiscal year ended June 30, 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Gilburne and Mulroney, both non-employee directors, currently constitute our compensation committee. Neither member of our compensation committee has been an officer or employee of our company. No executive officer of our company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

STOCK PLAN

2000 STOCK PLAN

     Our 2000 stock plan was approved by our board of directors and by our principal stockholders, AOL and the Cisneros Group, in July 2000. A total of 13,208,333 shares of class A common stock are reserved for issuance under the stock plan. We granted options to purchase a total of approximately 8.6 million shares of class A common stock to our employees, consultants and directors on August 7, 2000.

     The stock plan is administered by the compensation committee, which will determine the terms of stock options and stock awards, including:

     o the determination of which employees, directors and consultants will be granted options or awards;

     o the exercise price or purchase price, if any, and the number of shares subject to a stock option or stock award; and

     o the schedule upon which options become exercisable or upon which restrictions on stock awards lapse.

The maximum term of options granted under the stock plan will be ten years.

     Upon a change of control of our company, the compensation committee will provide that outstanding options and stock awards under the plan will be:

     o assumed by the successor corporation or replaced with a comparable right to shares of capital stock of the successor corporation;

     o outstanding for a specified number of days, after which they will terminate if they have not been exercised or accepted; or

     o terminated in exchange for a cash payment equal to the difference between the exercise or purchase price, if any, and the fair market value of the shares subject to the option or award.

     If any of the treatments of options described above would make a change of control transaction ineligible for a pooling-of-interest accounting, the compensation committee may substitute shares of class A common stock or other items. However, the compensation committee can do this only if the substitution is of equal value to the cash or other items that would have been paid under the chosen treatment. If there is a change of control, all outstanding options may, in the discretion of the board of directors, become fully vested and any AOL-LA repurchase rights to outstanding stock awards may be waived.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information about the beneficial ownership of our class A common stock as of September 1, 2000 by:

     o    the executive officers listed in the summary compensation table;

     o    all current directors and executive officers as a group; and

     o each stockholder known by us to own beneficially more than 5% of our class A common stock.

     This table includes beneficial ownership of shares of class A common stock that the holder has the right to acquire within 60 days of September 1, 2000, including shares subject to options or conversion rights.

CALCULATION OF BENEFICIAL OWNERSHIP

     For purposes of calculating the number and percentage of outstanding shares held by each holder named below, any shares which that holder has the right to acquire within 60 days of September 1, 2000 are considered to be outstanding, but shares which may be similarly acquired by other holders are considered not to be outstanding.

     We granted options to purchase a total of approximately 8.6 million shares of class A common stock to our employees, directors and consultants on August 7, 2000. Of these shares, we issued to each member of our board of directors an option to purchase 60,000 shares. Under AOL's conflicts of interests standards,
J. Michael Kelly, Michael Lynton, Robert W. Pittman and Gerald Sokol, Jr., each a member of our board of directors as well as an employee of AOL, must transfer the economic benefit of their options to AOL.

VOTING RIGHTS OF AOL AND THE CISNEROS GROUP

     As of September 1, 2000,

     o    AOL controlled 49.7% of the voting power of our capital stock; and

     o the Cisneros Group controlled 47.7% of the voting power of our capital stock.

     If AOL exercises the AOL warrant:

     o    AOL will control 53.5% of the voting power of our capital stock; and

     o the Cisneros Group will control 44.2% of the voting power of our capital stock.

     Each share of series B and series C preferred stock and class B and class C common stock entitles the holder to ten votes. The voting power of 101,858,334 shares of series B preferred stock and 97,803,960 shares of series C preferred stock is included in the calculation of the total voting power of AOL and the Cisneros Group.

     We believe that the stockholders named in this table have sole voting and investment power for all shares of class A common stock shown to be beneficially owned by them based on information they have provided to us, with the following exceptions:

     o The Cisneros Group's shares are owned by Riverview Media Corp., a company within the Cisneros Group. Gustavo Cisneros and Ricardo Cisneros each beneficially own approximately 50% of Riverview Media Corp.

     o On August 7, 2000, a total of 505,554 of the Cisneros Group's shares were transferred to children of Gustavo Cisneros and Ricardo Cisneros. These shares are subject to a voting agreement allowing the Cisneros Group to vote the shares. The voting agreement terminates if the series C preferred shares are transferred by the transferees or if the shares are converted into shares of our class A common stock.

     Steven Bandel, Cristina Pieretti and Eduardo Hauser received the shares beneficially owned by them in our corporate reorganization. The address for AOL is 22000 AOL Way, Dulles, Virginia 20166. The address for the stockholders affiliated with the Cisneros Group is c/o Final Avenida La Salle, Edificio Venevision Urbanivacion Colina de Los Caobos, Caracas, Venezuela. The address for Banco Itau is Rua Boa Vista 176, Sao Paulo, Brazil.



                                                                      Shares of
Beneficial Owner                                                 Class A Common Stock
----------------                                                  Beneficially Owned

                                                              Number              Percent
                                                           -----------            -------
Executive Officers and Directors
Charles M. Herington ............................                 0.00              0.00%
Javier Aguirre ..................................                 0.00              0.00
Gustavo Benejam .................................                 0.00              0.00
John D. Gardiner ................................                  500              0.00
Eduardo Hauser ..................................            1,018,583              0.39
Steven I. Bandel ................................              640,593              0.25
Gustavo A. Cisneros(1) ..........................          101,863,960             39.10
Ricardo J. Cisneros(1) ..........................          101,863,960             39.10
Miles R. Gilburne ...............................               60,000              0.02
J. Michael Kelly ................................               60,000              0.02
Michael Lynton ..................................               60,000              0.02
Robert S. O'Hara, Jr ............................               68,000              0.03
Cristina Pieretti ...............................              457,248              0.18
Robert W. Pittman ...............................               60,000              0.02
Gerald Sokol, Jr ................................               60,000              0.02
Vernon E. Jordan, Jr ............................               60,000              0.02
William H. Luers ................................               60,000              0.02
M. Brian Mulroney ...............................               60,000              0.02
Roberto Egydio Setubal ..........................               60,000              0.02
All current executive officers and directors as a
   group - 22 persons ...........................          104,648,884             40.05

FIVE PERCENT STOCKHOLDERS
America Online, Inc. ............................          122,399,584(2)          44.19
The Cisneros Group of Companies .................          101,803,960(3)          39.09
Banco Itau S.A ..................................           31,700,000(4)          12.17


1    Consists of shares owned by the Cisneros Group of Companies.

2 Consists of shares of series B preferred stock, the AOL warrant and 4,000,000 shares of class A common stock purchased in our initial public offering at the initial public offering price. Does not include options to purchase 240,000 shares of class A common stock, the benefit of which will be transferred to AOL by our directors who are employees of AOL in accordance with AOL's conflicts of interests standards.

3 Consists of shares of series C preferred stock and 4,000,000 shares of class A common stock purchased in our initial public offering at the initial public offering price.

4    Consists of shares of class A common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE REORGANIZATION

     Before August 7, 2000, the business of AOL-LA was conducted by affiliates of AOL Latin America, S.L. AOL Latin America, S.L. is a limited liability company organized in Spain in December 1998. AOL Latin America, S.L. was formed by AOL and the Cisneros Group as a joint venture in which:

     o AOL contributed royalty free license rights in exchange for its ownership interest. AOL's contribution of these rights was recorded at AOL's historical cost basis, which was zero; and

     o the Cisneros Group contributed an aggregate amount of approximately $100.1 million in exchange for its ownership interest. The Cisneros Group then sold at cost approximately 1.96% of its interest to Eduardo Hauser, Cristina Pieretti and Steven Bandel.

     On August 7, 2000, AOL-LA became the holding company of, and indirectly acquired all of, AOL Latin America, S.L. and its affiliates through a corporate reorganization. Under the corporate reorganization:

     o AOL and the Cisneros Group exchanged their ownership interests in the two holding companies that owned AOL Latin America, S.L. and affiliates for 101,858,334 shares of our series B preferred stock and 99,861,910 shares of our series C preferred stock, the Cisneros Group holdings being before its gift of 2,057,950 shares to current and former employees;

     o Eduardo Hauser, Cristina Pieretti and Steven Bandel exchanged their ownership interests in one of the two holding companies that owned AOL Latin America S.L. for 1,996,424 shares of our series C preferred stock. Their shares of series C preferred stock immediately converted into shares of class A common stock; and

     o    AOL received the AOL warrant.

     Under the corporate reorganization, AOL and the Cisneros Group agreed to indemnify us and our affiliates, but not each other, for taxes attributable to their ownership interests in the holding companies that owned AOL Latin America, S.L., as well as other liabilities attributable to these holding companies, arising before the reorganization.

     We plan to conduct our operations in Latin America through various subsidiaries. For example, we are conducting our operations in Brazil through our indirectly wholly-owned subsidiary, AOL Brasil Ltda., a Brazilian limited liability company.

THE STOCKHOLDERS' AGREEMENT WITH AOL AND THE CISNEROS GROUP

     We have entered into a stockholders' agreement with AOL and Riverview Media Corp., a company within the Cisneros Group, that contains various provisions that will affect the way we operate our business and govern many important aspects of the relationships among AOL, the Cisneros Group and us.

     VOTING AGREEMENT. AOL and the Cisneros Group have agreed to vote all of their shares of capital stock, which collectively represent 97.43% of the voting power of our outstanding capital stock, to elect the four directors nominated by our special committee for election by the holders of all shares of our outstanding capital stock, voting together. Under the registration rights and stockholders agreement with Banco Itau, AOL and the Cisneros Group have agreed to vote their shares of capital stock in favor of an individual nominated by Banco Itau to serve as one of these four directors.

     NON-COMPETE. AOL, the Cisneros Group and any entity in which either of them owns a 35% or greater interest may not acquire more than a 35% interest in a competitor of AOL-LA. The Cisneros Group may, however, own up to a 50% interest in RSL-LA or Galaxy Latin America, regardless of whether these companies are providing competitive online services. Any entity that provides PC-based online services in Latin America to a substantial consumer base is considered a competitor of AOL-LA. After the later of December 15, 2003 or the date on which either AOL or the Cisneros Group owns less than 20% of our outstanding capital stock, these restrictions will no longer apply to AOL, the Cisneros Group and their affiliates.

     Until the later of five years from August 7, 2000 or the date on which either AOL or the Cisneros Group owns less than 20% of our outstanding capital stock:

     o neither the Cisneros Group, nor any entity in which it owns at least a 35% interest, may acquire more than a 35% interest in a competitor that provides TV- or wireless-based online services in Latin America. However, the Cisneros Group may own up to a 50% interest in RSL-LA or Galaxy Latin America, regardless of whether these companies are providing competitive online services; and

     o AOL may not offer in Latin America any AOL-branded TV-based online services or any AOL-branded wireless-based online services that it develops for commercial launch within four years of August 7, 2000.

     The 20% threshold described above will be lowered in some instances, including:

     o if an additional principal stockholder is admitted as a stockholder of AOL-LA;

     o    if we issue more shares of our capital stock; or

     o    if AOL exercises the AOL warrant.

     If either AOL or the Cisneros Group breaches these non-compete provisions, then:

     o if the Cisneros Group is the breaching party, we will have the option to purchase all of the capital stock held by the Cisneros Group at its fair market value, less any damages resulting from the breach, in cash or by delivery of a promissory note, payable over a three-year term; or

     o if we do not exercise this option, AOL will have the option to purchase the shares from the Cisneros Group at their fair market value, less any damages resulting from the breach, in cash or in freely tradable shares of AOL common stock in installments over a three-year period; and

     o if AOL is the breaching party where PC-based online services are involved, the Cisneros Group will have the option to require AOL to purchase the Cisneros Group's shares at their fair market value, plus any damage resulting from the breach, in cash or in freely tradable shares of AOL common stock, in installments over a three-year period.

     Banco Itau has the right to enforce these non-compete provisions as long as it owns at least 6% of our outstanding shares of capital stock calculated on a fully diluted basis and can only enforce the non-compete so long AOL or the Cisneros Group own at least 20% of our outstanding capital stock.

     RESTRICTIONS ON TRANSFER. Neither AOL nor the Cisneros Group may transfer their shares of capital stock except:

     o    to their wholly-owned affiliates or to each other;

     o    through the sale of their businesses;

     o through the admission of another principal stockholder as described in the admission of additional principal stockholder paragraph, below;

     o up to 20% of their shares may be transferred to their employees and, in the case of the Cisneros Group, to designated Cisneros family members. Unless the transferred shares are converted into class A common stock, AOL or the Cisneros Group will retain the voting rights to those shares;

     o shares of class A common stock purchased in our initial public offering or that are issuable upon conversion of shares of B stock or C stock can be sold in a registered offering or under Rule 144 of the Securities Act; and

     o to another party, other than to a competitor, provided that they first offer their shares on the same terms to the other stockholder.

     Any transfer of capital stock will subject the person acquiring the shares to the provisions of the stockholders' agreement.

     ADMISSION OF ADDITIONAL PRINCIPAL STOCKHOLDERS. AOL and the Cisneros Group may admit one or more additional principal stockholders of AOL-LA. Any additional stockholder would either receive new shares of our capital stock or would acquire shares owned by AOL or the Cisneros Group. If the new stockholder is a strategic stockholder, the Cisneros Group's ownership interest in AOL-LA will be reduced at a disproportionately greater rate than AOL's ownership interest in AOL-LA. To achieve the reduction, for example, either we or AOL would purchase shares held by the Cisneros Group at their fair market value.

     STANDSTILL PROVISIONS. Until December 15, 2003, neither AOL nor the Cisneros Group may acquire any additional shares of our capital stock except:

     o shares in an amount equal to 5% of the sum of our outstanding shares of capital stock on August 11, 2000, including shares issuable under the over-allotment option;

     o    shares issuable to AOL upon the exercise of the AOL warrant;

     o shares of capital stock that we issue to them as payment for an asset or right sold to us;

     o shares of capital stock acquired in a tender or exchange offer for all of our securities; and

     o as approved by the party not acquiring the shares and the disinterested members of our board of directors.

     FUNDING COMMITMENTS. From December 15, 1998 through April 2000, we received $100.1 million in cash from the Cisneros Group, which fulfilled its initial capital contribution commitment. AOL and the Cisneros Group each contributed $32.5 million to us through August 2000, and each is obligated to pay us an additional $17.5 million by December 31, 2000.

     COMMITMENTS MADE BY THE CISNEROS GROUP. The Cisneros Group has agreed to provide advertising, promotional and online content services. From the beginning of our operations through June 30, 2000, we incurred $706,000 for services, including personnel services and travel costs, provided by the Cisneros Group. Some of these services were provided and will be provided in the future at varying charges depending upon the type of service.

     INDEMNIFICATION PROVISION. Our stockholders' agreement contains provisions requiring us to indemnify AOL and the Cisneros Group for liabilities imposed upon them for breach of fiduciary duty based upon their appropriation of our business opportunities. These provisions, along with provisions in our license and services agreements requiring us to indemnify AOL, are substantially similar to those contained in our restated certificate of incorporation.

     TERM AND TERMINATION. The stockholders' agreement will terminate when:

     o AOL and the Cisneros Group no longer hold any shares of our capital stock;

     o    the parties mutually terminate the stockholders' agreement; or

     o    June 30, 2048, whichever occurs first.

     Either AOL or the Cisneros Group may terminate the stockholders' agreement if the other stockholder no longer holds at least 10% of our outstanding capital stock.

THE AOL WARRANT

     On August 7, 2000, we issued a warrant to AOL to purchase 16,541,250 shares in any combination of our series B preferred, class A common or class B common stock at a per share exercise price equal to the initial public offering price. The warrant is immediately exercisable and has a ten year term. The number of shares issuable under the warrant may be increased if we, AOL or the Cisneros Group issue or transfer shares to one or more additional strategic stockholders.

THE REGISTRATION RIGHTS AGREEMENT WITH AOL AND THE CISNEROS GROUP

     We have agreed to provide AOL and the Cisneros Group with registration rights for the shares of class A common stock issuable upon conversion of their B stock and C stock, and in the case of AOL, upon the exercise of the AOL warrant.

THE VOTING AGREEMENT AND IRREVOCABLE PROXY

     On August 7, 2000, the Cisneros Group transferred a total of 505,554 shares of series C preferred stock to children of Gustavo Cisneros and Ricardo Cisneros. We have entered into a voting agreement and irrevocable proxy with the Cisneros Group and these transferees under which each of these transferees appointed the Cisneros Group as the transferee's representative to vote his or her shares. The voting agreement terminates only with respect to shares transferred by a transferee in the future or if these shares of series C preferred stock are converted into shares of our class A common stock.

THE AOL LICENSE AGREEMENT

     We have entered into a license agreement with AOL. See Item 1 - "Business--The AOL License Agreement, Intellectual Property and Proprietary Rights."

THE AOL SERVICES AGREEMENT

     We have entered into a services agreement with AOL under which AOL provides various services to us, including:

     o    localization of AOL software and software updates;

     o development and installation services, including requested modifications, enhancements and revisions to AOL's software;

     o    host computer services;

     o    network connections from our services to the AOL servers;

     o    technical support;

     o training in areas such as marketing, business development, member support, public relations, finance and accounting;

     o support and maintenance for third-party software licensed to us by AOL; and

     o    joint venture assistance.

     We have agreed to compensate AOL for these services at rates at least as favorable to us as those charged by AOL to any other party, including joint venture affiliates, but excluding affiliates that are at least 75% owned by AOL. Based on our management's experience negotiating similar contracts, as well as its knowledge of our competitors' cost structures, we believe that the terms of the services agreement are at least as favorable as we could have obtained from an unaffiliated third party.

     We have agreed to interconnect our America Online Brazil, America Online Mexico and America Online Argentina country services and all future AOL-LA country services to the services provided by AOL and its international affiliates. This interconnection, which will be provided free of charge, will provide our members with access to the AOL service and AOL International interactive services and will permit AOL members worldwide to access the AOL-LA country services.

     From December 15, 1998 through June 30, 2000, we had incurred expenses totaling approximately $11.2 million payable to AOL under our services agreement. We anticipate that payments to AOL for these services will exceed $60,000 annually in the future, but we are unable to estimate at this time the amount of the payments.

THE ICQ PROMOTION AGREEMENT

     We have entered into an agreement with AOL under which we have the right in Latin America to promote AOL's ICQ service. As local versions of the ICQ service are developed, we will engage in other marketing and cross-promotion activities with AOL.

RELATIONSHIPS WITH OFFICERS OF AOL

     Four members of our board of directors appointed by AOL are also executive officers of AOL and two members of our board of directors are also directors of AOL.

     o Robert W. Pittman is the president and chief operating officer of AOL and a director of AOL;

     o J. Michael Kelly is the senior vice president and chief financial officer of AOL;

     o    Michael Lynton is the president of AOL International;

     o Gerald Sokol, Jr. is the senior vice president and general manager of AOL International; and

     o    Miles R. Gilburne is a director of AOL.

RELATIONSHIPS WITH OFFICERS OF THE CISNEROS GROUP

     Four of the five members of our board of directors appointed by the Cisneros Group are also executive officers and directors of companies within the Cisneros Group.

     o Gustavo A. Cisneros oversees the management and operations of the Cisneros Group and is an executive officer and director of many of its constituent companies;

     o Ricardo J. Cisneros is an executive officer and director of many of the constituent companies of the Cisneros Group;

     o Steven I. Bandel holds several senior management positions in companies in the Cisneros Group and has the title of president and chief operating officer of the Cisneros Group; and

     o Cristina Pieretti holds a number of senior management positions in companies in the Cisneros Group and has the title of vice president of operations of the Cisneros Group.

OUR PURCHASE OF AOL'S LATIN AMERICAN COMPUSERVE CLASSIC SUBSCRIBERS

     In December 1998, we acquired AOL's Latin American CompuServe Classic subscribers for approximately $4.0 million. The cost to acquire these subscribers was determined using a formula that was based on the expected number of Latin American CompuServe subscribers at December 15, 1999. Because the number of subscribers at December 15, 1999 was lower than expected, AOL repaid $879,000 to us during March 2000. The initial payment of $4.0 million and the refund of $879,000 have been reflected in stockholders' equity.

STRATEGIC INTERACTIVE SERVICES AND MARKETING AGREEMENT WITH BANCO ITAU

     Under our strategic interactive services and marketing agreement with Banco Itau, we have agreed to create a customized co-branded version of our America Online Brazil service that Banco Itau will market to its customers. Banco Itau customers that register for the co-branded service and receive approval from the bank will be considered subscribers at the co-branded service.

     FREE TRIALS AND FREE MONTHLY HOURS. Subscribers of the co-branded service will be entitled to the following free monthly trial periods:

     o for one year following the launch of the co-branded service, subscribers of the co-branded service will be entitled to a four month free trial period;

     o during the second year following the launch, subscribers of the co-branded service will be entitled to a three month trial period; and

     o during the subsequent years following the launch, subscribers of the co-branded service will be entitled to a free trial period no less than that generally offered by America Online Brazil.

     For every month other than the first month during these trial periods, Banco Itau will pay us a fee for one hour of usage of the service for each individual user. For five years following the launch, upon the expiration of the trial period, Banco Itau will subsidize at least one hour of usage per month by every subscriber of the co-branded service.

     SUBSCRIBER AND REVENUE LEVELS. Under the agreement, Banco Itau has committed to meet the following subscriber and revenue levels or to pay the reference payments described in the next paragraph:

     o On the first anniversary of the launch of the co-branded service, there will be at least 250,000 verified subscribers of the co-branded service. A verified subscriber is one who has accessed the co-branded service in any two of the three months immediately before the anniversary date, as well as any subscriber who first accesses the service in the month immediately before the anniversary date.

     o On the second anniversary of the launch of the co-branded service, there will be at least 500,000 verified subscribers.

     o On the third anniversary of the launch of the co-branded service, revenues generated from subscribers to the co-branded service will account for at least 39% of AOL Brazil's aggregate revenues for the previous 12 month period.

     o On the fourth anniversary of the launch of the co-branded service, there will be at least 2,000,000 verified subscribers, and on that anniversary, revenues generated from subscribers to the co-branded service will account for at least 46% of AOL Brazil's aggregate revenues for the previous 12 month period.

     o On the fifth anniversary of the launch of the co-branded service, revenues generated from subscribers to the co-branded service will account for at least 56% of AOL Brazil's aggregate revenues for the previous 12 month period.

     Banco Itau may receive credit for attaining these subscriber levels prior to the anniversary dates. If Banco Itau fails to meet or achieve these subscriber and revenue levels, Banco Itau is obligated to make annual reference payments to us. If Banco Itau does not achieve any of the subscriber or revenue levels over the next five years, it would be obligated to pay us $164.8 million, 65% of the value of the shares of class A common stock issued to Banco Itau on the closing of the offering.

     EXCLUSIVITY. Banco Itau may not:

     o offer, co-brand, market or promote an Internet access service to individuals in Brazil, other than the America Online Brazil service, except that:

          o subject to limitations, Banco Itau may inform its customers that its banking services are available on or through other internet access products;

          o Banco Itau may establish an independent financial services portal in Brazil but it may not affirmatively assist the portal in targeting advertising for that portal directly at Banco Itau customers or subscribers to the co-branded service; and

          o Banco Itau may continue to operate its existing proprietary Internet website and proprietary service that offers online banking services, except that it is subject to limitations on the prominence and scope of its marketing.

     Under the agreement, we may not:

     o co-brand an Internet access product with another financial institution in Brazil or create a new brand of Internet access product for a financial institution in Brazil;

     o during the six month period following the launch of the co-branded service, enter into an agreement with another financial institution in Brazil to acquire its customers as subscribers to our America Online Brazil service;

     o enter into an agreement with another bank or other financial institution in Brazil to acquire subscribers to our America Online Brazil service under which we offer those subscribers discounted or free usage of our services for more than 12 months;

     o enter into an agreement with another bank or financial institution in Brazil to develop, operate or take an equity interest in an independent financial services portal and target advertising for that portal to Banco Itau's customers; and

     o allow advertising of other banks and financial institutions in Brazil on various specified areas and channels on the co-branded service.

     If we offer a new Internet access product in Brazil or if we acquire a company that operates an Internet access product in Brazil, we must offer Banco Itau the opportunity to develop with us a co-branded version of that product. Banco Itau may also request that we develop and offer a co-branded version of any new Internet access products offered in Brazil by third parties.

     TERMINATION. In general, if we or Banco Itau commits a material breach of the strategic interactive services and marketing agreement and fails to cure the breach, then the non-breaching party will have the right to terminate the agreement after an arbiter reviews the matter and confirms the uncured material breach. If the breach relates to an exclusivity provision, the non-breaching party may elect to continue the agreement with the option to be relieved of the exclusivity provisions of the agreement applicable to it.

     A material breach of the agreement by Banco Itau includes:

     o Banco Itau's failure to make payments if it does not meet the agreed upon subscriber membership and revenue levels during the first five years of the alliance; and

     o Banco Itau's failure to provide specified minimum marketing support for the co-branded service during the first five years of the alliance, although it does not have an obligation to spend a minimum amount for marketing; and

     o    Banco Itau's breach of its exclusivity provisions described above.

     A material breach of the agreement by us includes:

     o our inability to successfully launch the co-branded service in ten specified cities in Brazil on or before May 4, 2001;

     o if, after successful launch of the co-branded service, subscribers are unable to access the co-branded service for specified periods of time; and

     o    our breach of the exclusivity provisions described above.

     TERMINATION PAYMENTS FOR BANCO ITAU BREACHES. If we terminate the agreement because Banco Itau fails to make any of the annual reference payments, then Banco Itau would be obligated to pay us an acceleration payment. The maximum amount of this acceleration payment if Banco Itau failed to make any of the reference payments would be $164.8 million, 65% of the value of the shares of class A common stock issued to Banco Itau on August 11, 2000. The acceleration payment due in any year is reduced to the extent to which Banco Itau achieved the verified subscriber and revenue levels in prior years or made reference payments for failing to meet those levels.

     If we terminate the agreement because Banco Itau fails to perform its minimum marketing commitments or if Banco Itau breaches its exclusivity obligations, then Banco Itau would be obligated to pay us a termination fee. The maximum amount of the termination fee is $192.7 million, 76% of the value of the class A common stock to be issued to Banco Itau. The amount of the termination fee payable after we launch the co-branded service is reduced in proportion to the number of days between the launch date and the date on which Banco Itau's breach occurs. Banco Itau is also obligated to pay us a pro rata portion of the annual reference payment, if any, for failure to meet the subscriber and revenue levels for the year in which its breach occurs.

     TERMINATION PAYMENTS FOR AOL-LA BREACHES. If Banco Itau terminates the agreement because we fail to launch the co-branded service on or before May 4, 2001, then Banco Itau is not obligated to make any payments to us. If Banco Itau terminates the agreement because of any other breach of the agreement by us, then Banco Itau will not be obligated to make any further reference payments to us other than a pro rata portion of the annual reference payment, if any, for failure to meet the subscriber and revenue levels for the year in which our breach occurs.

     TERMINATION PAYMENT FOR FAILURE TO ACHIEVE MINIMUM TOTAL SUBSCRIBER LEVELS. If Banco Itau fails to achieve minimum verified subscriber levels during the five years of the alliance following the launch of the co-branded service, we may elect to terminate the exclusivity obligations described above, and Banco Itau may then elect to terminate the agreement. The minimum total verified subscriber levels that Banco Itau must meet are:

     o a total of 100,000 verified subscribers by the first anniversary of the launch of the co-branded service;

     o a total of 200,000 verified subscribers by the second anniversary of the launch of the co-branded service;

     o a total of 300,000 verified subscribers by the third anniversary of the launch of the co-branded service; and

     o a total of 450,000 verified subscribers by the fourth anniversary of the launch of the co-branded service.

     If the agreement is terminated because these minimum verified subscriber levels are not achieved, Banco Itau is obligated to make an acceleration payment to us that is directly related to the extent to which Banco Itau achieved, before the termination date, the verified subscriber and revenue levels in prior years or made reference payments for failing to meet those levels in prior years. The maximum amount of this acceleration payment would be $164.8 million. The acceleration payment due in any year is reduced to the extent to which Banco Itau achieved the verified subscriber and revenue levels in prior years or made reference payments for failing to meet those levels.

     TERMINATION PAYMENTS FOR AOL-LA CHANGES OF CONTROL. If a change of control of AOL-LA occurs, Banco Itau has the right to terminate the agreement. If Banco Itau terminates the agreement because of a change of control of AOL-LA and our successor is any Brazilian bank or other person included in a group controlled by or under common control with a leading Brazilian bank, then Banco Itau is obligated to pay us a pro rata portion of the annual reference payment, if any, for failure to meet the subscriber and revenue levels for the year in which the termination occurs.

     If our successor is not a Brazilian bank and not another person included in a group controlled by or under common control with a leading Brazilian bank, then Banco Itau is obligated to pay us an acceleration payment directly related to the extent to which Banco Itau has achieved the verified subscriber and revenue levels before the termination date or has made annual reference payments for failure to meet those levels in prior years. The maximum amount of this acceleration payment would be $164.8 million. The acceleration payment due in any year is reduced to the extent which Banco Itau achieved the verified subscriber and revenue levels in prior years or made reference payments for failing to meet those levels.

     Generally, a change of control of AOL-LA occurs if:

     o AOL and the Cisneros Group, collectively, do not own shares of our capital stock representing 50% of the voting power entitled to cast votes for the selection of directors;

     o The Cisneros Group owns shares of our capital stock that entitle it to greater voting power than AOL;

     o AOL and the Cisneros Group, collectively, do not have the right to elect a majority of the members of our board of directors or a majority of the members of the special committee of our board;

     o One or more persons, other than AOL and the Cisneros Group and their 75% owned affiliates, acquire the power to prevent our board of directors or our stockholders from taking action on a substantial range of actions; or

     o    We sell, lease or otherwise transfer 60% or more of our assets.

     TERMINATION PAYMENTS FOR BANCO ITAU CHANGES OF CONTROL. If a change of control of Banco Itau occurs, we have the right to terminate the agreement. If we terminate the agreement because of a change of control of Banco Itau and its successor is an Internet access provider, one of our primary competitors or some other person included in a group controlled by or under common control with an Internet access provider or one of our primary competitors, then Banco Itau is obligated to pay us an acceleration payment. This payment will be directly related to the extent to which Banco Itau has achieved the verified subscriber and revenue levels before the termination date or has made annual reference payments in substitute of meeting those levels. The maximum amount of this acceleration payment would be $164.8 million. The acceleration payment due in any year is reduced to the extent to which Banco Itau achieved the verified subscriber and revenue levels in prior years or made reference payments for failing to meet those levels in prior years.

     If Banco Itau's successor is not an Internet access provider, is not one of our primary competitors and is not another person included in a group controlled by or under common control with an Internet service provider or one of our primary competitors, then Banco Itau is obligated to pay us a pro rata portion of the annual reference payment, if any, for failure to meet the subscriber and revenue levels for the year in which the termination occurs.

     Generally, a change of control of Banco Itau occurs if:

     o One or more persons, other than members of the two families that currently control Banco Itau, owns or controls shares of capital stock of Banco Itau representing more than 50% of the voting power of Banco Itau;

     o One or more persons, other than members of the two families that currently control Banco Itau, have the right to elect a majority of the members of Banco Itau's board of directors;

     o One or more third parties acquire the power to prevent Banco Itau's board of directors or its stockholders from taking action on a substantial range of actions; or

     o Banco Itau sells, leases or otherwise transfers 60% or more of its assets.

     SECURITY. Banco Itau's obligation to make payments to us, if any, is secured by promissory notes of Banco Itau, which will be placed in escrow. These promissory notes secure the termination payments and the payments that Banco Itau may have to make to us for its failure to meet subscriber and revenue levels.

THE STOCK SUBSCRIPTION AGREEMENT WITH BANCO ITAU

     NUMBER OF SHARES AND THE PURCHASE PRICE. In consideration for Banco Itau agreeing to enter into the strategic interactive services and marketing agreement with us, on August 11, 2000 we issued to Banco Itau 31,700,000 shares of class A common stock at the initial public offering price. The number of shares that we issued to Banco Itau is equivalent to approximately 12% of our outstanding capital stock, excluding:

     o    shares issuable under the AOL warrant and

     o    shares of class A common stock issuable under our stock plan.

     We have agreed to indemnify Banco Itau for liabilities that are imposed on it if we breach any representation or covenant in the subscription agreement or the registration rights and stockholders' agreement.

THE REGISTRATION RIGHTS AND STOCKHOLDERS' AGREEMENT WITH BANCO ITAU

     We have entered into a registration rights and stockholders' agreement with Banco Itau. This agreement limits Banco Itau's ability to compete with us, gives Banco Itau representation rights on our board of directors and governs many aspects of Banco Itau's ability to sell its shares of class A common stock.

     NON-COMPETE. Banco Itau and any entity in which Banco Itau owns a 35% or greater interest may not acquire more than a 35% interest in one of our competitors. Any entity that provides PC-based online services in Latin America to a substantial consumer base is considered a competitor of AOL-LA. These restrictions will no longer apply to Banco Itau and its affiliates after the date on which Banco Itau owns less than 6% of our outstanding capital stock.

     Until the later of five years from August 7, 2000 or the date on which Banco Itau owns less than 6% of our outstanding capital stock, neither Banco Itau, nor any entity in which it owns at least a 35% interest, may acquire more than a 35% interest in a competitor that provides TV-or wireless-based online services in Latin America.

     If Banco Itau breaches these non-compete provisions, then:

     o we will have the option to purchase all of the capital stock held by Banco Itau at its fair market value, less any damages resulting from the breach, in cash or by delivery of a promissory note, payable over a three-year term; or

     o if we do not exercise this option, AOL will have the option to purchase the shares from Banco Itau at their fair market value, less any damages resulting from the breach, in cash or in freely tradable shares of AOL common stock in installments over a three-year period.

     Banco Itau has the right to enforce the provisions of our stockholders' agreement with AOL and the Cisneros Group that limit AOL's and the Cisneros Group's ability to compete with us. Banco Itau's right to enforce the non-compete will continue until the earlier of the date the strategic interactive services and marketing agreement is terminated, the date on which Banco Itau owns less than 6% of our outstanding capital stock, and June 2010. See "Related Party Transactions--The Stockholders' Agreement with AOL and the Cisneros Group--Non-Compete."

     BOARD REPRESENTATION. Banco Itau is entitled to nominate one of our 14 directors and AOL and the Cisneros Group have agreed to vote their shares of capital stock in favor of the election of Banco Itau's nominee. This right to representation on our board of directors will continue for two years after the date of the agreement and then for as long as Banco Itau holds at least 41% of the shares originally issued to it and the strategic interactive services and marketing agreement remains in effect.

     LOCK-UP. Banco Itau has agreed not to dispose of or hedge any of its 31,700,000 shares of class A common stock, except as described below. Specified percentages of Banco Itau's class A common stock will be released from this lock-up on the first through fifth anniversary of the first to occur of:

     o    the launch of the co-branded online services, or

     o    December 2000.

     The table below shows the percentage of the shares of class A common stock owned by Banco Itau that will remain subject to the lock-up on each release date:

                                                                 Locked
                                                                    Up
     Release Date                                                 Shares
     ------------                                                 ------
     First Release Date.......................................    83.33%
     Second Release Date......................................    41.67%
     Third Release Date.......................................    25.00%
     Fourth Release Date......................................     8.33%
     Fifth Release Date.......................................     0.00%

     The lock-up will terminate if there is a change of control of AOL-LA, if Banco Itau validly terminates the strategic interactive services and marketing agreement or if AOL-LA terminates the strategic interactive services and marketing agreement after the third release date.

     Banco Itau has also agreed that in a single day it will not dispose of shares of class A common stock on the Nasdaq National Market, or any other market on which the class A common stock is listed, if the disposition will exceed 10% of the average trading volume during the prior 20 trading days. This 10% restriction does not apply to sales by Banco Itau:

     o    in underwritten offerings;

     o in single block trades if Banco Itau receives a price that is at least equal to 95% of the prior day's closing price, provided that if Banco Itau receives less than 100% of the prior day's closing price, Banco Itau may only complete one series of trades that exceed the 10% restriction every ten trading days; and

     o in a series of trades in a single day if Banco Itau receives a price that is least equal to 95% of the prior day's closing price, provided that if Banco Itau receives less than 100% of the prior day's closing price, Banco Itau may only complete one series of trades that exceed the 10% restriction every ten trading days.

     Further, Banco Itau has agreed that through June 12, 2002 it will comply with the volume limitations of Rule 144 under the Securities Act for all shares sold on the Nasdaq National Market. After June 12, 2002, during any 90-day period it will not sell on the Nasdaq National Market more than the greater of 1% of the number of shares of class A common stock outstanding, calculated on an as converted basis, as of the start of such 90-day period and the number of shares of capital stock that may be sold under the volume limitations of Rule 144.

     REPURCHASE AGREEMENTS Banco Itau has informed us that it has entered into arrangements with investment banks and/or banking institutions and may enter into similar arrangements in the future. As part of these arrangements, Banco Itau sold class A common stock held by it in repurchase or similar transactions, and may continue to arrange repurchase or similar transactions during the period in which it holds shares of class A common stock. Banco Itau has agreed that all of the sales will comply with Regulation S under the Securities Act. Banco Itau has also agreed to maintain sole voting control over the shares and that it will take back the shares upon the expiration of any of these transactions. Banco Itau will retain the risk of loss on the shares. Although our lock-up agreement with Banco Itau will not apply to these repurchase agreements, subsequent sales will remain subject to the lock-up and other restrictions under the subscription agreement and registration rights agreement.

     REGISTRATION RIGHTS. We have agreed to provide Banco Itau with registration rights for the shares of class A common stock that it owns that are not locked up.

     TAG ALONG RIGHT. Banco Itau has the right to participate on the same terms in sales or transfers by either or both of AOL and the Cisneros Group of shares of class A common stock or securities that are convertible into class A common stock. For this tag along right to be triggered, either or both of AOL and the Cisneros Group must sell or transfer in a 12 month period more than 15% of their shares of class A common stock held as of August 11, 2000, calculated on an as converted basis. Banco Itau is entitled to sell the same percentage of shares as whichever of AOL and the Cisneros Group is selling, or, if both are selling, the same percentage as whichever of AOL and the Cisneros Group has sold the greatest percentage. Banco Itau may only sell shares that are not locked up. This tag along right does not apply to sales by the Cisneros Group to AOL, or if AOL or the Cisneros Group sells or transfers securities:

     o    to their 75%-owned affiliates;

     o    in a public offering;

     o in a financing transaction in which they retain the right to vote their shares; or

     o    by gift.

     Banco Itau's tag along right will terminate if the strategic interactive services and marketing agreement is terminated for any reason other than a breach of the agreement by us, or Banco Itau holds less than approximately 21% of the class A common stock originally issued to it.

     RIGHT OF FIRST REFUSAL. Banco Itau has a right of first refusal for any convertible debt or equity security we intend to offer, except if we offer convertible debt or equity securities for non-cash consideration. The amount Banco Itau is entitled to purchase is equal to the number of shares of class A common stock then held by Banco Itau divided by the total outstanding shares of class A common stock, calculated on a fully-diluted basis.

     Based on our management's experience negotiating similar arrangements to our strategic alliance with Banco Itau, as well as its knowledge of our competitors' cost structures, we believe that the terms of strategic interactive services and marketing agreement are at least as favorable as we could have obtained from an unaffiliated third party.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Consolidated Financial Statements

     The following consolidated financial statements of America Online Latin America, Inc. and the Report of Independent Auditors thereon are included below:

Report of Independent Auditors.......................................   F-2

Consolidated Balance Sheets..........................................   F-3

Consolidated Statements of Operations................................   F-4

Consolidated Statements of Changes in Stockholders' Equity...........   F-5

Consolidated Statements of Cash Flows................................   F-6

Notes to the Consolidated Financial Statements.......................   F-7


(a)(2)  Financial Statement Schedules

     All financial statement schedules required by Item 14(a)(2) have been omitted because they are either inapplicable or the required information has been included in the Consolidated Financial Statements and notes thereto.

(a)(3)  Exhibits

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below. Copies of exhibits will be furnished, upon request, to holders or beneficial owners of America Online Latin America, Inc. class A common stock as of September 28, 2000, subject to payment in advance of a fee of 25 cents per page to reimburse America Online Latin America, Inc. for reproduction costs.

EXHIBIT LIST

  Exhibit
  Number       Description of Exhibit
  -------      ----------------------

     3.1 Restated Certificate of Incorporation of America Online Latin America, Inc. (included as Exhibit 3.1 to Amendment No. 10 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     3.2 Restated By-laws of America Online Latin America, Inc. (included as Exhibit 3.2 to Amendment No. 10 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     4.1 Form of class A common stock certificate (included as Exhibit 4.1 to Amendment No. 10 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     #10.1     America Online Latin America, Inc. 2000 Stock Plan (included as
               Exhibit 10.1 to Amendment No. 10 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     +10.2 Stockholders' Agreement by and among America Online Latin America, Inc., America Online, Inc. and Riverview Media Corp., dated as of August 7, 2000 (included as Exhibit 10.2 to Amendment No. 12 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     10.3 Contribution Agreement by and among America Online Latin America, Inc., AOL Latin America, S.L., America Online, Inc. and Riverview Media Corp., dated as of August 7, 2000 (included as Exhibit 10.3 to Amendment No. 11 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     10.4 Registration Rights Agreement by and among America Online Latin America, Inc., America Online, Inc. and Riverview Media Corp., dated as of August 7, 2000 (included as Exhibit 10.4 to Amendment No. 2 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     +10.5 AOL License Agreement by and between America Online, Inc. and America Online Latin America, Inc., dated as of August 7, 2000 (included as Exhibit 10.5 to Amendment No. 11 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     +10.6 AOL Online Services Agreement by and between America Online, Inc. and America Online Latin America, Inc., dated as of August 7, 2000 (included as Exhibit 10.6 to Amendment No. 11 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     10.7 Warrant issued by America Online Latin America, Inc. to America Online, Inc., dated as of August 7, 2000 (included as Exhibit
               10.7 to Amendment No. 2 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     #10.8 Letter of employment for Charles M. Herington, dated February 26, 1999 (included as Exhibit 10.8 to Amendment No. 10 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

      10.9      [intentionally omitted]

     +10.10 Agreement by and between Embratel and AOL Brasil Ltda., dated as of October 18, 1999 (included as Exhibit 10.10 to Amendment No. 11 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     +10.11 Agreement by and between Netstream Telecom Ltda. and AOL Brasil Ltda., dated as of September 24, 1999 (included as Exhibit 10.11 to Amendment No. 12 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     +10.12 Form of Amendment to Agreement by and between Embratel and AOL Brasil Ltda., dated as of October 18, 1999 (included as Exhibit
               10.12 to Amendment No. 11 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     +10.13 Strategic Interactive Services and Marketing Agreement by and among America Online Latin America, Inc., AOL Brasil Ltda. and Banco Itau S.A., dated as of June 12, 2000 (included as Exhibit
               10.13 to Amendment No. 12 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     +10.14 Stock Subscription Agreement by and among America Online Latin America, Inc., Banco Itau S.A. and Banco Banerj S.A., dated as of June 12, 2000 (included as Exhibit 10.14 to Amendment No. 6 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     10.15 Form of Registration Rights and Stockholders' Agreement by and among America Online Latin America, Inc., Banco Itau S.A. and Banco Banerj S.A., dated as of August 7, 2000 (included as
               Exhibit 10.15 to Amendment No. 6 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     10.16 Form of Escrow Agreement by and among The Bank of New York, America Online Latin America, Inc., AOL Brasil Ltda. and Banco Itau S.A., dated as of August 7, 2000 (included as Exhibit 10.16 to Amendment No. 6 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     +10.17 Agreement by and between Avantel, S.A. and AOL Mexico, S. de R.L. de C.V., dated as of January 20, 2000 (included as Exhibit 10.17 to Amendment No. 12 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     +10.18 Agreement by and between Impsat, S.A. and AOL Argentina, S.R.L., dated as of December 23, 1999 (included as Exhibit 10.18 to Amendment No. 12 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     10.19 Contribution Agreement by and among America Online Latin America, Inc., AOL Latin America, S.L., America Online, Inc. and Riverview Media Corp., dated as of July 3, 2000 (included as Exhibit 10.19 to Amendment No. 10 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     #10.20 Letter of employment for Javier Aguirre, dated February 22, 2000 (included as Exhibit 10.20 to Amendment No. 10 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     #10.21 Letter of employment for Gustavo Benejam, dated February 25, 2000 (included as Exhibit 10.21 to Amendment No. 10 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     #10.22 Letter of employment for John D. Gardiner, dated February 23, 2000 (included as Exhibit 10.22 to Amendment No. 10 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     #10.23 Letter of employment for Eduardo Hauser, dated February 22, 2000 (included as Exhibit 10.23 to Amendment No. 10 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     21.1      Subsidiaries of America Online Latin America, Inc. (included as
               Exhibit 21.1 to Amendment No. 10 of the Company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

     27.1      Financial Data Schedule.

# Management contract, or compensatory plan or arrangement

+ Portions of the exhibits containing confidential information have been omitted and filed separately with the Commission.

b) Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON BEHALF OF THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN FORT LAUDERDALE, FLORIDA, ON SEPTEMBER 27, 2000.


                                      AMERICA ONLINE LATIN AMERICA, INC.




                                      By: /s/ CHARLES M. HERINGTON
                                          -------------------------------------
                                               Charles M. Herington
                                               Chief Executive Officer



                       Signature                                  Title                           Date
                       ---------                                  -----                           -----

               /s/ CHARLES M. HERINGTON                Chief Executive Officer                September 27, 2000
-----------------------------------------------------  (principal executive officer)
                 CHARLES M. HERINGTON


                /s/ JAVIER AGUIRRE                     Chief Financial Officer                September 27, 2000
-----------------------------------------------------  (principal financial and
                    JAVIER AGUIRRE                     accounting officer)



                /s/ STEVEN I. BANDEL                   Director                               September 27, 2000
-----------------------------------------------------
                   STEVEN I. BANDEL



              /s/ GUSTAVO A. CISNEROS                  Director                               September 27, 2000
-----------------------------------------------------
                  GUSTAVO A. CISNEROS



              /s/ RICARDO J. CISNEROS                  Director                               September 27, 2000
-----------------------------------------------------
                  RICARDO J. CISNEROS




               /s/ MILES R. GILBURNE                   Director                               September 27, 2000
-----------------------------------------------------
                   MILES R. GILBURNE


               /s/ J. MICHAEL KELLY                    Director                               September 27, 2000
-----------------------------------------------------
                   J. MICHAEL KELLY



               /s/ MICHAEL LYNTON                      Director                               September 27, 2000
-----------------------------------------------------
                    MICHAEL LYNTON



             /s/ ROBERT S. O'HARA, JR.                Director                               September 27, 2000
-----------------------------------------------------
                 ROBERT S. O'HARA, JR.



                       Signature                                  Title                           Date
                       ---------                                  -----                           -----

               /s/ CRISTINA PIERETTI                   Director                               September 27, 2000
-----------------------------------------------------
                   CRISTINA PIERETTI



               /s/ ROBERT W. PITTMAN                   Director                               September 27, 2000
-----------------------------------------------------
                   ROBERT W. PITTMAN



               /s/ GERALD SOKOL, JR.                   Director                               September 27, 2000
-----------------------------------------------------
                   GERALD SOKOL, JR.



             /s/ VERNON E. JORDAN, JR.                 Director                               September 27, 2000
-----------------------------------------------------
                 VERNON E. JORDAN, JR.


               /s/ WILLIAM H. LUERS                    Director                               September 27, 2000
-----------------------------------------------------
                   WILLIAM H. LUERS



               /s/ M. BRIAN MULRONEY                   Director                               September 27, 2000
-----------------------------------------------------
                   M. BRIAN MULRONEY



            /s/ ROBERTO EGYDIO SETUBAL                 Director                               September 27, 2000
-----------------------------------------------------
                ROBERTO EGYDIO SETUBAL



   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 10-K



Report of Independent Auditors                                          F-2

Consolidated Balance Sheets                                             F-3

Consolidated Statements of Operations                                   F-4

Consolidated Statements of Changes in Stockholders' Equity              F-5

Consolidated Statements of Cash Flows                                   F-6

Notes to the Consolidated Financial Statements                          F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
America Online Latin America, Inc.

     We have audited the accompanying consolidated balance sheets of America Online Latin America, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended June 30, 2000 and the period December 15, 1998 (the Company's inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Online Latin America, Inc. at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for the year ended June 30, 2000 and for the period December 15, 1998 (the Company's inception) to June 30, 1999, in conformity with accounting principles generally accepted in the United States.


                                    /S/ ERNST & YOUNG LLP


McLean, Virginia
September 5, 2000

                       AMERICA ONLINE LATIN AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                  June 30,
                                                                                         -------------------------
                                                                                           2000            1999
                                                                                         ---------       ---------
                                                                                     (In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents                                                                $  33,321       $  17,716
Trade accounts receivable, less allowances of $300 and $180                                  1,286           1,448
Other receivables                                                                            2,140              53
Prepaid offering costs                                                                       3,476              --
Prepaid expenses and other current assets                                                    2,285             240
                                                                                         ---------       ---------
       Total current assets                                                                 42,508          19,457
Property and equipment, net                                                                  8,367               9
Investments including available for sale securities                                          1,756              --
Product development costs, net                                                               1,981              --
Other assets                                                                                 1,028               1
                                                                                         ---------       ---------
       Total assets                                                                      $  55,640       $  19,467
                                                                                         =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable                                                                   $  13,868       $      40
Payables to affiliates                                                                       8,637           2,685
Other accrued expenses and liabilities                                                       2,694             183
Deferred revenue                                                                             1,927              --
Accrued personnel costs                                                                      1,919             262
Other taxes payable                                                                            202             131
                                                                                         ---------       ---------
       Total current liabilities                                                            29,247           3,301
                                                                                         ---------       ---------
Long-term liabilities:
Deferred revenue                                                                             2,804              --
Other liabilities                                                                              270              --
                                                                                         ---------       ---------
       Total liabilities                                                                    32,321           3,301
                                                                                         ---------       ---------
Stockholders' equity:
Preferred stock, $.01 par value; 500,000,000 shares authorized:
       Series B and C cumulative redeemable convertible-
          150,000,000 and 150,000,000 shares authorized; 101,858,334 shares of series B and 101,858,334 shares of series C issued and outstanding at
          June 30, 2000 and June 30, 1999 ($250,000 liquidation value each)                  2,038           2,038

Common stock, $.01 par value; 1,750,000,000 shares authorized:
       Class A--1,250,000,000 shares authorized; no shares issued or outstanding at
          June 30, 2000 and June 30, 1999                                                       --              --
       Class B and C-- 250,000,000 and 250,000,000 shares authorized;
          no shares issued and outstanding June 30, 2000 and June 30, 1999                      --              --
Additional paid-in capital                                                                 124,940          94,061
Subscription receivable from affiliate                                                          --         (77,979)
Accumulated other comprehensive loss                                                        (3,874)            (82)
Accumulated deficit                                                                        (99,785)         (1,872)
                                                                                         ---------       ---------
       Total stockholders' equity                                                           23,319          16,166
                                                                                         ---------       ---------
       Total liabilities and stockholders' equity                                        $  55,640       $  19,467
                                                                                         =========       =========



                             See accompanying notes

                       AMERICA ONLINE LATIN AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                     For the Period from
                                                                                      December 15, 1998
                                                                                          (Date of
                                                                        Year Ended      Inception) to
                                                                          June 30,         June 30,
                                                                           2000             1999
                                                                        ----------     -------------
                                                                               (In Thousands)

Revenues:
      Subscriptions                                                      $   5,848       $   1,644
      Advertising and commerce                                               3,352              --
                                                                         ---------       ---------
                 Total revenues                                              9,200           1,644
Cost and expenses:
      Cost of revenues, $2,561 and $1,052 from affiliates                   20,366           1,091
      Sales and marketing                                                   70,547              12
      Product development, $2,246 and $312 from affiliates                   2,525             312
      General and administrative, $2,283 and $1,317 from affiliates         15,686           1,979
                                                                         ---------       ---------
                 Total costs and expenses                                  109,124           3,394

Loss from operations                                                       (99,924)         (1,750)
Other income, net                                                            2,011               9
                                                                         ---------       ---------

Loss before provision for income taxes                                     (97,913)         (1,741)
Provision for income taxes                                                      --            (131)
                                                                         ---------       ---------
Net loss                                                                 $ (97,913)      $  (1,872)
                                                                         =========       =========






                             See accompanying notes

                       AMERICA ONLINE LATIN AMERICA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                     Comprehensive
                                                                                                                          Loss
                                                                                                                        for the
                                                                                                                         Period
                                                                                                                      December 15,
                                                                                                                         1998
                                                                                                                      (inception)
                                                                                                                      to June 30,
                                                                          Subscrip-   Accumu-                            1999
                                                                             tion     lated                             and the
                          Preferred stock      Common stock   Additional  Receivable  Compre-                          Year Ended
                       --------------------   --------------   paid-in      From      hensive  Accumulated              June 30,
                         Shares      Amount   Shares  Amount   Capital    Affiliate     Loss     Deficit      Total       2000
                       -----------   ------   -----   -----   ----------  ----------  -------  -----------   -------- ------------
                                                                   (Dollars in thousands)

BALANCES AT
 DECEMBER 15,1998               --   $   --      --   $  --   $       --  $      --   $    --    $     --    $     --          --
 (INCEPTION)

Capital contribution
 upon inception        203,716,668    2,038      --      --       98,061   (100,099)       --          --          --          --

Payment of
 subscription
 receivable from
 affiliate                      --       --      --      --           --     22,120        --          --      22,120          --

Acquisition of
 CompuServe
 subscribers                    --       --      --      --       (4,000)        --        --          --      (4,000)         --

Foreign currency
 translation
 adjustment                     --       --      --      --           --         --       (82)         --         (82)  $     (82)

 Net loss                       --       --      --      --           --         --        --      (1,872)     (1,872)     (1,872)
                       -----------   ------   -----   -----   ----------  ---------   -------    --------    --------   ---------
BALANCES AT
JUNE 30, 1999          203,716,668    2,038      --      --       94,061    (77,979)      (82)     (1,872)     16,166   $  (1,954)
                                                                                                                        =========
Payment of
 subscription
 receivable from
 affiliate                      --       --      --      --           --     77,979        --          --      77,979          --

Capital contribution            --       --      --      --       30,000         --        --          --      30,000          --

Payment from
 affiliates for
 CompuServe
 subscribers                    --       --      --      --          879         --        --          --         879          --

Foreign currency
 translation
 adjustment                     --       --      --      --           --         --      (923)         --        (923)  $    (923)

Unrealized loss
 on available
 for-sale
 securities                     --       --      --      --           --         --    (2,869)         --      (2,869)     (2,869)

Net loss                        --       --      --      --           --         --        --     (97,913)    (97,913)    (97,913)
                       -----------   ------   -----   -----   ----------   --------   -------    --------    --------   ---------
 BALANCES AT
  JUNE 30, 2000        203,716,668   $2,038      --   $  --   $  124,940   $     --   $(3,874)   $(99,785)   $ 23,319   $(101,705)
                       ===========   ======   =====   =====   ==========   ========   =======    ========    ========   =========



                             See accompanying notes

                       AMERICA ONLINE LATIN AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  For the
                                                                                                Period from
                                                                                              December 15, 1998
                                                                                                  (Date of
                                                                                Year Ended      Inception) to
                                                                                 June 30,          June 30,
                                                                                   2000              1999
                                                                                 ---------     ----------------
                                                                                          (In Thousands)

Cash flows from operating activities
Net loss                                                                         $ (97,913)      $  (1,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                          850              --
Changes in assets and liabilities:
             Trade accounts receivable                                                 170          (1,443)
             Other receivables                                                      (2,118)            (53)
             Prepaid expenses and other current assets                              (2,533)           (240)
             Other assets                                                           (1,076)             (1)
             Trade accounts payable                                                 13,782              40
             Payable to affiliates                                                   5,809           2,681
             Accrued expenses and other current liabilities                          2,505             183
             Deferred revenue and other liabilities                                    372              --
             Accrued personnel costs                                                 1,643             262
             Income taxes payable                                                       73             131
                                                                                 ---------       ---------
                   Total adjustments                                                19,477           1,560
                                                                                 ---------       ---------
Net cash used in operating activities                                              (78,436)           (312)

Cash flows from investing activities:
Purchase of property and equipment                                                  (9,129)             (9)
Product development costs                                                           (2,167)             --
                                                                                 ---------       ---------
Net cash used in investing activities                                              (11,296)             (9)
                                                                                 ---------       ---------
Cash flows from financing activities:
Proceeds from affiliates capital contributions                                      30,000              --

Payments of subscription receivable from affiliate                                  77,979          22,120
Dividend for CompuServe subscribers                                                    879          (4,000)
Payments of offering costs                                                          (3,038)             --
                                                                                 ---------       ---------
Net cash provided by financing activities                                          105,820          18,120
                                                                                 ---------       ---------

Effect of exchange rate changes on cash and cash equivalents                          (483)            (83)
                                                                                 ---------       ---------

Net increase in cash and cash equivalents                                           15,605          17,716
Cash and cash equivalents at beginning of period                                    17,716              --
                                                                                 ---------       ---------
Cash and cash equivalents at end of period                                       $  33,321       $  17,716
                                                                                 =========       =========




                             See accompanying notes

                       AMERICA ONLINE LATIN AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION

     On August 11, 2000, America Online Latin America, Inc. ("AOL-LA" or the "Company") completed the initial public offering ("IPO") of its class A common stock raising approximately $187.9 million in net proceeds. In September 2000, the Company's underwriters exercised a portion of the over-allotment option raising approximately $15.6 million in net proceeds. The Company began operations in December 1998. Also in December 1998, the Company acquired AOL's Latin American CompuServe Classic subscribers. The first AOL-LA online service and portal was launched in Brazil in November 1999, a second country service and portal in Mexico in July 2000, and a third country service and portal in Argentina in August 2000.

     Before the effective date of the IPO, the business of AOL-LA was conducted by affiliates of AOL Latin America, S.L., a limited liability company organized in Spain in December 1998. AOL Latin America, S.L. was a joint venture between America Online, Inc. ("AOL") and the Cisneros Group. In December 1998, 50% interests in AOL Latin America, S.L. were issued to AOL and the Cisneros Group. AOL contributed royalty free license rights in exchange for its ownership interest. AOL's non-cash capital contribution of the royalty free license rights was recorded at AOL's historical cost basis, which was zero. The Cisneros Group agreed to contribute an aggregate amount of approximately $100 million through July 2, 2001, in exchange for its ownership interest. The Cisneros Group completed its initial funding commitment in April 2000. Subsequently, the Cisneros Group sold at its cost 1.96% of the shares of the company holding its interest in AOL Latin America S.L. to two executives of the Cisneros Group (Steven Bandel and Cristina Pieretti, directors of the Company) and a former executive of the Cisneros Group who is now an executive of the Company (Eduardo Hauser). There was no corresponding compensation expense since the price paid for the shares was the same price the Cisneros Group paid for the stock at the formation of the Company.

     Upon completion of the IPO, on August 11, 2000, the Company became the holding company of, and indirectly acquired AOL Latin America, S.L. and its affiliates, through a corporate reorganization. In the reorganization, AOL, the Cisneros Group and the three individuals named above exchanged their interests in AOL Latin America, S.L. and its affiliates for shares of the Company's series B preferred and series C preferred stock. As a result, AOL holds 101,858,334 shares of the Company's series B preferred stock and the Cisneros Group holds 99,861,910 shares of the Company's series C preferred stock. The three individuals received 1,996,424 shares of series C preferred stock. AOL received a warrant to purchase 16,541,250 shares in any combination of the Company's series B preferred, class A common or class B common stock at a per share exercise price equal to the initial public offering price of $8.00 per share. The warrant was issued to AOL in exchange for the exclusive right to offer in Latin America any AOL-branded wireless-based online services. This non-cash capital contribution is valued at AOL's historical cost basis which is zero. The accompanying financial statements reflect the reorganization as of the earliest period presented. Immediately after the closing of the offering, AOL-LA also issued 31,700,000 shares of class A common stock to Banco Itau and its affiliate, Banco Banerj in connection with the establishment of a strategic marketing alliance between the Company and Banco Itau.

     The Company's family of America Online-branded interactive services includes the AOL-LA country services, its comprehensive online services that are available to subscribing members, the AOL-LA country Internet portals and the Latin American regional Internet portal. The Company's network of country and regional Internet portals offers content, community and commerce opportunities to all Internet users. The Company's interactive services are developed on a country-by-country and regional basis and will be tailored to local interests. The Company expects to derive its revenues principally from member subscriptions to its AOL-LA country services and seeks to build its online service member base and portal user base to generate additional revenues from advertising and commerce.

     The Company currently has the exclusive right to offer AOL-branded PC-based online services in Latin America. Under its license agreement with AOL, it also has the exclusive right to offer AOL-branded TV-based online services in Latin America if AOL develops these services. The Company also has the exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by AOL for commercial launch within four years of August 7, 2000, the effective date of the registration

                       AMERICA ONLINE LATIN AMERICA, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


statement. The Company also has the right in Latin America to promote AOL's ICQ service, which features leading, real-time communications software and an associated portal. The ICQ service enables its worldwide community of users, including users in Latin America, to find and communicate with each other in real-time. As local versions of the ICQ service are developed, the Company will engage in other marketing and cross-promotion activities with AOL.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. These financial statements include the accounts of the Company, its subsidiaries and its predecessors on a consolidated basis since the Company's inception on December 15, 1998. All significant intercompany accounts and transactions have been eliminated.

     FISCAL YEAR. The Company's fiscal year ends June 30.

     REVENUE RECOGNITION. The Company recognizes subscription revenues over the period that it provides the service following expiration of the member's trial period. For subscribers in Brazil that have elected to pay their subscription fees with credit cards, the Company recognizes subscription revenues when the fees become due. For subscribers in Brazil who pay through means other than credit cards, however, the Company does not record subscription revenues until cash payment is received. For advertising arrangements that require the Company to display a specified number of advertisements for a fixed fee, the Company's advertising revenues are recognized as the advertisements are displayed. The revenues derived from sponsorship or co-sponsorship arrangements that provide for advertising and other services are recognized on a straight-line basis over the term of the contract provided the Company is meeting its obligations under the contract. Payments received from advertisers before the Company displays their advertisements on its interactive services are recorded as deferred revenues.

     The Company also expects to derive revenues from commerce transactions conducted through its interactive services as either a flat payment or a percentage of each commerce transaction that is attributable to its interactive services, or both. The Company expects to receive cash or, in some instances, equity. The Company will recognize revenues derived from the Company's share of the proceeds from commerce transactions when it is notified of sales that are attributable to its interactive services. As of June 30, 2000, there have been no commerce transactions.

     Revenue for which payment is made in the form of equity securities is measured at the fair value of the securities at the earlier of the initiation of the agreement, if fully vested and non-forfeitable, or the date performance is complete. The fair value of these securities is determined by using either market price or other standard valuation models. If the securities to be received are contingent upon achieving certain performance criteria, the Company will measure revenue, at that time, based upon the achievement of those criteria. The Company recognizes these revenues ratably, over the term of the contract, or when performance is completed. During the year ended June 30, 2000, the Company received $4.5 million of equity securities for future services.

     The Company will recognize future barter revenue based on the fair value of the advertising that the Company agrees to provide, where the Company can demonstrate fair value by reference to recent similar cash-based transactions in accordance with Emerging Issues Task Force (EITF) Issue 99-17, ACCOUNTING FOR ADVERTISING BARTER TRANSACTIONS. As of June 30, 2000, the Company has not yet recognized any barter revenue.

                       AMERICA ONLINE LATIN AMERICA, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     PROPERTY AND EQUIPMENT. Property and equipment, including leasehold improvements are stated at cost. Depreciation or amortization is computed using the straight-line method over the following estimated useful lives:

     Computer equipment........................................... 2 to 5 years
     Leasehold improvements.......................................      4 years
     Furniture and fixtures.......................................      5 years
     Equipment....................................................      5 years

     In accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company is required to capitalize various costs for the development of internal use software, including the costs of coding, software configuration, upgrades and enhancements. None of these costs have been incurred as of June 30, 2000.

     In March 2000, the Emerging Issues Task force issued its consensus on Issue No. 00-2, "Accounting for Web Site Development Costs." ("EITF 00-2"). The Company accounts for the development and maintenance of its website in accordance with EITF 00-2.

     PRODUCT DEVELOPMENT COSTS. The Company capitalizes product development costs, which mainly consist of charges from AOL for personnel and related costs associated with the localization of the Company's interactive services and any developments the Company requests AOL to provide, once the product or enhancement reaches technological feasibility. The Company capitalizes costs incurred after technological feasibility has been established up until completion of beta testing. Once beta testing is complete and the product or service is commercially available, costs are again expensed as incurred. Amortization, a cost of revenue, is provided on a product-by-product basis, using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed three years, beginning the month after the date of product release. Quarterly, the Company reviews and expenses the unamortized cost of any feature identified as being impaired. The Company also reviews the recoverability of the total unamortized cost of all features and software products in relation to their estimated online service and other relevant revenues and, when necessary, makes an appropriate adjustment to net realizable value.

     At June 30, 2000, capitalized product development costs totaled $2.1 million. Amortization of these costs was $150,000 for the year ended June 30, 2000. Accumulated amortization was $150,000 at June 30, 2000. There were no capitalized product development costs at June 30, 1999.

     Product development costs expensed for research and development totaled $2.5 million for the year ended June 30, 2000 and $312,000 for the period from inception to June 30, 1999.

     SUBSCRIBER ACQUISITION AND ADVERTISING COSTS. The Company accounts for direct marketing costs incurred to acquire subscribers as well as other advertising costs as required by AICPA Statement of Position 93-7, "Reporting on Advertising Costs." The Company has expensed all advertising, marketing and other subscriber acquisition costs as incurred and includes them in sales and marketing expenses. Included in sales and marketing expense are advertising costs of approximately $67.6 million for the year ended June 30, 2000. Such costs were not material during the period ended June 30, 1999.

     FOREIGN CURRENCY TRANSLATION. Generally, the Company's functional currencies are the local currencies of the countries in which it conducts its operations. Assets and liabilities of the Company's wholly-owned foreign subsidiaries are translated into U.S. dollars at the balance sheet date exchange rates, and revenues and expenses are translated at average rates prevailing during the period. Translation adjustments are included in accumulated other comprehensive (loss) income. The Company includes its foreign currency transaction gains and losses is included in other income, net.

                       AMERICA ONLINE LATIN AMERICA, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     OTHER INCOME, NET. For the year ended June 30, 2000, other income, net consisted primarily of $2.0 million of interest income. For the year ended June 30, 1999, other income, net consisted of $62,000 of interest income and $53,000 of foreign currency transaction losses.

     CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     TRADE ACCOUNTS RECEIVABLE. The Company sells its services to a diverse range of customers and subscribers in Latin America. The carrying amount of the Company's trade accounts receivables approximates their fair market value. The Company recorded provisions for uncollectible accounts of $435,000 for the year ended June 30, 2000, and $180,000 for the period from inception to June 30, 1999. The company wrote off $315,000 of uncollectible accounts during the twelve months ending June 30, 2000 and no amounts were written off for the period from inception to June 30, 1999. The Company performs ongoing credit evaluations of its customers' and subscribers' financial condition and generally does not require collateral on product sales. The Company maintains an allowance for doubtful accounts, which management believes adequately covers all anticipated losses in respect of trade receivables. Actual credit losses could differ from such estimates.

     INVESTMENTS INCLUDING AVAILABLE-FOR-SALE SECURITIES. The Company has classified all debt and equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

     As of June 30, 2000, the Company had an available-for-sale equity investment in a public company with a fair market value of $1.8 million. The net unrealized loss as of June 30, 2000, on available-for-sale securities was $2.9 million and is included in accumulated other comprehensive (loss) income.

     In January 1997, the Securities and Exchange Commission issued new rules requiring disclosure of the Company's accounting policies for derivatives and market risk disclosure. The Company does not have any material derivative financial instruments nor borrowings as of June 30, 2000, and believes that the market risk for its available-for-sale securities is not material to the results of operations of the Company. The available-for-sale securities subject the Company's financial position to market rate risk.

     FINANCIAL INSTRUMENTS. The carrying amounts for the Company's cash and cash equivalents, other receivables, other assets, trade accounts payable, accrued expenses and other liabilities approximate their fair market value.

     NET LOSS PER COMMON SHARE. The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share." Since the Company recorded losses from operations for all periods presented and had no common stock outstanding, there are no loss per share amounts.

     STOCK-BASED COMPENSATION. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to expense the estimated fair market value of stock options. Alternatively, SFAS No. 123 permits companies to continue to follow the intrinsic value method described in APB Opinion 25, "Accounting for Stock Issued to Employees," but disclose the pro forma effects on net income (loss) had the fair market value of the options been expensed. The Company has elected to apply APB Opinion 25 in accounting for its Stock Plan. The Company had no stock options outstanding as of June 30, 2000.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The Company's actual results could differ from those estimates.

                       AMERICA ONLINE LATIN AMERICA, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     RECENT PRONOUNCEMENTS. In March 2000, the FASB issued FAB Interpretation No. 44, "Accounting for certain Transactions involving Stock Compensation" ("FIN44"), which contains rules designed to clarify the application of APB 25. FIN 44 will be effective on July 1, 2000 and the Company will adopt it at that time. The Company believes the anticipated impact of adoption of FIN 44 will not be material to the earnings and financial position of the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements" and 101B, "Second Amendment: Revenue Recognition in Financial Statements" in March and June 2000, respectively. As a result, the SAB 101 will not be effective for the Company until the quarter ended June 30, 2001. The Company believes the adoption of SAB 101 will not be material to the earnings and financial position of the Company.

     The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. One of the Company's holding of equity instruments has been deemed a derivative pursuant to the criteria established in SFAS 133. The Company expects the adoption of SFAS 133 in fiscal 2001, as well as the effect on subsequent periods, to be immaterial.

     LATIN AMERICAN OPERATIONS. The Company derives all of its revenues from operations in Latin America. Social, political and economic conditions in Latin America are volatile and may impair the Company's operations. This volatility could make it difficult for the Company to develop its business, generate revenues or achieve or sustain profitability. Historically, volatility has been caused by: currency devaluations, significant governmental influence over many aspects of local economies, political and economic instability, unexpected changes in regulatory requirements, social unrest or violence, slow or negative economic growth, imposition of trade barriers, and wage and price controls. Most or all of these factors have occurred at various times in the last two decades in the Company's core target Latin America markets, Brazil, Mexico and Argentina. The Company has no control over these matters. Social, political and economic conditions may inhibit online services and Internet use, create uncertainty in the Company's operating climate and cause advertisers to reduce their advertising spending, all of which may adversely impact the Company's business.

     DEPENDENCE ON AOL. In exchange for its ownership interest in the Company, AOL entered into a royalty-free license agreement. Also, AOL entered into a services agreement whereby AOL provides services to the Company for fees determined on an AOL allocated cost plus basis. Under the license agreement, the Company has the exclusive right to offer in Latin America AOL-branded PC-based online services. The Company also has the exclusive right to offer AOL-branded TV-based online services in

                       AMERICA ONLINE LATIN AMERICA, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Latin America. The Company has the additional exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by AOL for commercial launch within four years of August 7, 2000. The Company also has a non-exclusive license to offer a localized network of Spanish - and Portuguese-language AOL-branded portals in Latin America.

     However, the Company has an option to license exclusively any Spanish or Portuguese-language AOL-branded portals that AOL may develop for the Latin American market, subject to payment of a license fee. Under the services agreement, AOL provides services including software localization, updates, development, and installation services, server connection services, technical support and training. AOL also provides the Company with business development, administrative, tax, financial and legal services. Each of these agreements may be terminated if the Company materially breaches its terms. The Company will lose exclusivity of its licensed rights to PC-based services, upon the later of December 15, 2003, or the date on which AOL or the Cisneros Group owns less than 20% of the outstanding capital stock of the Company, and to TV- and wireless-based services, on the later of August 7, 2005, or the date on which either AOL or the Cisneros Group owns less than 20% of the outstanding capital stock of the Company. The termination or loss of exclusivity of the Company's license or services agreement with AOL would adversely impact its business.

NOTE 3. RELATED PARTY TRANSACTIONS

     The cost to the Company due to AOL for the support services under the services agreement described in Note 2 was approximately $8.8 million for the year ended June 30, 2000 and approximately $2.4 million for the period ended June 30, 1999. The cost to the Company for support services provided by the Cisneros Group was approximately $415,000 for the year ended June 30, 2000 and approximately $291,000 for the period ended June 30, 1999. The unpaid portion of these costs is included in payable to affiliates at June 30, 2000 and June 30, 1999. AOL charges fees for providing these services on an AOL allocated cost plus basis. The Cisneros Group charges fees for services on a cost basis. Management believes that the expenses for these services are representative of what would have been incurred by the Company on a stand-alone basis. Some of AOL's employees who provide these services to the Company participate in AOL's stock option plans. Certain employees of the Company hired from AOL have also retained their previously granted AOL stock options.

     In December 1998, the Company acquired AOL's Latin American CompuServe Classic subscribers for approximately $4.0 million. The cost to acquire these Latin American CompuServe Classic subscribers was determined using a formula that was based on the expected number of Latin American CompuServe Classic subscribers at December 15, 1999. Because the number of subscribers at December 15, 1999 was lower than expected, AOL repaid $879,000 to the Company during the fiscal year ended June 30, 2000. The initial payment of $4.0 million and the refund of $879,000 have been reflected in stockholders' equity.

NOTE 4. CAPITAL STOCK AND STOCK PLAN

     CAPITAL STOCK

     PREFERRED STOCK

     The Company is authorized to issue up to 500,000,000 shares of preferred stock, par value of $.01 per share, in one or more series with rights, preferences and privileges that are determined by the Company's board of directors. Before completion of the Company's initial public offering, the Company had issued 101,858,334 shares of series B preferred stock and 101,858,334 shares of series C preferred stock. All of the outstanding series B preferred stock is owned by AOL and all of the outstanding series C preferred stock is owned by the Cisneros Group and certain family members of Gustavo Cisneros and Ricardo Cisneros. The series B and series C preferred stock are convertible into shares of class B and class C common stock, which are convertible on a one-for-one basis into shares of class A common stock, in each case, at any time on a one-for-one basis.

                       AMERICA ONLINE LATIN AMERICA, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Concurrently with the completion of the IPO, the Cisneros Group gifted 2,057,950 shares of class A common stock to some of its current and former employees. These shares were issued by the Company to the Cisneros Group as series C preferred stock and converted into shares of class A common stock upon their gifting. Also, the 1,996,424 shares of series C preferred stock held by the three individuals, as described in Note 1, converted into 1,996,424 shares of class A common stock.

     Series B and series C preferred stock must be redeemed by the Company on December 15, 2003, in cash or, at the Company's option, by delivery of fully paid and nonassessable shares of class B or C common stock or any combination of shares of class B or C common stock or cash in an amount equal to the liquidation preference or $2.4544 per share, plus in each case all accumulated and unpaid dividends through the redemption date. However, AOL or the Cisneros Group may elect to convert their shares of series B or series C preferred stock into an equal number of shares of class B or class C common stock at any time before the date on which the redemption is to occur.

     Holders of series B and series C preferred stock are entitled to receive a cumulative annual dividend, payable in series B and series C preferred stock, equal to $0.0736 per share, as and when declared by the board of directors and before the payment of any dividend to the holders of the class A, class B and class C common stock. After that, the holders of class A, class B and class C common stock, together with the holders of series B and series C preferred stock, will share ratably, based on the number of shares of common stock and preferred stock held, in any dividend declared by the board of directors.

     The issuance of the series B and series C preferred stock described above is reflected in the financial statements as though issued at inception.

     COMMON STOCK

     The Company is authorized to issue 1,250,000,000 shares of class A common stock, par value $.01 per share, 250,000,000 shares of class B common stock, par value $.01 per share, and 250,000,000 shares of class C common stock, par value $.01 per share. Through June 30, 2000, no shares of common stock had been issued. As of September 5, 2000, there were approximately 58.7 million shares of class A common stock issued and outstanding, no shares of class B common stock issued or outstanding and no shares of class C common stock issued or outstanding. The class B and class C common stock will be convertible into shares of class A common stock at any time on a one-for-one basis.

     The holders of class A common stock are each entitled to one vote per share. AOL and the Cisneros Group are entitled to ten votes for each share of series B and series C preferred stock and, if issued, class B and class C common stock, that they hold. From inception through June 30, 2000, the Cisneros Group contributed approximately $115.1 million to equity capital and AOL contributed $15.0 million to the equity capital of the Company. In July 2000, AOL and the Cisneros Group each contributed $17.5 million to the Company and each agreed to contribute an additional $17.5 million to the Company by December 31, 2000.

     Under the Company's restated certificate of incorporation, each of AOL and the Cisneros Group has the right to directly elect five members of the Company's 14-member board of directors. The affirmative vote of the holders of a majority of the outstanding series B preferred stock and class B common stock, voting separately as a class, as well as the holders of a majority of the outstanding series C preferred stock and class C common stock, voting separately as a class, is required to approve a large number of corporate and business matters, as well as to amend or repeal a number of the provisions of the Company's amended and restated certificate of incorporation. In accordance with the terms and conditions of a Registration Rights and Stockholders' Agreement among the Company, AOL, the Cisneros Group and Banco Itau, AOL and the Cisneros Group have agreed to vote for one nominee designated by Banco Itau for election to the Company's Board of Directors. Otherwise, holders of class A common stock, series B preferred stock and series C preferred stock and any issued class B and class C common stock generally will vote together as a single class, including the elections of directors who are not elected directly by AOL or the Cisneros

                       AMERICA ONLINE LATIN AMERICA, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Group, on matters presented to the stockholders for their vote or approval, except as otherwise required by applicable Delaware law. However, because AOL and the Cisneros Group together control approximately 98% of the voting power of the Company's capital stock, AOL and the Cisneros Group have the power to elect the remaining four directors.

     Under the stockholder's agreement among the Company, AOL and the Cisneros Group, AOL and the Cisneros Group have agreed to non-compete provisions. If either AOL or the Cisneros Group breaches these provisions, the Company and the non-breaching party may be able to acquire the breaching party's capital stock.

     THE AOL WARRANT

     On August 7, 2000, the Company issued a warrant to purchase 16,541,250 shares in any combination of its series B preferred, class A common or class B common stock at a per share exercise price equal to the initial public offering price of $8.00 per share. The number of shares for which the warrant is exercisable is 6% of the sum of the Company's outstanding shares of capital stock at the closing of the Company's initial public offering, including shares issued to Banco Itau, shares issuable under the over-allotment option and shares issuable under the Company's stock plan. The warrant is immediately exercisable and has a ten-year term. The number of shares issuable under the warrant may be increased if AOL or the Cisneros Group admit one or more strategic stockholders. No other warrants are outstanding.

     STOCK PLAN

     In July 2000, the Company's board of directors and stockholders adopted the Company's 2000 Stock Plan. Under the stock plan, the Company may grant incentive stock options and nonqualified stock options to its employees, consultants and directors. The maximum term of options granted under the stock plan is ten years. A total of 13,208,333 shares of class A common stock have been reserved for issuance under the stock plan. As of August 7, 2000, the Company granted stock options to purchase a total of approximately 8.6 million shares of class A common stock, substantially all of which have an exercise price equal to the initial public offering price of $8.00 per share.

     THE BANCO ITAU STRATEGIC ALLIANCE

     On June 12, 2000, the Company entered into a ten-year strategic marketing alliance with Banco Itau, one of the largest banks in Latin America with approximately seven million customers and one million users of its interactive financial services. The Company has agreed to create a customized co-branded version of our America Online Brazil service that Banco Itau will market to all of its customers. On August 11, 2000, the Company issued 31,700,000 shares of class A common stock to Banco Itau in exchange for its commitment to various subscriber and revenue levels.

     The shares issued to Banco Itau are fully vested and non-forfeitable. There are no circumstances that require the shares to be returned to the Company, nor does Banco Itau have to meet any performance criteria to keep the shares. The shares are valued at approximately $253.6 million based on $8.00 per share, the initial public offering price.

     Banco Itau has agreed to achieve certain subscriber and revenue targets in the first five years of the agreement. In the event these performance targets are not met, Banco Itau could be liable for payments back to the Company. The maximum amount of such payments is $164.8 million. Banco Itau has provided promissory notes that will secure any payments due to the Company. The unamortized cost of this agreement will be recorded as a contra-equity account and captioned as "Unearned Services" in the consolidated statement of changes in stockholders' equity upon issuance of the shares to Banco Itau.

                       AMERICA ONLINE LATIN AMERICA, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As there are potential, specific payments related to performance in the first five years of the agreement, $164.8 million of the cost will be expensed on a straight-line basis over that period. The remaining balance of the cost, $88.8 million, will be expensed on a straight-line basis over the ten-year term of the agreement. For the year ending June 30, 2000, $2.1 million of expense was recorded for the Banco Itau strategic alliance and is included in sales and marketing expense.

NOTE 5. LOSS PER SHARE

     Since the Company has losses from operations for both periods represented and has no common stock outstanding, there are no earnings per share amounts as described in SFAS No. 128, "Earnings per Share." Shares potentially dilutive for the year ended June 30, 2000 and the period ending June 30, 1999 include those relating to preferred stock and the AOL Warrant of 203,716,668 and 16,541,250, respectively.

NOTE 6. SEGMENT INFORMATION

     Effective June 30, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131, the Company must disclose information based on the way it organizes financial information for making operating decisions and assessing performance.

     As of June 30, 2000, the Company operated in a single segment, interactive services. Interactive services consisted of the delivery of the Company's interactive products, including the AOL-LA country services and portals and CompuServe services.

     Delivery of interactive services by the Company is in its start-up phase with the launches in Brazil (November 1999), Mexico (July 2000), and Argentina (August 2000). As the Company expands its operations throughout the region, management expects to move towards a geographical approach to segment reporting.

     The Company's revenues for the year ended June 30, 2000, were approximately $2.9 million in Mexico (all from CompuServe Classic subscribers) and approximately $5.6 million in Brazil. The Company's revenues for the period from inception to June 30, 1999 were $869,000 in Mexico (all from CompuServe Classic subscribers) and $188,000 in Brazil. No single customer of the Company accounted for 10% or greater of the Company's total revenues in either period.

     At June 30, 2000, the Company had long-lived assets of $3.5 million, $695,000, $2.4 million and $1.8 million in Brazil, United States, Mexico and Argentina, respectively. At June 30, 1999, the Company had an immaterial amount of long-lived assets.

                       AMERICA ONLINE LATIN AMERICA, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 7. PROPERTY AND EQUIPMENT

     The Company's property and equipment consist of the following:



                                                               June
                                                          ---------------
                                                          2000       1999
                                                          ----       ----
                                                           (In Thousands)

     Leasehold and network improvements................ $  3,694     $  --
     Furniture and fixtures............................    1,564        --
     Equipment.........................................    1,832
     Computer equipment................................    1,979         9
                                                        --------     -----
                                                           9,069         9
                                                        --------     -----
     Less accumulated depreciation and amortization....     (702)      (--)
                                                        --------     -----
     Net Property and equipment........................ $  8,367     $   9
                                                        ========     =====


Depreciation expense was $702,000 for the year ended June 30, 2000.

NOTE 8. COMMITMENTS AND CONTINGENCY

COMMITMENTS

     LEASES

     The Company has entered into facilities and equipment leases primarily under long-term operating agreements, some of which may have renewal options. The Company had facility leases with the following future minimum payments (in thousands of dollars):

                                Year Ending June 30,
                                --------------------
         2001..........................................................  $2,373
         2002..........................................................   2,425
         2003..........................................................   1,835
         2004..........................................................   1,526
         2005..........................................................   1,396
         After 2005....................................................     404
                                                                         ------
                                                                         $9,959
                                                                         ======

     The Company's rent expense under operating leases totaled $1.1 million in the year ended June 30, 2000 and was not material during the period ended June 30, 1999.

                       AMERICA ONLINE LATIN AMERICA, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     NETWORK SERVICES

     The Company has entered into third party telecommunications network capacity contracts. These contracts commit the Company to purchase a minimum amount of network capacity or to pay a fixed minimum cost for network capacity. The Company records expense related to these contracts up to the minimum commitments and expenses any additional costs in the period that it is incurred. The fixed minimum costs for network capacity commitments under these contracts for future periods are as follows (in thousands of dollars):

                                  Year Ending June 30,
                                  --------------------
        2001..........................................................  $16,447
        2002..........................................................   20,554
        2003..........................................................    8,553
        2004..........................................................      810
        2005..........................................................      810
        After 2005....................................................    4,050
                                                                        -------
                                                                        $51,224
                                                                        =======

     ROCK IN RIO FESTIVAL ADVERTISING CONTRACT

     On May 4, 2000, the Company entered into an agreement to pay approximately $20 million in exchange for the exclusive right to sponsor the Brazilian Rock in Rio Festival from January 12 through 21, 2001. The Company is required to provide this funding from May to December 2000. The cost of this exclusive right is being expensed on a straight-line basis through the end of the event. Marketing expenses of $3.7 million were recorded for the year ended June 30, 2000. As of June 30, 2000 the unpaid portion of the commitment was $16.6 million.

     CONTINGENCY

     LEGAL PROCEEDINGS

     On December 28, 1999, ADEC, a non-governmental, private consumer protection association, filed a complaint against us in the Brazilian State of Rio de Janeiro seeking monetary damages and a preliminary restraining order. ADEC is seeking R$10.0 million, or approximately U.S. $5.6 million, in damages on behalf of consumers who have allegedly complained about the installation of our America Online Brazil software on their PCs. The preliminary restraining order would have required us to stop distributing our CD software in Brazil, the collection of products already distributed, and publication of an injunction in newspapers of significant circulation. While ADEC obtained the order, the Company was successful in having it revoked and ADEC later lost an appeal of the revocation. At ADEC's request, the court allowed the publication of a general public summons inviting consumers to join ADEC as plaintiffs, which gave a thirty-day period to join the action. The thirty-day period has run and the Company is unaware of any consumer filing a notice to join the action. Although the Company believes that ADEC's claims are without merit and will continue to contest them vigorously, the Company may not be successful in defeating its claims. If the Company is unsuccessful, ADEC's claims could have a material adverse effect on the Company's business.

                       AMERICA ONLINE LATIN AMERICA, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 9. INCOME TAXES

     During the periods ended June 30, 2000, and June 30, 1999, the income tax provision represented the Company's estimated income taxes in certain foreign locations. Tax losses generated by the Company in foreign jurisdictions during these periods will be available to be carried forward against future foreign taxable income, subject to local tax restrictions, if any. For U.S. tax purposes, the Company has made elections to treat foreign operating entities as branches and therefore, loss carryforwards prior to the reorganization are not available to the Company. Therefore, for U.S. tax purposes loss carryforwards at June 30, 2000, and June 30, 1999, are immaterial. Most of the consolidated operating losses arising in periods after the reorganization are available for carry forward by the Company.

     The Company anticipates that after the reorganization, most of the net operating losses for tax purposes will be available to offset the Company's future U.S. and foreign taxable income. If the Company does not use these carryforwards in a timely manner, they will expire. To the extent that the Company realizes net operating loss carryforwards that relate to stock option deductions, the resulting benefits will be credited to stockholders' equity. As of June 30, 2000, and June 30, 1999, the Company had not recognized any net deferred tax assets or liabilities.

     In the future, when the Company records deferred income taxes, it will reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. If any deferred tax assets are recorded, the Company will determine to what extent a valuation allowance is necessary. When the Company is more likely than not to realize a deferred tax asset, the benefit related to the deductible temporary differences attributable to operations will be recognized as a reduction of income tax expense. The Company will credit to paid-in capital the realized benefits related to the deductible temporary differences attributable to stock option deductions, if any.

NOTE 10. SUBSEQUENT EVENTS

     INITIAL PUBLIC OFFERING

     On August 11, 2000, the Company consummated an initial public offering of 25 million shares of its Class A common stock for $8.00 per share. Included in the 25 million shares were a total of 8 million shares purchased by AOL and Cisneros. After deducting the underwriters' discount and other offering expenses, the net proceeds to the Company were approximately $187.9 million. Immediately prior to the IPO, AOL-LA completed a reorganization (see Note 1) and issued 31.7 million Class A shares to Banco Itau as part of the Company's strategic alliance with them (see Note 4).

     Additionally, in September 2000, the Company's underwriters exercised a portion of the over-allotment option for approximately 2.1 million shares. After deducting the underwriter's discount, the net proceeds to the Company were approximately $15.6 million.