Form 10-Q
period 2000-09-30
AMERICA ONLINE LATIN AMERICA INC
filed 2000-11-14
CIK 1100395

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2000

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______

                             Commission File Number:
                                    000-31181

                       America Online Latin America, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                     65-0963212
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                             6600 N. Andrews Avenue
                                    Suite 500
                            Fort Lauderdale, FL 33309
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:    (954) 689-3100

     Former name, former address, and former year, if changed since last report:

Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of November 8, 2000, America Online Latin America, Inc. had 62,848,124 shares of Class A Common Stock, $0.01 par value, outstanding.

                       AMERICA ONLINE LATIN AMERICA, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets - September 30, 2000
        and June 30, 2000                                                      3

        Consolidated Statements of Operations - Three
        months ended September 30, 2000 and 1999                               4

        Consolidated Statements of Cash Flows - Three
        months ended September 30, 2000 and 1999                               5

        Consolidated Statement of Changes in
        Stockholders' Equity - Three months ended
        September 30, 2000                                                     6

        Notes to Consolidated Financial Statements                             7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Quantitative and Qualitative Disclosures About Market Risk            16

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                             17

Item 4. Submission of Matters to a Vote of Security Holders                   18

Item 6. Exhibits and Reports on Form 8-K                                      19

Signatures                                                                    19

                           AMERICA ONLINE LATIN AMERICA, INC.
                              CONSOLIDATED BALANCE SHEETS

                                                                             September 30,     June 30,
                                                                           2000 - Unaudited      2000
                                                                           ----------------   ---------
ASSETS                                                                    (In thousands, except share data)
Current assets:
Cash and cash equivalents                                                       $ 112,010     $  33,321
Short-term investments                                                             69,833            --
Trade accounts receivable, less allowances of
  $363 and $300                                                                     1,390         1,286
Other receivables                                                                   8,455         2,140
Prepaid offering costs                                                                 --         3,476
Prepaid expenses and other current assets                                          19,786         2,285
                                                                                ---------     ---------
    Total current assets                                                          211,474        42,508

Property and equipment, net                                                         9,943         8,367
Investments including available for sale securities                                 1,344         1,756
Product development and other intangible assets, net                                1,837         1,981
Other assets                                                                           --         1,028
                                                                                ---------     ---------
    Total assets                                                                $ 224,598     $  55,640
                                                                                =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable                                                          $  22,240     $  13,868
Payables to affiliates                                                             10,798         8,637
Other accrued expenses and liabilities                                              4,707         2,694
Deferred revenue                                                                    2,092         1,927
Accrued personnel costs                                                             3,051         1,919
Other taxes payable                                                                   571           202
                                                                                ---------     ---------
    Total current liabilities                                                      43,459        29,247
                                                                                ---------     ---------

Long-term liabilities:
Deferred revenue                                                                    2,607         2,804
Other liabilities                                                                     516           270
                                                                                ---------     ---------
    Total liabilities                                                              46,582        32,321
                                                                                ---------     ---------

Stockholders' equity:
Preferred stock, $.01 par value; 500,000,000 shares authorized:
    Series B and C cumulative redeemable convertible--
      150,000,000 shares authorized; 101,858,334 shares of series B and
      97,803,960 shares of series C issued and outstanding at
      September, 30, 2000; 101,858,334 shares of each of series B and C,            1,997         2,038
      issued and oustanding at June 30, 2000 ($251,040 and $241,048 liquidation value Series B and C, respectively)
Common stock, $.01 par value; 1,750,000,000 shares authorized:
    Class A--1,250,000,000 shares authorized; 62,848,124 shares issued and outstanding at September 30, 2000, no shares issued or outstanding
      at June 30, 2000                                                                629            --
    Class B and C-- 250,000,000 shares authorized; no shares issued and
      outstanding September 30, 2000 and June 30, 2000                                 --            --
Additional paid-in capital                                                        616,534       124,940
Unearned services                                                                (241,231)           --
Accumulated other comprehensive loss                                               (2,029)       (3,874)
Accumulated deficit                                                              (197,884)      (99,785)
                                                                                ---------     ---------
    Total stockholders' equity                                                    178,016        23,319
                                                                                ---------     ---------
    Total liabilities and stockholders' equity                                  $ 224,598     $  55,640
                                                                                =========     =========


                                 See accompanying notes

                       AMERICA ONLINE LATIN AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Three Months Ended
                                                                                                September 30,
                                                                                -------------------------------------------
                                                                                         2000                   1999
                                                                                    ------------           ------------
                                                                                      Unaudited              Unaudited
                                                                               (Dollars in thousands, except per share data)
Revenues:
     Subscriptions                                                                  $      2,621           $      1,129
     Advertising and commerce                                                              1,931                     78
                                                                                    ------------           ------------
             Total revenues                                                                4,552                  1,207

Cost and expenses:
     Cost of revenues, $3,758 and $451 from affiliates                                    16,473                    632
     Sales and marketing                                                                  76,296                     44
     Product development, $1,922 and $252 from affiliates                                  2,098                    252
     General and administrative, $427 and $891 from affiliates                             7,990                  2,488
                                                                                    ------------           ------------
             Total costs and expenses                                                    102,857                  3,416

Loss from operations                                                                     (98,305)                (2,209)
Other income, net                                                                            206                    340
                                                                                    ------------           ------------

Loss before provision for income taxes                                                   (98,099)                (1,869)
Provision for income taxes                                                                    --                   (103)
                                                                                    ------------           ------------

Net loss before dividends on Series B and C preferred shares                             (98,099)                (1,972)

Dividends on Series B and C preferred shares                                               2,037                     --
                                                                                    ------------           ------------

Net loss applicable to common stockholders                                          $   (100,136)          $     (1,972)
                                                                                    ============           ============
Net loss per common share:
     Basic and Diluted                                                              $      (2.93)                   n/a
Weighted average number of common shares:
     Basic and Diluted                                                                34,144,748                    n/a


                             See accompanying notes

                       AMERICA ONLINE LATIN AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended
                                                                                           September 30,
                                                                                     -----------------------
                                                                                        2000          1999
                                                                                     ---------     ---------
                                                                                     Unaudited     Unaudited
Cash flows from operating activities                                                      (In thousands)
Net loss                                                                             $ (98,099)    $  (1,972)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
            Depreciation and amortization                                                  711            16
            Loss from investments including available-for-sale securities                1,311            --
            Non-cash marketing expenses                                                 10,799            --
Changes in assets and liabilities:
            Trade accounts receivable                                                     (104)         (432)
            Other receivables                                                           (6,315)          (74)
            Prepaid expenses and other current assets                                  (17,501)           12
            Other assets                                                                 1,028            (1)
            Trade accounts payable                                                       8,372           493
            Payable to affiliates                                                        4,251         2,090
            Accrued expenses and other current liabilities                               2,013           196
            Deferred revenue and other liabilities                                         214            87
            Accrued personnel costs                                                      1,132            97
            Other taxes payable                                                            369           101
                                                                                     ---------     ---------
                 Total adjustments                                                       6,280         2,585
                                                                                     ---------     ---------

Net cash (used in) provided by operating activities                                    (91,819)          613

Cash flows from investing activities:
Purchase of property and equipment                                                      (2,134)         (856)
Purchase of short-term investments                                                     (69,833)           --
Product development costs                                                                   (8)         (503)
                                                                                     ---------     ---------
Net cash used in investing activities                                                  (71,975)       (1,359)
                                                                                     ---------     ---------

Cash flows from financing activities:

Proceeds from affiliates capital contributions                                          35,000        13,000
Proceeds from IPO net of offering costs                                                206,559            --
                                                                                     ---------     ---------
Net cash provided by financing activities                                              241,559        13,000
                                                                                     ---------     ---------

Effect of exchange rate changes on cash and cash equivalents                               924          (108)
                                                                                     ---------     ---------

Net increase in cash and cash equivalents                                               78,689        12,146
Cash and cash equivalents at beginning of period                                        33,321        17,716
                                                                                     ---------     ---------
Cash and cash equivalents at end of period                                           $ 112,010     $  29,862
                                                                                     =========     =========


                             See accompanying notes

                       AMERICA ONLINE LATIN AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                           Preferred Stock                 Common Stock           Additional
                                     --------------------------     -------------------------      paid-in
                                        Shares        Amount           Shares       Amount         capital
                                     ------------  ------------     ------------ ------------    ------------
Balances at June 30, 2000             203,716,668  $      2,038               -- $         --    $    124,940

Stock issed in IPO and
    overallotment, net of
    offering costs of
    $13.4 million                              --            --       27,062,500          271         202,812
Stock issued for services                      --            --       31,731,250          317         253,782
Preferred stock conversion             (4,054,374)          (41)       4,054,374           41              --
Capital contribution                           --            --               --           --          35,000
Investments in available for sale
   securities                                  --            --               --           --              --
Foreign currency translation
   adjustment                                  --            --               --           --              --

Net loss                                       --            --               --           --              --
                                     ------------  ------------     ------------ ------------    ------------
Balances at September 30, 2000
   (unaudited)                        199,662,294  $      1,997     $ 62,848,124 $        629    $    616,534
                                     ============  ============     ============ ============    ============

(RESTUBBED TABLE)

                                                    Accumulated
                                                        other                                             Comprehensive Loss
                                      Unearned      comprehensive      Accumulated                      for the quarter ended
                                      services*         loss             deficit          Total           September 30, 2000
                                    ------------    -------------     ------------     ------------     ---------------------
Balances at June 30, 2000           $         --     $     (3,874)    $    (99,785)    $     23,319

Stock issed in IPO and
    overallotment, net of
    offering costs of
    $13.4 million                             --               --               --          203,083
Stock issued for services               (241,231)              --               --           12,868
Preferred stock conversion                    --               --               --
Capital contribution                          --               --               --           35,000
Investments in available for sale
   securities                                 --              899               --              899                  899
Foreign currency translation
   adjustment                                 --              946               --              946                  946

Net loss                                      --               --          (98,099          (98,099)             (98,099)
                                    ------------     ------------     ------------     ------------         ------------
Balances at September 30, 2000
   (unaudited)                      $   (241,231)    $     (2,029)    $   (197,884)    $    178,016         $    (96,254)
                                    ============     ============     ============     ============         ============

* Unearned services includes $253.6 million associated with stock issued to Banco Itau less related amortization through Sept. 30, 2000 of $12.6 million including $2.1 million expensed and accrued as of June 30, 2000.

                             SEE ACCOMPANYING NOTES

                       AMERICA ONLINE LATIN AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements, which include the accounts of America Online Latin America, Inc. ("AOL-LA" or the "Company") and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2001. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

         On August 11, 2000, the Company completed the initial public offering ("IPO") of 25,000,000 shares of its class A common stock raising approximately $187.5 million in net proceeds. In September 2000, the Company's underwriters exercised a portion of the over-allotment option for an additional 2,062,500 shares, raising approximately $15.6 million in net proceeds. Also, prior to consummation of the Company's IPO, it completed a corporate reorganization more fully described in Note 1 of the Company's fiscal 2000 10-K.

         The Company began operations in December 1998 at which time it acquired America Online, Inc.'s (AOL's) Latin American CompuServe Classic subscribers. The first AOL-LA online service and portal was launched in Brazil in November 1999, a second country service and portal was launched in Mexico in July 2000, and a third country service and portal was launched in Argentina in August 2000. Prior to the Company's August 2000 IPO, the Company was privately held.

Note 2.  Recent Accounting Pronouncements

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 was effective on July 1, 2000 and the Company adopted it at that time. The Company's adoption of FIN 44 was not material to the earnings and financial position of the Company.

         The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement deferred for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule applies to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that the Company recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Certain of the Company's holdings of equity instruments have been deemed derivatives pursuant to the criteria established in SFAS 133. The adoption of SFAS 133 by the Company during the quarter ended September 30, 2000 resulted in the Company recognizing a loss of $1.3 million during the quarter which is included in other income, net.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements" and 101B, "Second Amendment: Revenue Recognition in Financial Statements" in March and June 2000, respectively. As a result, the SAB 101 will not be effective for the Company until the quarter ended June 30, 2001. The Company believes the adoption of SAB 101 will not be material to the earnings and financial position of the Company.

Note 3.  Loss Per Share

         The Company had no common stock issued and outstanding in 1999. Therefore, loss per share information is not presented for the three months ended September 30, 1999. For the three months ended September 30, 2000, the basic loss per share calculation does not include any accretion to liquidation value of the Company's Series B and C preferred stock since the Company currently does not have the intent to redeem the Series B and C preferred stock for cash. The following table sets forth the computation of basic loss per share for the three months ended September 30, 2000:


                                                  Three Months Ended
                                                  September 30, 2000
                                                  ------------------
                                   (Dollars in thousands, except per share data)

Basic and diluted loss per share:

Net loss applicable to
   common stockholders                                 $   (100,136)
Weighted average shares outstanding                      34,144,748
Basic and diluted loss per share                       $      (2.93)
                                                       ============

         There is no difference between basic and diluted loss per share since the effect of any contingently issuable common stock on loss per share is anti-dilutive. The anti-dilutive securities for the three months ended September 30, 2000 consisted of the stock options (9,284,235 shares), the AOL warrant (16,541,250 shares) and the Series B and C preferred stock (199,662,294 shares).

Note 4.  Comprehensive Loss

         For the three months ended September 30, 2000 and 1999, comprehensive loss was $96.3 million and $2.1 million, respectively. The difference between net loss and comprehensive loss for each period presented is due to net unrealized gains or losses on available-for-sale securities and unrealized foreign currency translation gains and losses.

Note 5.  Segment Information

         The Company operates in a single business segment, interactive services. Interactive services consists of the delivery of the Company's interactive products, including the AOL-LA country services and portals and CompuServe services. Delivery of interactive services by the Company is in its start-up phase with launches in Brazil (November 1999), Mexico (July 2000), and Argentina (August 2000). The Company's corporate headquarters are located in Fort Lauderdale, Florida, USA. As the Company expands its operations throughout the Latin America region, management expects to move toward a geographic approach to segment reporting.

Note 6.  Legal Proceedings

         On December 28, 1999, ADEC, a non-governmental, private consumer protection association, filed a complaint against the Company in the Brazilian State of Rio de Janeiro seeking monetary damages and a preliminary restraining order. ADEC is seeking R$10.0 million, or approximately U.S. $5.4 million, in damages on behalf of consumers who have allegedly complained about the installation of the Company's America Online Brazil software on their PCs. The preliminary restraining order would have required the Company to stop distributing its CD software in Brazil, the collection of products already distributed, and publication of an injunction in newspapers of significant circulation. While ADEC obtained the order, the Company was successful in having it revoked and ADEC later lost an appeal of the revocation. At ADEC's request, the court allowed the publication of a general public summons inviting consumers to join ADEC as plaintiffs, which gave a thirty-day period to join the action. The thirty-day period has run and the Company is unaware of any consumer filing a notice to join the action. Although the Company believes that ADEC's claims are without merit and will continue to contest them vigorously, the Company may not be successful in defeating its claims. If the Company is unsuccessful, ADEC's claims could have a material adverse effect on the Company's business.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         America Online Latin America, Inc. ("AOL-LA", we, us or the "Company") seeks to become Latin America's leader in the development of the global interactive medium that is changing the way people communicate, stay informed, are entertained, learn, shop and conduct business. Our family of AOL-branded interactive services will include the AOL-LA country services, our comprehensive online services which will be available to subscribing members, and the AOL-LA country Internet portals and our Latin American regional Internet portal.

         Our interactive services are being developed on a country-by-country and regional basis and are being tailored to local interests. We expect to derive our revenues principally from member subscriptions to our AOL-LA country services and will seek to build our online service member base and portal user base to generate additional revenues from advertising and commerce.

         Our three core target markets in Latin America are Brazil, Mexico and Argentina. In November 1999, we concurrently launched our first AOL-LA country service, America Online Brazil, and our first AOL-LA country Internet portal, our Brazilian portal at www.americaonline.com.br. As of September 30, 2000, our network provided for access to our America Online Brazil service in 40 cities in Brazil. In July 2000, we launched our country service in Mexico, America Online Mexico, and our Mexican portal at www.americaonline.com.mx. We currently offer our America Online Mexico service in Mexico City, Guadalajara, Monterrey, Toluca, Queretaro, Cuernavaca and Puebla. In August 2000, we launched our country service in Argentina, America Online Argentina, and our Argentina portal at www.americaonline.com.ar. We currently offer our America Online Argentina service in Buenos Aires, Cordoba, Rosario and Mendoza. We plan to continue to expand our network in Brazil, Mexico and Argentina as well as introduce our Latin American regional portal. We also intend to introduce our interactive services in additional countries in Latin America, including Puerto Rico.

         We were incorporated in Delaware on November 22, 1999. Our principal executive offices are located at 6600 N. Andrews Ave., Suite 500, Ft. Lauderdale, FL 33309, and our telephone number is (954) 689-3100. Before August 7, 2000 our business was conducted by affiliates of AOL Latin America, S.L., a limited liability company organized in Spain in December 1998. AOL Latin America, S.L. was formed by AOL and the Cisneros Group as a joint venture. The Cisneros Group refers to the Cisneros Group of Companies, a group of companies and joint ventures that are associated with two of our directors, Ricardo and Gustavo Cisneros, and their families. On August 7, 2000, we completed a corporate reorganization. Our class A common stock has been traded on the Nasdaq National Market since August 8, 2000 and trades under the symbol "AOLA". Prior to that time, there was no public market for our class A common stock.

Consolidated Results of Operations

         REVENUES.

         The following table and discussion highlights the revenues of the Company for the three months ended September 30, 2000 and 1999.

                                           Three Months Ended
                                              September 30,
                                        ------------------------
                                          2000            1999
                                        --------        --------
                                             (In thousands)
Revenues:
   Subscriptions                        $  2,621        $  1,129
   Advertising and commerce                1,931              78
                                        --------        --------
          Total revenues                $  4,552        $  1,207
                                        ========        ========

         SUBSCRIPTION REVENUES.

         We plan to build our subscriber base by aggressively marketing our AOL-LA country services in Brazil, Mexico and Argentina. We also plan to expand services into Puerto Rico and additional countries in Latin America. Accordingly, because of our expected growth, we expect in the near term that a substantial percentage of our subscribers will be in their trial period, which is typical of Internet subscription businesses in the early stages of their growth. Therefore, it may not be unusual at any particular date in the near term for a majority of our subscribers to be trial members. The percentage of trial members is likely to be highest following our launch in a new market and in connection with particular promotional campaigns, which may include offering extended trial periods.

         For the three months ended September 30, 2000, revenues from subscription services increased to $2.6 million as compared to $1.1 million for the three months ended September 30, 1999. The increase in subscription services comes from an increase in payments from our AOL-LA services of approximately $2.0 million offset by a decrease in payments from our CompuServe Classic service of approximately $485,000. As of September 30, 2000, we had approximately 314,000 subscribers for our interactive services, a majority of which are in their free trial period.

         For the three months ended September 30, 1999, our subscription revenues were generated from members paying fees to subscribe to our CompuServe Classic service. We expect that future subscription revenues will be generated primarily from members paying fees to subscribe to the AOL-LA country services and, to a lesser extent, from the CompuServe Classic service as the Company is not actively promoting this service.

         We currently offer Brazilian subscribers two alternative methods by which they can pay their subscription fees: credit cards and boletos bancarios ("boleto"). The boleto is a customary form of payment under which Brazilian banks that we designate act as conduits for collecting the payments. We send each member a bill and the member pays the bill at a local bank. These local banks then send the payments to our designated banks. This is a common method for payment in Brazil, but is more costly for us than payment through credit cards and results in a longer collection cycle. As the boleto is a common form of payment in Brazil, approximately 82% of our subscribers in Brazil had selected this method of payment as of September 30, 2000. Although we have not experienced any significant difficulties collecting subscription fees from members using credit cards, a significant number of our subscribers using boletos who have received an invoice have not made timely payment. The Company is undertaking efforts to improve its collection of amounts due from boleto payers.

         For subscribers in Brazil that have elected to pay their subscription fees with credit cards, we begin to recognize subscription revenues when the fees become due. For subscribers in Brazil who pay through means other than credit cards, we begin to recognize subscription revenues when we receive payment.

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

         For the three months ended September 30, 2000, revenues from advertising and commerce increased $1.9 million relative to the three months ended September 30, 1999. The increase in advertising and commerce revenues was due to increased advertising revenues in all of the countries in which we provide services, particularly in Brazil.

We expect our advertising revenues to increase as the number of subscribers to our services increases.

         For the three months ended September 30, 1999, our revenues from advertising and commerce were $78,000.

         As of September 30, 2000, we had deferred revenues of approximately $4.0 million, primarily from advertising arrangements. The deferred revenues consist of payments received in advance of our delivery of the related service and will be recognized as income as the services are delivered.

         The Company will recognize future barter revenue based on the fair value of the advertising that the Company agrees to provide, where the Company can demonstrate fair value by reference to recent similar cash-based transactions in accordance with Emerging Issues Task Force (EITF) Issue 99-17, ACCOUNTING FOR ADVERTISING BARTER TRANSACTIONS. As of September 30, 2000, the Company has not yet recognized any barter revenue.

         COSTS AND EXPENSES. The following table and discussion highlights the costs and expenses of the Company for the three months ended September 30, 2000 and 1999.

                                           Three Months Ended
                                              September 30,
                                        ------------------------
                                          2000            1999
                                        --------        --------
                                             (In thousands)
Cost and expenses:
   Cost of revenues                     $  16,473       $    632
   Sales and marketing                     76,296             44
   Product development                      2,098            252
   General and administrative               7,990          2,488
                                        ---------       --------
          Total costs and expenses      $ 102,857       $  3,416
                                        =========       ========

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

         For the quarter ended September 30, 2000, cost of revenues was approximately $16.5 million and consisted primarily of costs to launch our AOL-LA country service in Mexico and Argentina, expansion of our services in Brazil, as well as the continued servicing of our CompuServe Classic subscribers. These costs also included payments made or due to AOL and other third parties for the costs of using their computer systems, equipment and operations, staffing costs and the cost of establishing our call centers. These costs also include payments made to a third party for the management and administration of the CompuServe Classic service under our contract. During this period, the cost of services provided by AOL that were classified as cost of revenues was approximately $3.7 million. We expect that our cost of revenues will continue to grow and will exceed, or represent a significant portion of, our total revenues as we expand our capacity to accommodate new users of our interactive services.

         For the three months ended September 30, 1999, cost of revenues was approximately $632,000. These costs, which were primarily payable to AOL, reflected the costs we incurred to provide service to our CompuServe Classic subscribers and in preparation of our November 1999 launch in Brazil.

         SALES AND MARKETING. Sales and marketing expenses include our costs to acquire and retain our members, the operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs as well as the costs of brand advertising on television and in newspapers, magazines and other media.

         For the three months ended September 30, 2000, sales and marketing expenses were approximately $76.3 million and primarily reflect aggressive brand advertising and direct and other marketing expenditures in Brazil and costs related to the launch of our AOL-LA country services in Argentina and Mexico. During this period, we engaged in a significant amount of advertising to promote our brand as well as direct marketing to acquire subscribers to our interactive service.

         On June 12, 2000, the Company entered into a strategic interactive services and marketing agreement with Banco Itau of Brazil. Pursuant to this agreement, 31.7 million shares of class A common stock, valued at $253.6 million based on the initial public offering price of $8.00 per share, were issued to Banco Itau on August 11, 2000. As there are potential, specific payments (from Banco Itau to the Company) related to performance in the first five years of the agreement with Banco Itau, $164.8 million of the cost will be expensed on a straight-line basis over that period. The remaining balance of the cost, $88.8 million, will be expensed on a straight-line basis over the ten-year term of the agreement. For the three months ended September 30, 2000, approximately $10.5 million of expense was recorded for the Banco Itau shares and is included in sales and marketing expenses. The unamortized balance for this agreement is recorded as a reduction to stockholders' equity and entitled "unearned services" in the Company's consolidated balance sheet at September 30, 2000.

         As we launch our services in new markets, we expect that our sales and marketing expenses will initially be relatively high and decrease over time as our brand and name recognition increase. While we have launched services in three of our main target markets, Brazil, Mexico and Argentina, we expect our sales and marketing expenditures to remain high as we continue to expand our interactive services, and attempt to attract new members and users.

         Sales and marketing expenses for the three months ended September 30, 1999 totaled $44,000 and were primarily related our pre-launch activities in Brazil.

         PRODUCT DEVELOPMENT. We capitalize product development costs, which mainly consist of charges from AOL for personnel and related costs associated with the localization of our interactive services and any developments we request AOL to provide, once the product or enhancement reaches technological feasibility. We capitalize costs incurred only after technological feasibility has been established up until completion of beta testing. Once beta testing is complete and the product or service is commercially available, costs are again expensed as incurred. Amortization, a cost of revenue, is provided on a product-by-product basis, using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed three years, beginning the month after the date of product release. Quarterly, we review and expense the unamortized cost of any feature identified as being impaired. We also review the recoverability of the total unamortized cost of all features and software products in relation to their estimated online service and other relevant revenues and, when necessary, make an appropriate adjustment to net realizable value.

         Product development costs expensed for the three months ended September 30, 2000 were approximately $2.1 million and $252,000 for the three months ended September 30, 1999. These product development costs represent research and development costs payable to AOL primarily for localization of our software and other requested development work. In the three months ended September 30, 2000, a significant portion of these costs was due to an increase in technical support from AOL for the launch of our AOL-LA interactive services in Mexico and Argentina.

         GENERAL AND ADMINISTRATIVE. For the three months ended September 30, 2000, our general and administrative costs were approximately $8.0 million. Our general and administrative expenses increased during this period as we hired additional management and administrative personnel to support the launches in Mexico and Argentina, as well as deepened our staff in Brazil. Both AOL and the Cisneros Group provided us with management and administrative services to support the launch in Argentina and Mexico. During this period, we incurred support fees of approximately $379,000 for support services provided by AOL and $48,000 for services provided by the Cisneros Group. We anticipate that our general and administrative expenses will continue to increase in fiscal 2001 due to the growth of management and administrative personnel required to support our recently launched AOL-LA interactive services in Mexico and Argentina, the additional support staff required in our Fort Lauderdale headquarters and future launches.

         For the three months ended September 30, 1999, general and administrative costs were approximately $2.5 million. Expenses during this period were primarily attributable to personnel costs, general office expenses and support fees of approximately $841,000 payable to AOL and $50,000 payable to the Cisneros Group.

         OTHER INCOME, NET. Other income, net consists primarily of interest income, losses on investments including available for sale securities, and foreign currency transaction gains and losses. For the three months ended September 30, 2000, other income, net was $206,000 which consisted primarily of interest income of $1.9 million offset by losses on securities of $1.3 million. The interest income was primarily attributable to proceeds from the Company's IPO and prior capital contributions from AOL and the Cisneros Group while the loss on securities was related to losses realized on a derivative security acquired by the Company in fiscal year 2000. The loss on securities was recognized as a result of the Company's adoption of SFAS 133 during the quarter ended September 30, 2000.

         INCOME TAXES. There was no provision for income taxes made during the three months ended September 30, 2000. There was a provision of approximately $103,000 for the three months ended September 30, 1999.

         For U.S. tax purposes, the Company has made elections to treat foreign operating entities as branches and therefore, loss carryforwards prior to the reorganization are not available to the Company. Most of the consolidated operating losses arising in periods after the reorganization are available for carry forward by the Company.

         The Company anticipates that most of the net operating losses for tax purposes will be available to offset the Company's future U.S. and foreign taxable income. If the Company does not use these carryforwards in a timely manner, they will expire. To the extent that the Company realizes net operating loss carryforwards that relate to stock option deductions, the resulting benefits will be credited to stockholders' equity. As of September 30, 2000, and September 30, 1999, the Company had not recognized any net deferred tax assets or liabilities.

Liquidity and Capital Resources

         From inception through August 11, 2000, the Company's operations were financed primarily through capital contributed by the Cisneros Group ($132.6 million) and AOL ($32.5 million). As of September 30, 2000, each is obligated to contribute an additional $17.5 million by December 31, 2000. Through the end of fiscal year 2000, the Company used $78.4 million in cash to fund losses from operations. For the quarter ended September 30, 2000, the Company used $91.8 million in cash to fund losses from operations. The Company completed its initial public offering on August 11, 2000 which generated an additional $187.5 million in cash, net of underwriting commissions and other offering costs. In September 2000, the Company received proceeds from the exercise of the over-allotment option by the underwriters, of 2,062,500 shares of class A common stock which yielded us, net of underwriting discount, proceeds of approximately $15.6 million.

         Based upon our current business plan, we anticipate that the cash on hand, provided by the August 2000 IPO and the related over-allotment in September 2000 and the cash to be contributed by AOL and the Cisneros Group will be sufficient to fund operations through March 2001. A portion of this cash may be used for the acquisition and subsequent funding of technologies, products or businesses complementary to our business. When or if necessary, we may seek to sell additional equity or debt securities or to enter into a credit facility although there is no assurance that such funding will be obtained on favorable terms. In addition, the projected spending under the current business plan is comprised primarily of discretionary items that could be adjusted, when or if necessary.

         Current assets were approximately $211.5 million at September 30, 2000 and $42.5 million at June 30, 2000, while current liabilities were approximately $43.5 million and $29.2 million at those same dates. Therefore, at September 30, 2000, the Company had working capital of approximately $168.0 million, compared to working capital of approximately $13.3 million at June 30, 2000.

         The increase in current assets was primarily attributable to an increase in cash and cash equivalents and short-term investments as a result of proceeds from the Company's IPO and the prepayment of advertising expenses in advance to enable the Company to take advantage of prepayment discounts in the country of Mexico. The increase in current liabilities was primarily attributable to increases in amounts payable to external vendors and to AOL, primarily for increases in accrued telecommunications and marketing costs, as well as an increase in support services.

         At September 30 2000, our material operating commitments were approximately $60.7 million, which represents our minimum obligations under third party telecommunications network contracts through the end of fiscal 2003, obligations under leases for office space, autos and office equipment and the Company's exclusive sponsorship of the Rock in Rio Music Festival.

Forward Looking Statements

         This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: plans for future expansion of our country services and internet portals, future marketing efforts, future subscription revenues, future expenses, the future availability of net operating losses for tax purposes and the period of time that our existing cash resources will be sufficient to fund our operations.

         The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to the section entitled "Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

         The Company is exposed to market risk as it relates to changes in the market value of its investments. As of September 30, 2000, we had an investment in a publicly traded company that was acquired, in fiscal year 2000, in exchange for future services. The investment is comprised of common stock and warrants and had an original fair market value of $4.5 million. The net unrealized loss as of September 30, 2000, on the common share portion of this investment, is $1.9 million and is included as a separate component of stockholders' equity. Pursuant to the criteria established by SFAS 133, the warrants acquired in this transaction are classified as derivatives. The decline in value of the warrants totaled $1.3 million and was recorded as other income during the present quarter, as a result of the Company's adoption of SFAS 133 on July 1, 2000. The Company's objective in managing its exposure to stock market fluctuations is to minimize the impact of stock market declines on the Company's earnings and cash flows. Continued market declines are beyond the control of the Company and have the potential to have a material non-cash impact on the operating results of the Company in future periods.

PART II.  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

Changes in Securities

         During the quarter ended September 30, 2000, the Company sold the following securities that were not registered under the Securities Act as summarized below.

(a) Issuances of Capital Stock

         On August 7, 2000, the Company entered into a contribution agreement with AOL, Riverview Media Corp., a wholly owned subsidiary of the Cisneros Group, and AOL Latin America, S.L. under which the Company issued 101,858,334 shares of our series B preferred stock to AOL and 101,858,334 shares of its series C preferred stock to Riverview Media Corp. and two current executives and one former executive of the Cisneros Group in exchange for their contribution to the Company of all their interests in AOL Latin America S.L. AOL contributed a royalty free license in exchange for shares of the Company's series B preferred stock. The Company recorded the value of the license at AOL's historical cost basis, which was zero. The Cisneros Group has contributed an aggregate amount of $100.1 million for the Company's series C preferred stock.

         On August 11, 2000, the Company issued to Banco Itau 31,700,000 shares of class A common stock at $8.00 per share, the initial public offering price, pursuant to a stock subscription agreement with Banco Itau.

         On August 11, 2000, the Company issued 31,250 shares of our class A common stock to Bakti Technologies Inc., a Panamanian corporation and an affiliate of Abrenuncio, S.A., a Colombian corporation in exchange for Abrenuncio, S.A.'s agreement to enter into an interactive services agreement.

(b) Issuance of Warrant

         On August 7, 2000, we issued a warrant to AOL to purchase any combination of 16,541,250 shares of series B preferred stock or class A or class B common stock at a per share exercise price equal to the initial public offering price.

(c) Grant of Stock Options

         Pursuant to our 2000 Stock Plan, as of September 30, 2000, the Company issued options to purchase an aggregate of 9,284,235 shares of Class A common stock at prices ranging from $.01 to up to $9.44.

         Except with respect to the sale to Banco Itau and Bakti Technologies Inc., the sale and issuance of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipient of securities in each such transaction represented their intention to acquire the securities for investment only and not with the view to or for the sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about us. We issued the shares of class A common stock to Banco Itau and Bakti Technologies Inc. under Regulation S.

Use of Proceeds

         In connection with our Initial Public Offering, we sold 27,062,500 shares of class A common stock, par value $.01 per share (including 2,062,500 shares sold in connection with the underwriters' exercise of an over-allotment option), at an initial public offering price of $8.00 per share. As a result, we received net offering proceeds of approximately $203.1 million, reflecting gross proceeds of $216.5 million less underwriter commissions and other offering costs of approximately $13.4 million. On August 7, 2000, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-95051) effective. The following table sets forth our cumulative use of the net offering proceeds as of September 30, 2000.

        Construction of plant, building and facilities                               $2.1 million
        Purchase and installation of machinery and equipment                               -
        Purchases of real estate                                                           -
        Acquisition of other business(es)                                                  -
        Repayment of indebtedness                                                          -
        Working capital                                                                    -
        Temporary investments                                                       $173.6 million
        Funding of losses                                                            $27.4 million

         The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in our Registration Statement on Form S-1.

Item 4.   Submission of Matters to a Vote of Security Holders

         On August 7, 2000, the sole stockholder of the Series B Redeemable Convertible Preferred Stock, America Online, Inc., by written consent elected Miles R. Gilburne, J. Michael Kelly, Michael Lynton, Robert W. Pittman and Gerold Sokol, Jr. as Class B Directors of the Company for a term expiring at the next annual meeting of the stockholders and until the election and qualification of their successors.

         On August 7, 2000, the sole stockholder of the Series C Redeemable Convertible Preferred Stock, Riverview Media Corp., by written consent elected Steven I. Bandel, Gustavo A. Cisneros, Ricardo J. Cisneros, Robert S. O'Hara, Jr., and Cristina Pieretti as Class C Directors of the Company for a term expiring at the next annual meeting of the stockholders and until the election and qualification of their successors.

         Also on August 7, 2000, the holders of all outstanding shares of the Company by written consent elected Vernon E. Jordan, Jr., William H. Leurs, M. Brian Mulroney, and Roberto Egydio Setubal as Class A Directors of the Company for a term expiring at the next annual meeting of the stockholders or until their respective successors are elected and qualified. On the same date, these stockholders by written consent also approved and adopted the America Online Latin America, Inc. 2000 Stock Plan.

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 27.1      Financial Data Schedule

         (b)      Reports on Form 8-K

                  None


                       AMERICA ONLINE LATIN AMERICA, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICA ONLINE LATIN AMERICA, INC.


DATE: November 10, 2000                 SIGNATURE: /s/ Charles M. Herington
                                                  -----------------------------
                                                  Charles M. Herington
                                                  Chief Executive Officer

DATE: November 10, 2000                 SIGNATURE: /s/ Javier Aguirre
                                                  -----------------------------
                                                  Javier Aguirre
                                                  Chief Financial Officer
                                                  Principal Financial Officer

DATE: November 10, 2000                 SIGNATURE: /s/ Paul Freudenthaler
                                                  -----------------------------
                                                  Paul Freudenthaler
                                                  Controller
                                                  Principal Accounting Officer