Form 10-KT
period 2000-12-31
AMERICA ONLINE LATIN AMERICA INC
filed 2001-04-02
CIK 1100395

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

      [ ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

      [X]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM JULY 1, 2000 TO DECEMBER 31,
                                             2000.

                        Commission File Number 000-31181
                             ---------------------
                       AMERICA ONLINE LATIN AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                            65-0963212
      (State or other jurisdiction of incorporation or          (I.R.S. Employer Identification No.)
                       organization)

                             6600 N. ANDREWS AVENUE
                                   SUITE 500
                           FORT LAUDERDALE, FL 33309
                    (Address of principal executive offices)
                             ---------------------
              (Registrant's telephone number, including area code:
                                  954-689-3000

          Securities registered pursuant to section 12(g) of the Act:
                                (Title of Class)
                CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 22, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant's class A common stock, as reported on the Nasdaq National Market, was $85,928,781. Shares of class A common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     The number of shares of the registrant's class A common stock outstanding as of March 22, 2001 was 62,848,124. No shares of the registrant's class B common stock or class C common stock were outstanding as of March 22, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the end of the transition period ended December 31, 2000. Portions of such proxy statement are incorporated by reference into Part III of this report.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
  Item 1.  Business....................................................    1
  Item 2.  Properties..................................................   12
  Item 3.  Legal Proceedings...........................................   12
  Item 4.  Submission of Matters to a Vote of Security Holders.........   13
PART II
  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   14
  Item 6.  Selected Financial Data.....................................   15
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   15
  Item 7A  Quantitative and Qualitative Disclosures about Market
           Risk........................................................   30
  Item 8.  Consolidated Financial Statements and Supplementary Data....   30
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   30
PART III
  Item     Directors and Executive Officers of the Registrant..........   31
     10.
  Item     Executive Compensation......................................   31
     11.
  Item     Security Ownership of Certain Beneficial Owners and
     12.   Management..................................................   31
  Item     Certain Relationships and Related Transactions..............   31
     13.
PART IV
  Item     Exhibits and Financial Statement Schedules..................   31
     14.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     America Online Latin America, Inc. ("AOLA" or the "Company") seeks to become Latin America's leader in the development of the global interactive medium that is changing the way people communicate, stay informed, are entertained, learn, shop and conduct business. Our family of AOL-branded interactive services includes the AOLA country services, our comprehensive online services which are available to subscribing members, and the AOLA country Internet portals and our Latin American regional Internet portal.

     Our interactive services are developed on a country-by-country and regional basis and are tailored to local interests. We expect to derive our revenues principally from member subscriptions to our AOLA country services and seek to build our online service member base and portal user base to generate additional revenues from advertising and commerce.

     The AOLA country services provide our members with easy and reliable access to local, regional and global online communities, localized versions of AOL's interactive products, content and commerce opportunities. Our AOLA country services seamlessly integrate the Internet, enabling members to access and explore the Internet. We believe the AOLA country services encourage members to participate in interactive communities through tools such as Spanish and Portuguese versions of AOL Instant Messenger, Buddy Lists, e-mail, public bulletin boards, online meeting rooms, conversations, chat and auditorium events. Members can also personalize their online experience through a variety of features, including customized news and stock portfolio updates and parental and e-mail controls. Our AOLA country services also provide members with local and regional content organized into channels, making areas of interest easy to find, as well as providing access to the extensive proprietary global content of the AOL service.

     Our AOLA country Internet portals and our Latin American regional Internet portal offer Internet users local, regional and global communities, content and commerce opportunities. We provide Internet users with a forum for exchanging information, opinions and ideas by offering some of the same community building tools that are available on the AOLA country services, including AOL Instant Messenger and Buddy Lists. Our portals feature the AOL Netfind tool, which provides users with what we believe is an easy and efficient way to search and navigate the wealth of content and commerce opportunities on the Internet. We draw on local cultures and interests to aggregate and organize content tailored to our local communities.

     We have the exclusive right to offer AOL-branded PC-based online services in Latin America. Under our license agreement with America Online, Inc. ("AOL"), a subsidiary of AOL Time Warner Inc., we also have the exclusive right to offer AOL-branded TV-based online services in Latin America. We also have the exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by AOL for commercial launch on or before of August 7, 2004. In addition, we have the same rights to offer CompuServe-branded services, but do not have the right to offer Netscape, Digital City, MovieFone or any other non-AOL brand interactive service.

     Our three core target markets in Latin America are Brazil, Mexico and Argentina. In November 1999, we concurrently launched our first AOLA country service, America Online Brazil, and our first AOLA country Internet portal, our Brazilian portal at www.americaonline.com.br. As of February 2001, we offer our America Online Brazil service in 123 cities in Brazil. In July 2000, we launched our country service in Mexico, America Online Mexico, and our Mexican portal at www.americaonline.com.mx. As of February 2001, we offered our America Online Mexico service in nine cities in Mexico. In August 2000, we launched our country service in Argentina, America Online Argentina, and our Argentina portal at www.americaonline.com.ar. As of February 2001, we offered our America Online Argentina service in seven cities in Argentina. In November 2000, we introduced our Latin American regional portal, located at www.aola.com. As part of the ongoing development of our plans in our service territory, we expanded into Puerto Rico pursuant to an agreement with AOL under which AOL transferred to us the net economic benefit associated with subscribers to the AOL-branded service in Puerto Rico, and these subscribers count toward our member totals. Subscribers in Puerto

Rico are provided with both English- and Spanish- language content through the AOL-branded service. We plan to continue to expand our network in Brazil, Mexico and Argentina. We also plan to enhance the network capacity available to us for delivery of the AOL-branded service in Puerto Rico. We may introduce our interactive services in additional countries in Latin America.

     We consider countries in which we have launched our AOLA country services as operational segments and internally report our operations on a country-by-country basis. Each of our operating segments derives its revenues from interactive services through subscription revenues and advertising, e-commerce and other revenues.

     In Brazil, we have entered into a strategic marketing alliance with Banco Itau, one of the largest banks in Latin America with approximately seven million customers and 1.4 million users of its interactive financial services. We have created a co-branded customized version of our America Online Brazil service that Banco Itau markets to its customers. We issued an aggregate of 31,700,000 shares of our class A common stock to Banco Itau and one of its affiliates on August 11, 2000 in exchange for Banco Itau's commitment to achieve various subscriber and revenue levels during the first five years of the ten-year alliance. If Banco Itau fails to meet these subscriber and revenue levels, it has agreed to make substantial cash payments to us. We believe that our relationship with Banco Itau will significantly expand our presence in Brazil.

     Our founders and principal stockholders are America Online Inc., a subsidiary of AOL Time Warner, Inc., and the Cisneros Group of Companies. The Cisneros Group is a name used to describe a group of investments, joint ventures, strategic alliances and companies that are associated with two of our directors, Ricardo and Gustavo Cisneros, and trusts established by them for the benefit of themselves and their families.

     Our principal executive offices are located at 6600 N. Andrews Ave., Suite 500, Ft. Lauderdale, FL 33309, and our telephone number is (954) 689-3000. We were incorporated in Delaware on November 22, 1999. Before August 7, 2000 our business was conducted by affiliates of AOL Latin America, S.L. AOL Latin America, S.L. is a limited liability company, incorporated under the laws of Spain in December 1998. AOL Latin America, S.L. was formed by AOL and the Cisneros Group as a joint venture. On August 7, 2000, we reorganized our corporate structure. For a further discussion of this reorganization, see Note 1 to our consolidated financial statements.

OUR SERVICES

  The AOLA Country Services

     Our AOLA country services offer the following features:

     Access to the Internet. We provide our members with access to and use of the Internet without having to leave our online services. A simple tool bar on the AOLA country services allows members to move between the features and content on our online service and the Internet. Access to the Internet also includes newsgroups and file transfer capabilities.

     Online Community Features. We believe that our AOLA country services promote interactive online communities through features such as e-mail, public bulletin boards, Buddy Lists, AOL Instant Messenger, online community centers, AOL Live, which features interviews with celebrities, and Amor@AOL, which provides personal advertisements in Spanish or Portuguese.

     Channel Line-Up. We have developed customized channels for each AOLA country service, including channels for news, finance, entertainment, Internet and computing, sports, local, lifestyles and shopping.

     Personalization and Control Features. Members are able to personalize their experience on our AOLA country services through a number of features and tools, including:

     - Multiple screen names, or e-mail accounts, per membership, allowing five to seven members of a household (depending on the service) to use the service at no additional charge.

     - Parental controls to help parents guide their children's online experience, including tools that limit access to particular areas or features on the AOLA country services.

     - Mail controls that allow members to limit who may send them e-mail and to block specific types of e-mail.

     - A reminder service that sends an e-mail in advance of important events.

     - Stock portfolios that automatically update market prices.

     - Favorite places, which allow members to mark particular Internet sites or areas on our online services to facilitate subsequent visits to those sites or areas.

     - Portfolio direct and news profiles, which send stories of particular interest to members.

     - Marketing preferences that enable members to elect not to receive selected marketing offers.

     - A Web security browser that will encrypt confidential information, providing more secure online shopping.

     Online and Offline "Help." We offer our members both online "help" and offline customer support services. Our AOLA country services' "help" feature assists members with their inquiries online. Offline, we have call centers providing free customer service, excluding local telephone call charges in Argentina, 24 hours a day, seven days a week.

     Service Plans and Pricing. Members are able to select from one of several service plans. Our service plans include:

     - unlimited use plans, which offer unlimited online access for a fixed monthly fee; and

     - limited use plans, which offer a combination of a fixed monthly fee for a specified number of hours of online access and the option to spend additional time online, billed at an hourly rate.

     In Brazil, other than subscribers to the Banco Itau co-branded service, we offer four service plans priced on January 31, 2001 in the Brazilian currency, the real, including:

     - unlimited access for a fixed monthly fee of R$24.95, which is equal to approximately U.S.$12.20; and

     - 10 hours of access for a monthly fee of R$14.95, which is equal to approximately U.S.$7.30, and additional time online billed at R$1.95, or approximately U.S.$0.95, per hour.

     In Argentina, we offer four service plans priced on January 31, 2001, in the Argentinean currency, the peso, excluding telephone charges, including:

     - unlimited access for a fixed monthly fee of P$24.90 plus P$5.23 in value added tax (VAT), which sum is equal to approximately U.S.$30.13, and

     - 10 hours of access for a monthly fee of P$9.90 plus VAT, which is equal to approximately U.S.$11.98 and additional time online billed at P$0.05, or approximately U.S.$0.06 including VAT, per hour.

     In Mexico, we offer three service plans. Prices for these plans in Mexican pesos, excluding telephone charges, on January 31, 2001, were as follows:

     - unlimited access for a fixed monthly fee of P$219.00 plus P$32.85 in VAT, which is equal to approximately U.S.$ 26.02, and

     - 10 hours of access for a monthly fee of P$149.00 plus VAT, which is equal to approximately U.S.$17.70 and additional time online billed at P$21.00, or approximately U.S.$2.49 including VAT, per hour, and

     - 5 hours of access for a monthly fee of P$79.00 plus VAT, which is equal to approximately U.S.$9.38 and additional time online billed at P$18.00, or approximately U.S.$2.14 including VAT, per hour.

     Free Trial. We make our AOLA country services, including Internet access, available for free to new subscribers for a limited period of time so they can experience our service. We offer new subscribers to America Online Brazil, other than subscribers to the Banco Itau co-branded service, a free 30-day trial. Our new subscribers in Mexico currently are eligible for a 90-day free trial period from the date they register for the service. We offer a 30-day free trial period in Argentina. Approved customers of Banco Itau who subscribe to the co-branded service are currently entitled to a four-month free trial period.

  AOLA Web Portals

     We have established a network of country Internet portals and a regional Latin American portal that is available to all Internet users. Our portal network has links to the worldwide network of AOL portals, including AOL's flagship portal in the U.S. at www.aol.com, and portals in the United Kingdom, Canada, Germany, France, Australia, Japan, Hong Kong and Sweden. Each portal is a destination for users seeking a broad array of community features, local content and commerce opportunities. We also provide Internet users with an easy and efficient way to search the Internet and a forum for exchanging information, opinions and ideas by offering some of the same tools and features that are available on the AOLA country services, including:

     - AOL Netfind, an Internet search engine, which enables easy searching and navigation of the web;

     - Web directory, which integrates popular Web sites and features with user-friendly information centers; and

     - AOL Instant Messenger, which enables Internet users to communicate in real-time with their friends, family and colleagues.

     Country Portals. We launched our first country Internet portal in Brazil at www.americaonline.com.br in November 1999, our second country Internet portal in Mexico at www.americaonline.com.mx in July 2000 and our third country Internet portal in Argentina at www.americaonline.com.ar in August 2000. Each country portal provides users with the opportunity to download the AOLA country online services software.

     Regional Portal. We launched our Latin American regional Internet portal in November 2000. This portal provides 20 Latin American countries with access to AOL features and content, including news, weather and "Voices of Latin America", a joint project between us and TIME Life Latin America. Drawing on the cultures and languages of the entire region, this portal is a hub focusing on the shared interests of Spanish- and Portuguese-speaking people. We believe our regional portal serves as both a destination for users seeking a regional perspective and regional community experience and a gateway to our country-specific portals. The community and content features are tailored to the region and are accessible in Spanish and Portuguese. The regional portal links to our Brazilian, Mexican and Argentine portals. As we develop and launch additional country Internet portals throughout Latin America, we will link them to our regional portal to provide comprehensive access to information and services throughout the region.

  AOL Mobile and AOL Anywhere

     In Brazil, we offer AOL Mobile service that allows Brazilian consumers with Internet-ready mobile phones to access content and features of the AOL Brazil country service. In addition, subscribers to the AOL Brazil country service can access their AOL e-mail using AOL Mobile, and in the future may enjoy other features including customization and premium content. We offer AOL Mobile services to customers of the following mobile phone providers: Algar Telecom Leste S.A. and Telesp Celular. In addition, subscribers to the AOL Brazil country service can access their e-mail via Palm handheld computers using AOL Mail for Palm(TM) handheld computers. These services are part of our AOL Anywhere strategy of making our AOLA interactive services and features available through multiple connections and multiple devices. Features that may be made available on different platforms through the AOL Anywhere strategy include e-mail, news, stock quotes, electronic commerce and instant messages.

THE ICQ SERVICE

     AOL has granted us the right in Latin America to promote its ICQ service, which features communications software and an associated portal. The ICQ service enables its worldwide community of approximately 93 million registered users, including approximately seven million in Latin America, to find and communicate with each other in real-time. It also allows users to:

     - determine when other users are online;

     - exchange files or voice messages;

     - conduct Internet searches;

     - communicate with a friend while surfing the same Internet site;

     - collaboratively work on a document or play a game;

     - send and receive free e-mail;

     - send greeting cards; and

     - create personal reminders.

     The global ICQ service is accessible to our members through a button on our online services toolbar and to users of our network of Internet portals.

  CompuServe

     We have the right to market the CompuServe brand in Latin America. We intend to service our existing base of subscribers and may market this brand if we choose to offer a more value-oriented product in Latin America.

STRATEGIC ALLIANCE WITH BANCO ITAU

     In June 2000, we entered into a ten-year strategic alliance with Banco Itau, one of the largest banks in Latin America, which provides limited online financial services to approximately 1.4 million of its approximately seven million customers. We launched a co-branded, customized version of our America Online Brazil service that Banco Itau began marketing to its customers in December 2000. We believe that this relationship will enable us to expand our Internet presence in Brazil by allowing us to gain access to Banco Itau's online as well as offline customer base.

     The co-branded service is substantially the same as our AOLA country service in terms of technology and content, except that we offer a co-branded welcome screen for Banco Itau customers, a Banco Itau toolbar icon, a special version of our finance channel and links that directly connect Banco Itau's customers to its online financial services. Subscribers to the co-branded service have access to our full line of features, including e-mail with multiple AOL screen names, instant messaging, Internet access, interaction with our worldwide online community and our 24 hour customer service. Banco Itau's customers who register for the co-branded service through December 2001, will be entitled to a four-month free trial period, a period that may be reduced in the future. Until December 2005, Banco Itau is required to subsidize at least one hour of usage per month following the expiration of a subscriber's trial period. However, we believe that once Banco Itau's customers have the opportunity to use the co-branded service, many will choose to pay for our unlimited use plan.

     On August 11, 2000, we issued to Banco Itau and one of its affiliates an aggregate of 31,700,000 shares of our class A common stock in exchange for services and other contributions Banco Itau will provide as part of the strategic alliance. For example, Banco Itau is obligated to promote the co-branded service as the principal means of accessing Banco Itau's interactive financial services. Although Banco Itau is not required to spend a minimum amount for marketing of the co-branded service, it will have to make significant cash payments to us if it fails to achieve agreed upon subscriber membership and revenue levels during the first five years of the alliance.

CUSTOMER SERVICE

     One of the key tenets to our strategy is to focus on customer service by offering comprehensive online and offline customer support.

     Offline Customer Service. We have established local call centers in Brazil, Mexico and Argentina. If we launch our interactive services in additional countries in Latin America, we intend to establish regional call centers to maximize the quality of our shared infrastructure. We presently staff each call center with knowledgeable customer service representatives who are available 24 hours a day, seven days a week to assist our members in their local language with inquiries relating to products, technical support, billing, online security and online community monitoring. We also intend to establish overflow facilities, as we did at the launch of our interactive services in Brazil, Mexico and Argentina, to handle increased call volumes, particularly during major initiatives. Our customer service is free of charge, excluding local telephone call charges in Argentina, and is provided through a toll-free telephone number.

     Online "Help." Our AOLA country services provide extensive "help" features to assist new users coming online for the first time. Members are able to reach customer service representatives by e-mail and AOL Instant Messenger. The services also have the "notify AOL" feature that allows members to contact us for security assistance and the download sentry alert feature that reminds members not to download files attached to e-mails sent from strangers.

CONTENT

     Our AOLA interactive services feature content obtained from leading local, regional and global content providers, proprietary content developed by our in-house content development team working with various independent contractors, and member-generated content, including movie and book reviews, message board commentary and online discussions.

     Our agreements with third-party content providers range from simple links between our interactive services and the provider's Web site to an integration of their content into our interactive services. We select our content providers based on the quality and depth of their content.

     The Cisneros Group, one of our principal stockholders, has agreed to use commercially reasonable best efforts to assist us in developing online content based on the Cisneros Group's extensive programming line-up and its interest in a number of pay-TV channels distributed throughout Latin America. In Latin America, the Cisneros Group, through its various member companies, joint ventures, partnerships and investments, is a leading active participant in broadcast television, direct-to-home satellite television, pay-TV programming and other entertainment, media and communications enterprises. Through its participation in these Latin American enterprises, we believe that the Cisneros Group possesses market intelligence and expertise. We plan to take advantage of the Cisneros Group's insights into Latin American markets.

     We have entered into regional anchor tenancy agreements with various content providers, including TIME Life Latin America and Turner Latin American Management, Inc. Anchor tenants are content providers whose content we prominently display in fixed locations on our interactive services that we believe are frequently viewed by our members and users. For instance, as a regional anchor tenant, Turner's TNT-LA content is displayed on each of our AOLA interactive services' entertainment channels. In Brazil, we have also entered into agreements with approximately 100 content providers, including a variety of anchor tenancy and other agreements with local providers, such as Jornal do Brasil, Banana Games, Directo, Gazeta Mercantil, Gazeta Esportiva, Canal Web, and Editora Delta. In Mexico, we have entered into agreements with approximately 115 content providers, including Finsat, GrupoAlce, Ponchito.com, Planetalocal, and Communidad i. In Argentina, we have entered into agreements with over 165 content providers including Asatej, Cyberjuegos, GolxGol, DeMujer and La Razon.

ADVERTISING AND COMMERCE

     We generate a portion of our revenues from advertising and commerce on our online services and portals.

     Through our relationship with AOL, the world's leading interactive services company, we sometimes have the opportunity to participate in AOL's global advertising and commerce arrangements.

     Advertising. The country-specific and regional focus of our interactive services enables advertisers to execute advertising and marketing campaigns that take advantage of the common cultures and interests of the region while retaining the ability to tailor their campaigns to specific demographic groups. We offer our advertisers a variety of customized programs for the marketing of products and services, including:

     - advertising arrangements under which we receive fees based on the number of advertisements displayed on our interactive services; and

     - sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fixed payment.

     In return for most advertising arrangements, we receive cash payments, the opportunity for revenue sharing, or both. We have also entered into and will continue to seek barter arrangements, including co-marketing and cross-promotion agreements. To date, the number and effect of barter arrangements that we have entered into has not been material. We have chosen, and may choose, to accept an equity interest as payment, or partial payment, for arrangements entered into with development stage companies.

     We have established, and will continue to establish, a wide variety of relationships with local and global advertisers. Current sponsors of channels on our America Online Brazil service and portal include Banco Itau and Sony. Current sponsors of channels on our America Online Mexico service and portal include Paragon and Bital. Current sponsors of channels on our America Online Argentina service and portal include Aerolineas Argentinas and CTI Movil.

     Commerce. We believe that our interactive services permit commerce merchants to operate with minimal infrastructure and reduced overhead, while providing customers with a convenient method to evaluate and buy a broad selection of goods and services. We offer commerce merchants an opportunity to sell their products through our interactive shopping channels and promote their products on our online service and portals.

     In return for these commerce arrangements, we receive either a flat payment, a percentage of each commerce transaction that is attributable to our interactive services, or both. In Brazil, we have arrangements with commerce merchants including Submarino, Compra Facil, HP Store, and Ponto Frio. In Mexico, we have arrangements with commerce merchants including Fiera, Marti and Nextel. In Argentina, we have arrangements with commerce merchants including CTI Movil, Alico, Siemens and Viajo.

MARKETING

     Our marketing goals are to attract consumers to subscribe to, and to retain existing members of, our online services, and attract Internet users to our portals by building brand awareness and encouraging consumers to try our interactive services.

     We make it convenient for consumers to experience our online services. Each time we launch our online service in a new market or release a new version of the online service software, we intend to distribute CDs containing the software for our localized online service. These CDs offer consumers the opportunity to use our online service free of charge for a limited trial period and are distributed through a broad range of distribution vehicles. Our CDs also are available through local toll-free telephone numbers and consumers are able to download our online services software from our portals.

     We will continue to use extensive traditional advertising campaigns, including television, radio and print publication, to increase consumer awareness of the AOLA brand and attract members and users.

     We are also seeking to build additional alliances that will enable us to market our interactive services to a significant number of existing and potential Internet users. In addition to our alliance with Banco Itau, we intend to enter into agreements with PC, software and modem manufacturers for the bundling of our online service software with their products. For example, in Brazil, we have entered into agreements for the bundling of our America Online Brazil service software with Braziphone. In Mexico, we have software bundling agreements with Sony, Acer, Hewlett Packard, Ingram Micro and MPS. In Argentina, we have agreements in place with Samsung and AGFA.

     We believe that the following companies, which are associated with the Cisneros Group, offer advertising, promotional and content opportunities that may help us to further develop our interactive services business in Latin
America:

          - Venevision, a leading Venezuelan television network,

          - DirecTV Latin America, a direct-to-home satellite television operator,

          - Cisneros Television Group, a pay-TV programming channel group,

          - Imagen Satelital, a pay-TV programming producer and distributor in Latin America, with emphasis on the Southern Cone, and

          - Chilevision, a Chilean broadcast television network.

     We are not a party to any agreements with any of these companies as of March 22, 2001, except for a Memorandum of Agreement with Ibero American Media Partners II, Ltd. regarding online distribution of two media properties controlled by Cisneros Television Group. The Cisneros Group has agreed to attempt, on a commercially reasonable best efforts basis, to provide us with access to the services provided by these companies at rates at least as favorable as those charged to anyone else, except for their affiliates. However, we have no assurance that their efforts will be successful and it is possible that we may not receive access at favorable rates or at all.

     We also utilize other innovative marketing strategies. We were the exclusive sponsor of Rock in Rio, a rock festival held in Rio de Janeiro, Brazil in January 2001, which gave us the opportunity to promote our services to over one million concertgoers. We also plan to launch a sign-on-a-friend program in Brazil, Mexico and Argentina that may involve paying our members a fee for each additional member they refer to our service.

LOCAL AND LONG DISTANCE TELEPHONE SERVICE, TELECOMMUNICATIONS NETWORK CAPACITY AND TECHNOLOGY

     Local and Long Distance Telephone Service. In each of our Latin American target markets, our members initiate access to our online services through local and long distance telephone lines. These lines are owned and operated by local and regional telephone service companies.

     The telephone service industry in Latin America is undergoing considerable change. Many of the largest countries, including Brazil, Mexico and Argentina, have begun to deregulate and privatize their telephone industries. Many Latin American telephone companies in recent years have undertaken significant investments in their infrastructure. These investments have resulted in an improvement in the quality of telephone service in these countries. Although the telephone service industry in Latin America is significantly less developed than in the U.S., we believe that the local and long distance telephone service available is of adequate quality and sufficient capacity to meet the needs of our prospective members. Moreover, we believe that the current trend of investment by the largest telephone service companies will continue, adding additional capacity in our target markets to service the increasing demands placed on the telephone service industry by the growth in Internet use.

     Additionally, local and long distance telephone charges are expected to decline because of increased competition created by deregulation. Nevertheless, because local calls in most Latin American countries are metered, the total cost of Internet access in Latin America is substantially higher than in the U.S.

     Telecommunications Network Capacity. Third-party telecommunications network providers transmit our online services data between the local and long distance telephone services used by our members in Latin America and AOL's servers, which run all of our interactive services, in the U.S. These third-party networks provide the modems that allow our members to establish a connection to our online services. They also carry our data between Latin America and the U.S. through fiber optic cable and by satellite back up.

     In Brazil, we have contracts with AT&T Brasil Ltda. (formerly Netstream), an affiliate of AT&T, and Embratel, an affiliate of WorldCom, to carry our data within Brazil and to provide the modems through which our members connect to our America Online Brazil service. AT&T Brazil and Embratel also carry our data from Brazil to the U.S. through their affiliates and third-party suppliers. Our contracts with AT&T Brazil and Embratel expire on May 3, 2002 and October 18, 2002, respectively. In Mexico, we have entered into a network contract with Avantel, an affiliate of WorldCom. Our contract with Avantel expires in January 2003. In Argentina, we have entered into a network contract with Impsat. Our contract with Impsat expires in December 2002.

     In each of our target markets we work closely with our network providers to ensure satisfactory network performance. We work with network providers that have multiple operations centers for network monitoring and we have developed quality control standards that our providers must meet. Each of our current agreements is renewable on our part with three months' prior written notice.

     Fiber optic cable is our preferred means of transmitting data between Latin America and the U.S. because it offers greater capacity and is generally more reliable than satellite-based transmissions. All of our data transmitted between the U.S. and Mexico, Brazil and Argentina is transmitted by fiber optic cable, although we have satellite-based transmissions available for back-up purposes. We expect that in the future we will need to enter into additional fiber optic network contracts in both Mexico and Argentina.

     In Brazil, we believe that we have secured adequate network capacity through our contracts with AT&T Brazil and Embratel. We believe that these contracts will provide us with excess network capacity through the terms of the contracts. However, this capacity is based on our expectations of use and growth in specific geographic areas. Our contracts with AT&T Brazil and Embratel commit us to purchase a minimum amount of network capacity and we may be subject to similar minimum requirements if we expand into other countries in Latin America. If the number of our subscribers, or their use of our online services, does not increase as we anticipate, our network costs will not correspondingly decrease.

     In Mexico, we believe the capacity available under our contract with Avantel can supply us with adequate network capacity for our data transmissions between Mexico and the U.S. through the present term of the contracts. The quality of our exchanges of data depends in part on Avantel's ability to expand transmission capacity through subcontracting arrangements with local telecommunications vendors. We also are seeking other vendors capable of providing us with reliable, high quality capacity to complement Avantel's network. Similar to our network contracts in Brazil, we are committed to purchasing a minimum amount of network capacity from Avantel.

     In Argentina, we believe our contract with Impsat can supply us with adequate network capacity for our data transmissions between Argentina and the U.S. over the next two years. With the increased availability of international fiber circuits between Argentina and the U.S., we do not foresee constraints on our ability to grow our network. Similar to our network contracts in Brazil and Argentina, we are committed to purchasing a minimum amount of network capacity from Impsat.

     Technology. Our servers are owned and maintained by AOL in three locations in the United States: Reston, Dulles and Manassas, Virginia. The AOLA content and the tools to operate our online services are located on these servers. Our Brazilian, Mexican and Argentine portals are also hosted on these servers. In the future, we plan to install servers in Brazil, Mexico and Argentina to further improve the performance of our interactive services.

     Our members can access our online services only through personal computers using the Windows 95, 98 and ME operating systems and our Windows-compatible online service software. In addition, users of WAP enabled phones in Brazil can access certain features and content of the America Online Brazil service. Our online services support the V.90 standards for high-speed access at 56 kilobits per second.

COMPETITION

     We operate in the highly competitive and rapidly evolving businesses of online services and Internet access, advertising and commerce. However, we believe that our AOLA country services are unique with their seamless integration of local, regional and global interactive communities and the Internet and the array of interactive tools, content and commerce opportunities offered.

     We compete with providers of Spanish- and Portuguese-language interactive services, including Internet access services, portals, search engines and web directories. We compete in the broader Latin American regional market as well as in country specific local markets. Our principal regional market competitors include StarMedia, Terra Lycos, an affiliate of Telefonica, and Universo Online
(UOL). Our primary local competitors in our core target countries include UOL and Globo in Brazil, Telmex in Mexico, which has an alliance with Microsoft for the development of content and offers a Prodigy-branded service, and Ciudad Internet and Arnet, which is owned by Telecom, in Argentina.

     We also compete for advertising revenues with traditional media such as newspapers, magazines, radio and television.

     Our online service subscription fees are generally higher than those offered by competing online service providers. We continually assess our pricing strategy and may make modifications as necessary.

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

THE AOL LICENSE AGREEMENT, INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

  Our license

     Under our license agreement with AOL, we have:

     - a royalty free, exclusive license to offer AOL-branded PC-based online services in Latin America;

     - the exclusive right to offer AOL-branded TV-based online services in Latin America;

     - the exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by AOL for commercial launch on or before August 7, 2004; and

     - a non-exclusive license to offer a localized network of AOL-branded portals in Latin America, with an option to license exclusively any Spanish- or Portuguese-language AOL-branded portals that AOL may develop for the Latin American market, subject to our payment of a license fee.

     We also have the rights to use all related AOL proprietary software and technology as well as AOL-registered domain names and principal trademarks in Latin America.

     We have interconnected our America Online Brazil, America Online Mexico, America Online Argentina country services and regional portal to the services provided by AOL and its international affiliates. This interconnection provides our members with access to the AOL services and AOL international interactive services and permits AOL members worldwide to access the AOLA country services. AOL is obligated to license to us, or to use commercially reasonable efforts to obtain for us, the license rights it has in third-party software products used in operating the AOL-branded interactive services. These third-party licenses may be royalty-free or may require payments by us.

     From December 15, 1998 through December 31, 2000, we did not make any payments to AOL for services received under the license agreement. We believe that annual payments for these services will not exceed $60,000 in the future.

     We have the same rights to offer CompuServe-branded services. We only have the right to offer AOL-and CompuServe-branded interactive services. We also have a non-exclusive right to market and promote AOL's ICQ service in Latin America. We do not have the right to offer Netscape, Digital City, MovieFone or any other non-AOL-branded interactive service.

  Termination of our exclusive rights

     We will lose the exclusivity of our licensed rights:

     - to AOL-branded PC-based online services, upon the later of December 15, 2003 or the date on which either AOL or the Cisneros Group owns 20% or less of the outstanding voting stock of AOLA.

     - to AOL-branded TV-based and wireless-based online services, upon the later of August 7, 2005 or the date on which either AOL or the Cisneros Group owns 20% or less of the outstanding voting stock of AOLA.

     These 20% thresholds will be lowered if:

     - an additional strategic stockholder is admitted as a stockholder of AOLA;

     - we issue more shares of our capital stock; or

     - AOL exercises a warrant it holds to purchase 16,541,250 shares of our class A common stock.

     AOL may terminate our rights under the license if we materially breach its terms.

       Trademarks and domain names

     AOL has granted us rights to use in Latin America its registered domain names, www.aol.com, www.americaonline.com and related domain names. We believe that AOL is taking appropriate steps to protect its rights in these and other related domain names in Latin America.

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

     AOL has obtained U.S. federal registrations for a number of trademarks and service marks, including AOL, America Online, Buddy List, and AOL's triangle design logo, and has trademark rights in the U.S. and abroad in many other proprietary names, including www.aol.com, AOL Instant Messenger, AOL Netfind, You've Got Mail and CompuServe.

     We believe that our exercise of our licensed rights under our agreement with AOL does not infringe on the proprietary rights of third parties. However, AOL has received communications from third parties asserting that features, contents or names of some of our services may infringe their patents, copyrights, trademarks and other rights. We are not involved in any litigation of this type that would have a material adverse effect on our ability to develop, market and sell or operate our services. We cannot assure that in the future third parties will not make infringement claims against us for current or future features or the content of our services or that any claim would not result in litigation or require us to enter into royalty or other similar arrangements. Third parties may also challenge AOL's marks and these challenges may result in limitation or loss of our licensed rights to AOL's proprietary marks.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     In Brazil, there are no license or registration requirements applicable to interactive services. However, the Brazilian legislature is considering a law governing commerce that will subject web hosting service providers to civil and criminal sanctions if they have actual knowledge of an offer of illegal goods, services or information made available through their service and they do not immediately suspend or interrupt access. This bill would also require Internet access providers to keep confidential all non-public information transmitted or stored on their networks, unless a court orders that the information be disclosed.

     In Mexico, the federal telecommunications law requires providers of value-added services, including Internet access services, to register with the Mexican federal telecommunications commission. We have complied with this registration requirement.

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

EMPLOYEES

     As of December 31, 2000, we had 1,339 full-time employees, of whom 905 were located in Brazil, 216 in Mexico, 108 in Argentina, 99 in the United States and 11 in Puerto Rico.

ITEM 2.  PROPERTIES

     Our principal executive office is located in approximately 37,000 square feet of office space in Fort Lauderdale, Florida, under a lease that expires in 2006. Our Brazilian headquarters and call center is located in Santo Andre in approximately 22,850 square feet of office space under a lease expiring in August 2004 and our finance, human resources, business development and marketing office is located in Sao Paulo in approximately 21,527 square feet of office space under a lease expiring in July 2005. We also established our Mexican headquarters and call center in Mexico City in approximately 19,900 square feet of office space under a lease expiring in March 2005. Our Argentina headquarters and call center, located in Buenos Aires, is approximately 14,000 square feet under a lease expiring in November 2002. Our Puerto Rico headquarters, located in San Juan, is approximately 1,000 square feet under a lease expiring in March 2001, with an option to renew. If we expand into other countries in Latin America, we anticipate establishing sales offices and call centers, regionally and locally.

ITEM 3.  LEGAL PROCEEDINGS

     On December 28, 1999, ADEC, a non-governmental, private consumer protection association, filed a complaint against us in the Third Civil Court of Bankruptcy and Receivership in the City of Rio de Janeiro seeking monetary damages and a preliminary restraining order. ADEC is seeking R$10.0 million, or approximately U.S.$5.0 million, in damages on behalf of consumers who have allegedly complained about the installation of our America Online Brazil software on their PCs. The preliminary restraining order would have required us to stop distributing our CD software in Brazil, to collect the CD software already distributed, and to publish an injunction in newspapers of significant circulation. While ADEC obtained the order, we were successful in having it revoked and ADEC later lost an appeal of the revocation. At ADEC's request, the court allowed the publication of a general public summons inviting consumers to join ADEC as plaintiffs, which gave potential plaintiffs a thirty-day period to join the action. The thirty-day period has run and we are unaware of any consumer filing a notice to join the action. We have filed a motion requesting prompt judgment in our favor. If the motion is denied, the case will come to the hearing phase where the parties will present their positions to the court. Although we believe that ADEC's claims are without merit and we will continue to contest them vigorously, we may not be successful in defeating its claims. If we are unsuccessful, ADEC's claims could have a material adverse effect on our results of operations and financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 28, 2000, AOL, the holder of all of our series B convertible redeemable preferred stock (the "series B preferred stock"), and the Cisneros Group, the holder of all of our series C convertible redeemable preferred stock (the "series C preferred stock"), acted by a unanimous written consent to approve an amendment to our restated certificate of incorporation. The amendment expanded the scope of our business to allow us to provide and manage content for distribution on AOL's interactive services. Only the holders of our series B preferred stock and series C preferred stock were entitled to vote on this amendment to our restated certificate of incorporation.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

     Our class A common stock is traded on the Nasdaq National Market under the symbol "AOLA". No shares of our class B common stock or class C common stock are outstanding and, accordingly, no established trading market for our class B common stock or class C common stock exists. The following table sets forth, for the periods indicated, the low and high sales prices per share of the class A common stock as reported on the Nasdaq National Market since the class A common stock began public trading on August 8, 2000.

                                                               LOW      HIGH
                                                              ------   ------
August 8, 2000 through September 30, 2000...................  $7.000   $9.937
October 1, 2000 through December 31, 2000...................  $2.375   $8.312

STOCKHOLDERS

     There were 414 holders of record of class A common stock as of March 22, 2001.

DIVIDENDS

     We have never declared or paid any cash dividends on our shares of class A common stock. We intend to retain any earnings to fund our future growth and the operation of our business. Therefore, we do not anticipate paying any cash dividends on our shares of class A common stock in the future. The special committee of our board of directors, which consists of one director appointed by each of AOL and the Cisneros Group, must unanimously approve the payment of any dividends before our full board of directors can approve a dividend payment. Further, before the payment of any dividends on our shares of class A common stock, we must pay dividends, payable in series B, series C, series D and series E preferred stock, as and when declared by our board of directors, on our shares of series B, series C, series D and series E preferred stock.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

     Through our initial public offering on August 8, 2000, we sold 25,000,000 class A common shares at an offering price of $8.00 per share and received net proceeds of approximately $187.4 million. The managing underwriters for our initial public offering were Donaldson, Lufkin & Jenrette Securities Corporation and Salomon Smith Barney, Inc.

     On September 11, 2000, we received additional offering proceeds as a result of the underwriters' exercise of a portion of their over-allotment option. We sold an additional 2,062,500 shares of class A common stock at the offering price of $8.00 per share, which yielded an additional $15.6 million, net of underwriting discount.

     We have used and continue to use the net proceeds from our initial public offering for general working capital purposes, in support of our expansion throughout our operating geographies. Use of funds through December 31, 2000 has included the following:

Construction of plant, building and facilities..............    $3.7 million
Purchase and installation of machinery and equipment........              --
Purchases of real estate....................................              --
Acquisition of other business(es)...........................              --
Repayment of indebtedness...................................              --
Working capital.............................................              --
Temporary investments (short-term, money market                $67.9 million
  instruments)..............................................
Funding of operations.......................................  $131.4 million

     Through December 31, 2000, approximately $9.2 million and $154,000 of the initial public offering proceeds had been used to pay for amounts due to AOL and the Cisneros Group, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to those statements.

                                                                                       FOR THE PERIOD FROM
                                                 SIX MONTHS ENDED                       DECEMBER 15, 1998
                                                   DECEMBER 31,          YEAR ENDED   (DATE OF INCEPTION) TO
                                             -------------------------    JUNE 30,           JUNE 30,
                                                2000          1999          2000               1999
                                             -----------   -----------   ----------   ----------------------
                                                           (UNAUDITED)
                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Subscriptions............................  $     8,050    $  2,106      $  5,848           $ 1,644
  Advertising and commerce.................        4,423         537         3,352                --
                                             -----------    --------      --------           -------
          Total revenues...................       12,473       2,643         9,200             1,644
                                             ===========    ========      ========           =======
Loss from operations.......................  $  (200,115)   $(28,741)     $(99,924)          $(1,750)
                                             ===========    ========      ========           =======
Net loss applicable to common
  stockholders.............................  $  (205,622)   $(28,149)     $(97,913)          $(1,872)
                                             ===========    ========      ========           =======
Loss per common share -- basic and
  diluted(1)...............................  $     (4.24)        n/a           n/a               n/a
Weighted average number of common shares
  outstanding(1)...........................   48,496,436         n/a           n/a               n/a

                                                                AS OF              AS OF JUNE 30,
                                                            DECEMBER 31,      ------------------------
                                                                2000               2000         1999
                                                          -----------------   --------------   -------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA
Cash and cash equivalents...............................      $132,866           $33,321       $17,716
Working capital.........................................       111,243            13,261        16,156
Total assets............................................       179,031            55,640        19,467
Total stockholders' equity..............................       123,821            23,319        16,166

- ---------------

(1) The Company has not presented loss per share amounts prior to the completion of its IPO in August 2000 because none of the Company's common stock was outstanding prior to that date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

     Revenues. Total revenues consist of subscription revenues, advertising revenues and commerce revenues. The following table presents the components of our revenues for the six months ended December 31,

2000 and December 31, 1999, for the year ended June 30, 2000 and for the period from December 15, 1998 to June 30, 1999.

                                                         SIX MONTHS                      FOR THE PERIOD FROM
                                                           ENDED                          DECEMBER 15, 1998
                                                        DECEMBER 31,       YEAR ENDED   (DATE OF INCEPTION) TO
                                                    --------------------    JUNE 30,           JUNE 30,
                                                     2000       1999          2000               1999
                                                    ------   -----------   ----------   ----------------------
                                                             (UNAUDITED)
                                                                          (IN THOUSANDS)
Revenues:
  Subscriptions...................................  $8,050     $2,106        $5,848             $1,644
  Advertising and commerce........................   4,423        537         3,352                 --
                                                    ------     ------        ------             ------
          Total revenues..........................  12,473      2,643         9,200              1,644
                                                    ======     ======        ======             ======

     Subscription revenues. For the periods presented, our subscription revenues were generated from members paying fees to subscribe to the AOLA country services, and to a lesser extent, the CompuServe Classic service. We expect that future subscription revenues will be generated primarily from members paying fees to subscribe to the AOLA country services and, continuing to a much lesser extent, from the CompuServe Classic service. We began operations in Brazil in November 1999, in Mexico in July 2000 and in Argentina in August 2000. We began receiving revenues related to subscribers to the AOL-branded service in Puerto Rico in December 2000.

     We plan to build our subscriber base by aggressively marketing our AOLA country services in Brazil, Mexico, Argentina and by marketing the AOL-branded service in Puerto Rico. We may expand services into additional countries in Latin America. Accordingly, because of our anticipated high rate of growth, we expect in the near term that a substantial percentage of our subscribers will be in their trial period, which is typical of Internet subscription businesses in the early stages of growth. Therefore, it may not be unusual at any particular date in the near term for a majority of our subscribers to be trial members. The percentage of trial members is likely to be highest following our launch in a new market and in connection with particular promotional campaigns, which may include offering extended trial periods.

     As of December 31, 2000, we offered Brazilian subscribers three alternative methods by which they could pay their subscription fees: credit cards, debit cards and boletos bancarios ("boleto"). The boleto is a customary form of payment under which Brazilian banks that we designate act as conduits for collecting the related payments. We send each member a boleto and the member pays the boleto at a local bank. These local banks then send the payments to our designated banks. This is a common method for payment in Brazil, but is more costly for us than payment through credit cards and results in a longer collection cycle. As the boleto is a common form of payment in Brazil, approximately 70% of our subscribers in Brazil had selected this method of payment as of December 31, 2000. Although we have not experienced any significant difficulties collecting subscription fees from members using credit cards, a significant number of our subscribers using boletos who have received an invoice have not made timely payment.

     As of December 31, 2000, we offered subscribers in Mexico and Argentina two methods by which they could pay their subscription fees: credit cards and bank debit cards. We expect to offer alternate methods of payment, similar to the boleto available in Brazil, in Mexico and Argentina, beginning in the first half of 2001.

     For subscribers in Brazil that have elected to pay their subscription fees with credit cards, we recognize subscription revenues when the fees become due. For subscribers in Brazil who pay through means other than credit cards, we begin to recognize subscription revenues when we receive payment. As of March 22, 2001, our subscribers in Mexico and Argentina could pay their subscription fees with either credit cards or bank debit cards. Upon the expiration of the free trial period, as we have limited experience with making collections in Mexico and Argentina, we recognize subscription revenue on a modified accrual basis. Under the modified accrual basis in Mexico and Argentina, we recognize revenues when the fees become due and are confirmed as collectible by the credit card or debit card issuer. In 2001, we expect to accumulate a sufficient level of experience to allow us to recognize revenues as they are earned rather than when they are due and confirmed as collectible.

     For the six months ended December 31, 2000, subscription revenues for payments from subscribers to AOLA country services were $6.8 million, or 84% of total subscriber revenue, compared to zero for the six months ended December 31, 1999. Revenues from subscribers to our CompuServe Classic service for the six months ended December 31, 2000 were $1.3 million, or 16%, of our subscription revenue. All of our $1.6 million of subscription revenues were generated from the CompuServe Classic Service during the six months ended December 31, 1999. The increase in subscription revenues from AOLA subscribers, in both absolute terms and in relation to CompuServe Classic revenues, is due to the increased billings for the AOLA country services in Brazil, Mexico and Argentina, revenue relating to our activities in Puerto Rico and the declining membership base in CompuServe. We expect revenues from our AOLA country services to continue increasing, as our subscriber base for our AOLA country services continues to increase. In contrast, our membership base for the CompuServe Classic service declined to approximately 2,800 at December 31, 2000 from 5,600 at June 30, 2000. We recognized our first subscription revenues for the AOLA country services in Mexico, and Argentina during the two months ended December 31, 2000. We also recognized subscription related revenues under our agreement with AOL concerning Puerto Rico subscribers during the month ended December 31, 2000.

     For the year ended June 30, 2000, $3.7 million, or 63%, of our subscription revenues were generated from subscribers to our CompuServe Classic service. We generated the remainder of our revenues from subscribers to the AOLA country service in Brazil, which was launched in November 1999. All of our subscription revenues for the period ended June 30, 1999 were generated from CompuServe classic subscribers. There were approximately 18,000 CompuServe subscribers when we acquired the subscription base from AOL on December 15, 1998 and approximately 5,600 subscribers remained at June 30, 2000. We believe that our CompuServe Classic subscription base has declined because we have not been marketing the service to retain or increase members. Since we do not expect to add new CompuServe Classic members, we anticipate that our subscription revenues from the CompuServe Classic service will continue to decrease due to a declining base of subscribers.

     At the time we acquired the subscribers to the CompuServe Classic service, we entered into a contract with a third party to manage and administer the CompuServe Classic service. In exchange for these services, this third party retained a portion of the CompuServe Classic subscription fees. We recorded the net subscription fees due to us as revenues. In June 1999, we modified the contract to eliminate the sharing of all subscription fees and to include the payment of a service fee to the third party. Since that time, we have recorded gross subscription fees due to us from the CompuServe Classic service, and the related service fees are included in cost of revenues for the year ended June 30, 2000 and for the six months ended December 31, 2000.

     Advertising and commerce revenues. Advertising revenues are derived principally from:

          - advertising arrangements under which we receive fees based on the number of advertisements displayed on our interactive services; and

          - sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fixed payment either in cash or, in some instances, equity.

     For the six months ended December 31, 2000, $4.4 million, or 35%, of our revenues were generated from advertising and commerce. This compares with $0.5 million in advertising and commerce revenues or 20% of revenues recognized over the six months ended December 31, 1999. The increase in advertising and commerce revenues is due to the inclusion of results from Brazil, Mexico and Argentina in the six months ended December 31, 2000, while only Brazil was operational during the six months ended December 31, 1999.

     As of December 31, 2000 and December 31, 1999, we had deferred advertising and commerce revenues of approximately $3.8 million and $5.8 million, respectively. The deferred revenues consist of payments received in advance of our delivery of the related service and are recognized as income as the services are delivered. The decline in the deferred revenue year over year is primarily due to amortization of a long-term contract with Hollywood.com and the expiration of two large advertising contracts in Brazil that were not renewed before December 31, 2000, but one of which is currently under renegotiation. Although we expect advertising and commerce revenues to increase from current levels in future periods, we expect to derive the substantial majority of our revenues from subscriptions to our AOLA country services.

     Advertising and commerce revenues for the year ended June 30, 2000 were approximately $3.4 million versus zero for the period from inception to June 30, 1999. All of the advertising and commerce revenues generated through June 30, 2000 were associated with our Brazilian operations. We did not generate any advertising and commerce revenues during the period from December 15, 1998 through June 30, 1999.

     As of June 30, 2000, we had deferred revenues of approximately $4.5 million from advertising arrangements.

     Costs and expenses. The following table presents the components of our costs and expenses for the six months ended December 31, 2000 and December 31, 1999, for the year ended June 30, 2000 and for the period from December 15, 1998 to June 30, 1999.

                                                                                                           FOR THE PERIOD
                                                                                                         FROM DECEMBER 15,
                                                       SIX MONTHS ENDED                                    1998 (DATE OF
                                            ---------------------------------------      YEAR ENDED        INCEPTION) TO
                                            DECEMBER 31, 2000    DECEMBER 31, 1999     JUNE 30, 2000       JUNE 30, 1999
                                            ------------------   ------------------   ----------------   ------------------
                                                                    (UNAUDITED)
                                                                            (IN THOUSANDS)
Cost and expenses:
  Cost of revenues........................  $ 38,270     18.0%   $  4,828     15.4%   $ 20,366    18.7%  $  1,091     32.1%
  Sales and marketing.....................   150,951     71.0%     19,521     62.2%     70,547    64.6%        12      0.4%
  Product development.....................     4,120      1.9%        927      2.9%      2,525     2.3%       312      9.2%
  General and administrative..............    19,247      9.1%      6,108     19.5%     15,686    14.4%     1,979     58.3%
                                            --------    -----    --------    -----    --------   -----   --------    -----
        Total costs and expenses..........  $212,588    100.0%   $ 31,384    100.0%   $109,124   100.0%  $  3,394    100.0%
                                            ========    =====    ========    =====    ========   =====   ========    =====

     Cost of revenues.  Cost of revenues includes:

          - network-related costs consisting primarily of fees paid to third parties to carry our data over their telecommunications networks;

          - fees we pay to AOL for use of their servers that run our interactive services;

          - fees we pay to AOL and the Cisneros Group for technical support and training;

          - personnel and related costs for customer support and product and content development;

          - fees paid to content providers; and

          - amortization of capitalized product development costs.

     For the six months ended December 31, 2000, cost of revenues was approximately $38.2 million and represented 18% of our total costs and expenses compared to $4.8 million which represented 15% of total costs and expenses for the six months ended December 31, 1999. The increase, of $33.4 million, or 692% in cost of revenues for the six months ended December 31, 2000, consisted primarily of network, telecommunications, content and member services charges for the operation of the three AOLA country services. These costs also included payments made or due to AOL and other third parties for the costs of using their computer systems, equipment and operations staffing and for establishing our call centers. During this period, the cost of services provided by AOL and the Cisneros Group was approximately $4.7 million and zero, respectively. Cost of revenues for the six months ended December 31, 1999, consisted primarily of costs associated with providing service to our CompuServe Classic subscribers and of costs associated with implementing our network and related member services for the launch of our AOLA country service in Brazil in November 1999. We expect that our cost of revenues will continue to grow on an absolute basis and will exceed, or represent a significant portion of, our total revenues as we continue to expand our capacity and accommodate new users of our interactive services.

     For the year ended June 30, 2000, cost of revenues was approximately $20.4 million or 19% of our total costs and expenses and consisted primarily of costs to launch our AOLA country services in Brazil and Mexico, preparation for the launch of the AOLA country service in Argentina, and the continued servicing of our CompuServe Classic subscribers. These costs also include payments made or due to AOL and other third parties for the costs of using their computer systems, equipment and operations staffing and for establishing our call centers and payments made to a third party for the management and administration of the CompuServe Classic service under our contract. During this period, the cost of services provided by AOL was approximately $2.6 million.

     For the period from December 15, 1998 to June 30, 1999, cost of revenues was approximately $1.1 million or 32% of total costs and expenses. These costs, which were primarily payable to AOL, reflected the costs we incurred to provide service to our CompuServe Classic subscribers.

     Sales and marketing. Sales and marketing expenses include our costs to acquire and retain our members, the operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs as well as the costs of brand advertising on television and in newspapers, magazines and other media.

     For the six months ended December 31, 2000, sales and marketing expenses were approximately $151.0 million or 71% of our total costs and expenses. Sales and marketing expenses over this period primarily reflect the costs related to the launch of our services in Mexico and Argentina, which included significant expenditures to establish the AOL brand within those countries, and aggressive programs to expand our membership base in Brazil, Mexico and Argentina. The $151.0 million in sales and marketing expenses incurred during the six months ended December 31, 2000 also include approximately $21.1 million in amortization of the capitalized costs of our contract with Banco Itau and $11.1 million in one-time costs associated with our sponsorship of the Rock in Rio music festival. In comparison, sales and marketing expenses for the six months ended December 31, 1999 were $19.5 million or 62% of our total costs and expenses and consisted primarily of costs associated with the launch of our Brazil services in November 1999. During this period, we engaged in a significant amount of advertising to promote our brand in Brazil as well as direct marketing to acquire subscribers of the AOLA country service in Brazil.

     For the year ended June 30, 2000, sales and marketing expenses were approximately $70.5 million or 65% of our total costs and expenses and primarily reflect the costs related to the launch of our AOLA country service in Brazil in November 1999. During this period, we engaged in a significant amount of advertising to promote our brand as well as direct marketing to acquire subscribers of the service.

     On June 12, 2000, we entered into a strategic interactive services and marketing agreement with Banco Itau of Brazil. Pursuant to this agreement, an aggregate of 31,700,000 shares of class A common stock, valued at $253.6 million based on the initial public offering price of $8.00 per share, were subsequently issued to Banco Itau on August 11, 2000. Since there are potential, specific payments (from Banco Itau to us) related to performance in the first five years of the agreement with Banco Itau, $164.8 million of the cost (value of the shares issued) will be expensed on a straight-line basis over that period. The remaining balance of the cost, $88.8 million, will be expensed on a straight-line basis over the ten-year term of the agreement. For the six months ended December 31, 2000, $21.1 million of expenses was recorded for the Banco Itau shares and is included in sales and marketing expense, while $2.1 million of expense was recorded during the year ended June 30, 2000.

     During the first five years of our alliance with Banco Itau, Banco Itau will subsidize a minimum of one free hour per month for every approved member of the co-branded service for a period of up to twelve months. Any payments received from Banco Itau for those hours will be reflected as a reduction of marketing expenses in the statement of operations. We expect that our subscriber numbers will increase because of the agreement with Banco Itau. At the same time, our revenue per subscriber may decrease because members of the co-branded service that are subsidized on an hourly basis may stay within the free hours to avoid having to pay any subscription fees. Our joint objective with Banco Itau, however, is for these members to pay for additional hours on the service, which would generate additional subscription revenues.

     We increased our sales and marketing expenditures in the six months ended December 31, 2000 relative to other periods in our short history. While we have launched in our three main target markets and are expanding our marketing efforts of the AOL-branded service in Puerto Rico, we expect our sales and marketing expenditures to remain high until our brand and name recognition increase in these markets.

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

     Product development costs expensed for the six months ended December 31, 2000 were approximately $4.1 million versus $927,000 for the six months ended December 31, 1999. Product development costs expensed were $2.5 million and $312,000 for the year ended June 30, 2000 and for the period from December 15, 1998 through June 30, 1999, respectively. These product development costs represent research and development costs payable to AOL primarily for localization of our software and other requested development work. In the six months ended December 31, 2000, a significant portion of these costs related to new software and country specific features and functionality related to services in Mexico and Argentina, the two countries in which our services were launched during that period. In the year ended June 30, 2000, a significant portion of these costs related to an increase in technical support from AOL for the launch of our AOLA country service in Brazil and the anticipated launch of our AOLA country services in Mexico and Argentina. Costs incurred for the six months ended December 31, 1999 and for the period ended June 30, 1999 were primarily related to the launch of AOLA country service in Brazil.

     General and administrative. For the six months ended December 31, 2000, our general and administrative costs were approximately $19.2 million, compared to $6.1 million during the six months ended December 31, 1999. Our general and administrative expenses increased during the six months ended December 31, 2000 because we hired additional management and administrative personnel. Additional personnel were hired to support the launches of our AOLA country services in Mexico and Argentina, to assist the anticipated launch of our co-branded services with Banco Itau in Brazil, and to initiate our marketing activities in Puerto Rico. Both AOL and the Cisneros Group provided us with management and administrative services to support the launches in Mexico and Argentina. We incurred fees of approximately $1.3 million for support services provided by AOL and $0.2 million for services provided by the Cisneros Group during the six months ended December 31, 2000. We anticipate that our general and administrative expenses will continue to increase in 2001 due to the growth of management and administrative personnel required to support our recently launched AOLA interactive services in Mexico and Argentina, the anticipated growth in Brazil and the additional support staff required in our Fort Lauderdale headquarters.

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

     Other income, net. Other income, net consists primarily of interest income, foreign currency losses and realized gains and losses on investments. For the six months ended December 31, 2000, other income, net consisted of approximately $4.3 million in interest income largely offset by the write-down of $3.7 million in the value of our investment in Hollywood.com and foreign currency losses and interest expense of $0.4 million. For the year ended June 30, 2000, other income, net was $2.0 million, substantially all of which was interest income from the investment of the proceeds from our initial public offering (IPO) in short-term securities.

     Income taxes. There was no provision for income taxes taken for the six months ended December 31, 2000 or for the twelve months ending June 30, 2000 and a provision of approximately $0.1 million from December 15, 1998 to June 30, 1999. For additional information regarding income taxes, see Note 9 to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through December 31, 2000, our operations have been financed through capital contributed by the Cisneros Group ($150.1 million) and AOL ($50.0 million) and through net proceeds of $187.4 million generated by our IPO in August 2000. During the six months ending December 31, 2000, we used $172.5 million in cash to fund losses from operations. In September 2000, we received proceeds from the exercise of the over-allotment option by the underwriter, of 2,062,500 shares of class A common stock which yielded us, net of underwriting discount, proceeds of approximately $15.6 million.

     Our principal stockholders, AOL, the Cisneros Group and Banco Itau, have agreed to provide $150.0 million in additional capital. AOL is purchasing approximately $66.3 million of our series D redeemable convertible preferred stock and the Cisneros Group is purchasing approximately $63.8 million of our series E redeemable convertible preferred stock. Payments by each of AOL and the Cisneros Group will be made in three equal installments on April 2, June 1 and August 1, or on such other dates as the parties may mutually agree (but in no event later than August 1, 2001). Banco Itau will purchase approximately $19.9 million of our class A common stock on April 2, 2001. The purchase price per share for the series D preferred stock, series E preferred stock and class A common stock will be $4.6875. The series D preferred stock and series E preferred stock are convertible on a one-to-one basis into shares of class B common stock and class C common stock, respectively.

     We anticipate that the cash on hand and the cash to be contributed by AOL, the Cisneros Group and Banco Itau will be sufficient to fund operations through the end of the 2001 calendar year based upon our current operating budget. A portion of this cash may be used for the acquisition and subsequent funding of technologies, products or businesses complementary to our business. When, or if necessary, we may seek to sell additional equity or debt securities or to enter into a credit facility, although there is no assurance that such funding will be obtained on favorable terms, if at all. In addition, the projected spending under the current business plan is comprised primarily of discretionary items that could be adjusted, when or if necessary.

     Current assets were approximately $164.1 million at December 31, 2000, $42.5 million at June 30, 2000 and $19.5 million at June 30, 1999, while current liabilities were approximately $52.8 million, $29.2 million and $3.3 million, respectively, at those same dates. Therefore, at December 31, 2000, we had working capital of approximately $111.2 million, compared to working capital of approximately $13.3 million and $16.2 million at June 30, 2000 and June 30, 1999 respectively.

     The increase in current assets at December 31, 2000 was primarily attributable to the IPO proceeds and an increase in cash and cash equivalents contributed by AOL and the Cisneros Group, increases in value added tax receivables in Mexico and Argentina, and higher levels of prepaid advertising in Mexico. The increase in current liabilities was primarily due to increases in trade accounts payable, payables to affiliates, and accrued expenses. The increases resulted from the expansion of our AOL country services into Mexico and Argentina and activities related to subscribers to the AOL-branded service in Puerto Rico.

     At December 31, 2000, our material operating commitments were approximately $67.6 million, which represent our minimum obligations under third-party telecommunications network contracts through the end of calendar year 2010 and obligations under leases for office space, automobiles and office equipment.

SEGMENT RESULTS OF OPERATIONS

     Effective June 30, 1999, we adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131, we must disclose information based on the way we organize financial information for making operating decisions and assessing performance. We consider markets in which we have launched our AOLA country services as operational segments and report our operations on a country-by-country basis. In determining operating segments, we internally reviewed the current management structure that reports to the chief operating decision-maker and analyzed the reports received by that decision-maker in order to allocate resources and measure performance. Each of our operating segments derives its revenues from interactive services through subscription revenues and advertising, e-commerce and other revenues. Interactive services consist of the delivery of our interactive products, including the AOLA country services and portals and CompuServe Classic services. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies contained in note 1 of our consolidated financial statements.

     As of June 30, 2000, we operated in a single segment, through the provision of our AOLA country service in Brazil. As of December 31, 2000, we operated in the following additional segments: Mexico, Argentina, Puerto Rico and our regional portal. For purposes of the segment presentation below, due to immateriality, amounts for Puerto Rico and our regional portal are included in the Other segments. Additional amounts included in the Other segments include results from CompuServe Classic in countries in which we have not launched an AOLA country service, and amounts related to our U.S. headquarters. Once an AOLA country service has been launched in a particular country, results from CompuServe Classic are included in that operating segment. No single customer accounted for 10% or more of our total revenues for any of the periods presented.

     Our revenues on a segment basis are as follows:

                                            SIX MONTHS ENDED
                                              DECEMBER 31,        YEAR ENDED      PERIOD FROM
                                          ---------------------    JUNE 30,    DECEMBER 15, 1998
                                           2000        1999          2000      TO JUNE 30, 1999
                                          -------   -----------   ----------   -----------------
                                                    (UNAUDITED)
                                                              (IN THOUSANDS)
Revenues:
Brazil..................................  $ 7,655     $  489        $5,446          $   --
Mexico..................................    3,375         --            --              --
Argentina...............................    1,085         --            --              --
Other...................................      358      2,154         3,754           1,644
                                          -------     ------        ------          ------
          Total revenues................  $12,473     $2,643        $9,200          $1,644
                                          =======     ======        ======          ======

     Our revenues for the six months ended December 31, 2000 increased by $9.8 million relative to revenues recognized during the six months ended December 31, 1999. Revenues in Brazil, Mexico and Argentina increased by $7.2 million, $3.4 million and $1.1 million, respectively, over the same time period. The increase in Brazilian revenues is related primarily to the fact that the AOLA country service in Brazil was only launched in November 1999, so activity through December 31, 1999 was relatively small, representing less than two full months of operations. At the same time, there were no AOLA country services in Mexico and Argentina until the latter part of 2000, so these countries show no operating revenues for any period presented except during the six months ended December 31, 2000.

     For the year ended June 30, 2000, our revenues were approximately $9.2 million, of which $5.4 million were generated in Brazil and the remainder by other segments. The $3.8 million and $1.6 million in revenues for the Other segment for the year ended June 30, 2000 and for the period ended June 30, 1999, respectively, consists of revenues from CompuServe Classic subscribers. Our revenues for the period from inception to

June 30, 1999 were substantially all from CompuServe Classic subscribers. Our revenue for the period from inception to June 30, 1999 were substantially all from CompuServe Classic subscribers.

     Our tangible assets on a segment basis are as follows:

                                                         DECEMBER 31,   JUNE 30,   JUNE 30,
                                                             2000         2000       1999
                                                         ------------   --------   --------
                                                                   (IN THOUSANDS)
Tangible Assets:
  Brazil...............................................    $ 20,690     $16,725    $    --
  Mexico...............................................      19,352          --         --
  Argentina............................................      12,501          --         --
  Corporate............................................     124,427      14,860     16,712
  Other................................................         185      22,074      2,755
                                                           --------     -------    -------
          Total tangible assets (*)....................    $177,155     $53,659    $19,467
                                                           ========     =======    =======

- ---------------

(*) The differences between segment tangible assets and total consolidated assets represent product development and other intangible assets for each period presented.

     At December 31, 2000, we had tangible assets of $20.7 million, $19.4 million and $12.5 million in Brazil, Mexico and Argentina, respectively, with the remainder of its assets being in Puerto Rico and the United States. The growth in assets from June 30, 2000 to December 31, 2000 is reflective of the increase in assets at our U.S. headquarters, primarily in cash from the IPO proceeds, and the investments required to launch our AOLA country services in Mexico and Argentina, as well as those required to increase the reach of the AOLA country services in Brazil. At June 30, 2000, we had total assets of $16.7 million in Brazil, $14.9 million at our corporate headquarters and $22.1 million in other segments. Assets acquired through June 30, 2000 were related to investments we made to launch and fund our Brazilian operations, the investments made in preparation of launching our AOLA country services in Argentina and Mexico which were not considered segments at the time as they were in pre-launch stages, and the increase in assets at our headquarters. Assets at June 30, 1999, consisted primarily of initial investments in Brazil and cash held at our corporate headquarters.

     Depreciation and amortization expense from inception to June 30, 2000 was less than $1.0 million. Depreciation and amortization expense for the six months ended December 31, 2000 in Brazil, Mexico, and Argentina was $517,000, $487,000 and $244,000, respectively, with the remainder of $297,000 incurred in the United States and Puerto Rico. Expenditures for long-lived assets from inception to June 30, 2000 were $9.1 million, of which $4.0 million was incurred in Brazil and the remainder of $5.1 million outside of Brazil. Expenditures for long-lived assets for the six months ended December 31, 2000 were $2.7 million, $542,000 million and $432,000 in Brazil, Mexico and Argentina, respectively. Additionally, $742,000 of expenditures for long-lived assets in the United States and Puerto Rico were incurred during the six month period ended December 31, 2000.

     Our loss from operations on a segment basis are as follows:

                                                    SIX MONTHS ENDED                       PERIOD FROM
                                                      DECEMBER 31,         YEAR ENDED   DECEMBER 15, 1998
                                                 -----------------------    JUNE 30,       TO JUNE 30,
                                                   2000         1999          2000            1999
                                                 ---------   -----------   ----------   -----------------
                                                             (UNAUDITED)
                                                                      (IN THOUSANDS)
Loss from operations:
  Brazil.......................................  $(101,682)   $(23,090)     $(82,477)        $    --
  Mexico.......................................    (50,221)         --            --              --
  Argentina....................................    (34,565)         --            --              --
  Corporate....................................    (13,035)     (4,246)      (11,795)         (1,952)
  Other........................................       (612)     (1,405)       (5,652)            202
                                                 ---------    --------      --------         -------
          Total loss from operations...........  $(200,115)   $(28,741)     $(99,924)        $(1,750)
                                                 =========    ========      ========         =======

     Our loss from operations for the six months ended December 31, 2000 increased approximately $171.4 million, from $28.7 million for the six months ended December 31, 1999 to $200.1 million for the six months ended December 31, 2000. Brazil, Mexico, and Argentina accounted for approximately $78.6 million, $50.2 million and $34.6 million of this increase in losses from operations, respectively. Losses from corporate support functions increased by $8.8 million over the same time period. Increased losses in Brazil during the six months ended December 31, 2000, as compared to the same period ended December 31, 1999, were due to the increased level of operations in Brazil during 2000 following the launch of the AOLA country service in Brazil in November 1999. We incurred significant marketing expenses in Brazil over the six months ended December 2000 as we recognized expenses related to the following: our strategic alliance with Banco Itau and sponsorship of the Rock in Rio music festival, continued investment in brand marketing efforts, and distribution of CDs over a larger geographical area in connection with our expanded network reach. Increased losses in Mexico and Argentina were due to the launch of AOLA country services in these countries during the latter part of the year 2000, which resulted in significant brand marketing expenses and CD distribution efforts.

     Our loss from operations for the year-ended June 30, 2000 increased by approximately $98.2 million, from $1.8 million to $99.9 million, compared to the loss from operations for the period ended June 30, 1999. Brazil accounted for approximately $82.5 million of the increase in losses over the time period and the remainder of the increase in losses came from increased corporate activities and pre-launch expenditures for Mexico and Argentina. Increased losses in Brazil during the six months ended December 31, 2000, as compared to the same period ended December 31, 1999, were due to the increased level of operations in Brazil during 2000 following the launch of the AOLA country service in Brazil in November 1999. We incurred significant marketing expenses in Brazil during the year ended June 30, 2000, as we aggressively marketed our brand and distributed CDs.

SEASONALITY

     We expect subscriber revenue growth to be lower during the first and fourth calendar quarters, which is the summer season in much of South America, and higher during our second and third calendar quarters, which is the winter season in much of South America.

FORWARD-LOOKING STATEMENTS

     This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: plans for future expansion of our country services and internet portals, future advertising, commerce and marketing efforts, plans for our CompuServe Classic brand, the benefits we expect to receive from our strategic alliance with Banco Itau, from our relationship with the Cisneros Group, future expenses, expected improvements and expansion of telecommunication services and infrastructure in Latin America, our ability to effectively compete, future improvements in AOL mobile and AOL Anywhere services, AOL's ability to protect our intellectual property rights and the adequacy of our network infrastructure.

RISK FACTORS

     The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

     AOL AND THE CISNEROS GROUP CONTROL OUR COMPANY, MAY HAVE INTERESTS THAT CONFLICT WITH THE INTERESTS OF CLASS A COMMON STOCKHOLDERS AND ARE FREE TO PLACE THEIR INTERESTS AHEAD OF THOSE STOCKHOLDERS

     Because AOL and the Cisneros Group operate in the interactive services and media industries, their control of approximately 49.6% and 47.6%, respectively, of the voting power of our outstanding capital stock, creates actual and potential conflicts of interest between them and us. Neither our restated certificate of incorporation nor our agreements with AOL and the Cisneros Group prevent them from pursuing other opportunities that might be disadvantageous to us, acquiring a minority interest in businesses that compete with us or, in some instances, directly competing with us. Consequently, they each have the power to take actions that may be directly opposed to our interests and the interests of the class A common stockholders.

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

     First, we cannot engage in any business activity other than providing PC-based and AOL-branded TV-and wireless-based interactive services in Latin America without the approval of AOL and the Cisneros Group for as long as (i) AOL continues to own at least 50,929,167 shares of B stock, or 50% of the number of shares of series B preferred stock that we originally issued to it; and (ii) the Cisneros Group continues to own at least 50,929,167 shares of C stock, or 50% of the number of shares of series C preferred stock that we originally issued to it and two of our directors and one of our executive officers. Second, even if AOL acquires or develops AOL-branded wireless-based online services, we will not be able to offer these services or AOL-branded TV services in Latin America, although we have the license to do so, without the approval of both of the directors appointed by AOL and the Cisneros Group who serve on the special committee of our board of directors. Disputes may also arise with AOL over whether our licensed rights extend to particular services, due to possible ambiguities in the terms "PC-based," "TV-based" and "wireless-based services."

     Also, we are prevented from offering our services to Spanish- and Portuguese-speaking consumers in countries outside of Latin America.

     LIMITATIONS AND CONDITIONS ON OUR RIGHTS TO OFFER AOL-BRANDED ONLINE SERVICES AND PORTALS IN LATIN AMERICA COULD HARM THE VALUE OF THESE RIGHTS AND OUR ABILITY TO EFFECTIVELY COMPETE

     We have entered into a license agreement with AOL under which we have exclusive rights to offer AOL-branded PC-based online services and, as they are developed by AOL, AOL-branded TV- and wireless-based online services in Latin America. These rights to use AOL's brand name and services are vital to our success as an interactive services provider. However, they are subject to important conditions and limitations, some of which are beyond our control, which could preclude us from exercising our rights or materially diminish their value to us and could adversely affect our business.

     First, we have no rights to offer AOL-branded wireless-based online services unless the services are developed by AOL for commercial launch before August 7, 2004. Second, we will lose our exclusivity: (i) to AOL-branded PC-based online services, upon the later of December 15, 2003 or the date on which either AOL or the Cisneros Group owns 20% or less of our outstanding capital stock; and (ii) to AOL-branded TV-and wireless-based online services, upon the later of August 7, 2005 or the date on which either AOL or the Cisneros Group owns 20% or less of the outstanding capital stock of AOLA. Third, AOL may terminate our license agreement if we materially breach its terms. Fourth, our license to offer a network of Spanish- and Portuguese-language AOL-branded portals in Latin America is non-exclusive. Except for the CompuServe Classic-branded services, we have no rights to market non-AOL-branded interactive services owned by AOL, including Netscape, Digital City and MovieFone. These limitations may prevent us from pursuing potentially lucrative business opportunities.

     IF AOL AND THE CISNEROS GROUP FAIL TO AGREE ON MATTERS RELATED TO OUR BUSINESS, OUR BUSINESS MAY BE ADVERSELY AFFECTED FOR AS LONG AS THEY REMAIN IN DEADLOCK

     Because AOL and the Cisneros Group jointly control AOLA through provisions contained in our restated certificate of incorporation, restated by-laws, and stockholders' agreement, either AOL or the Cisneros Group can block a wide variety of actions, including expanding our business beyond offering AOL-branded TV-based and wireless-based online services in Latin America and changing significant corporate governance provisions in our restated certificate of incorporation and restated by-laws.

     OUR SHORT OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE FINANCIAL PERFORMANCE; TO DATE WE HAVE EXPERIENCED SUBSTANTIAL LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

     We are at an early stage of development in a new and rapidly evolving market. We launched our first AOLA country service and our first AOLA country Internet portal in November 1999 in Brazil. In July and August 2000, we launched our country service and Internet portal in Mexico and Argentina, respectively, and in December 2000, we began marketing the AOL-branded services in Puerto Rico. We incurred net losses of approximately $299.7 million from December 15, 1998, the date of our inception, through December 31, 2000. We expect to continue to incur net losses as we expend substantial resources to develop our business. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future. We will need to generate significant revenues to achieve profitability and we may not be able to do so.

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

     Because our marketing efforts include offering a free trial period to our subscribers and because of the early stage of our business, a substantial portion of our subscribers are in their free trial period. We expect that trial subscribers will represent a substantial portion of our total subscriber population as we continue to grow our subscriber base. Therefore, it will not be unusual at any particular date for a majority of our subscribers to be trial subscribers. The percentage of trial subscribers is likely to be at its highest during periods following our launch in a new market and following heavy promotional activity, which may include offering extended trial periods.

     A significant portion of our subscribers in Brazil have chosen to use the boletos method of payment rather than credit cards. The boleto is a customary form of payment, under which designated Brazilian banks act as conduits for collecting payments. A significant number of the subscribers using boletos, who have received an invoice, have not made timely payment.

     BECAUSE AOL, THE CISNEROS GROUP AND BANCO ITAU ONLY HAVE LIMITED COMMITMENTS TO FUND OUR CAPITAL REQUIREMENTS, IF WE ARE UNABLE TO OBTAIN FINANCING FROM OTHER SOURCES, WE WILL BE UNABLE TO SUSTAIN OUR BUSINESS

     We anticipate that the cash on hand and the cash to be invested by AOL, the Cisneros Group and Banco Itau will be sufficient to fund operations through the end of the 2001 calendar year based upon our current operating budget. A portion of this cash may be used for the acquisition and subsequent funding of technologies, products or businesses complementary to our business. If necessary, we may seek to sell additional equity or debt securities or to enter into a credit facility although there is no assurance that such funding will be obtained on favorable terms, if at all. Any additional equity financing, if available, may be dilutive to our stockholders, and any debt financing, if available, may involve restrictions on our financing and operating activities.

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

     In general, we compete with providers of Spanish- and Portuguese-language interactive services, including Internet access providers, portals, search engines and web directories. Our principal regional market competitors include StarMedia, Terra Lycos, which is affiliated with Telefonica, a leading telecommunications provider in Latin America, and UOL. Other competitors in our core target markets include Telmex in Mexico, which has an alliance with Microsoft and offers a Prodigy-branded service, and Ciudad Internet and Arnet, which is owned by Telecom, in Argentina. There are currently hundreds of other Internet access providers in Latin America and new portals are being launched on a monthly basis.

     Some of our competitors and potential future competitors may have the following advantages: longer operating histories, greater name recognition in some markets, better access to capital and larger established customer bases.

     Our competitors may develop interactive services that achieve greater market acceptance and new competitors may emerge and acquire significant market share. Future technological improvements may make the Internet easier to navigate and, therefore, the factors that differentiate our online services may lose their relevance. Further, competitors that own or have established alliances with cable, satellite or telecommunications companies may have distribution, technical or financial advantages, including the ability to offer Internet access services at lower prices.

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

     Economic, social and political conditions in Latin America are volatile. This volatility could make it difficult for us to develop our business, generate revenues or achieve or sustain profitability. Historically, volatility has been caused by currency devaluations, significant governmental influence over many aspects of local economies, imposition of trade barriers and political, social and economic instability.

     IF OUR RELATIONSHIP WITH BANCO ITAU IS NOT SUCCESSFUL, OUR REPUTATION, FINANCIAL CONDITION AND COMPETITIVE POSITION MAY BE HARMED

     Our strategic marketing alliance with Banco Itau is subject to a number of risks and uncertainties. We issued 31,700,000 shares of our class A common stock to Banco Itau on August 11, 2000. If we are unable to receive the expected benefits from this alliance, our business could suffer. For example:

          - Our future revenue projections are highly dependent on Banco Itau's ability to attract a significant number of subscribers to our co-branded service. If we and Banco Itau are not successful in attracting a significant number of subscribers, or if these subscribers do not choose to pay for the service but instead use only the free hours allotted to them, we will not achieve the revenue levels that we expect.

          - If we and Banco Itau disagree on future marketing programs, new product development or the direction of the alliance, it is unlikely we will fully recover the working capital and other resources we contribute to the alliance.

          - Because our agreement with Banco Itau severely limits our ability to enter into strategic relationships with other financial institutions in Brazil, we may be unable to take advantage of potentially lucrative business opportunities.

          - Because we and Banco Itau are marketing a co-branded service, if Banco Itau experiences any financial difficulties or negative publicity for any reason, our reputation and financial condition could be adversely affected.

     OUR ABILITY TO GENERATE REVENUES WOULD BE ADVERSELY AFFECTED IF E-COMMERCE FAILS TO GAIN ACCEPTANCE AS A VIABLE MEANS FOR TRANSACTING BUSINESS IN LATIN AMERICA

     A number of factors could delay or prevent the emergence of e-commerce in Latin America, which would impair our ability to generate revenues through our interactive services and adversely impact our business. Reasons why e-commerce in Latin America may not gain acceptance include the small percentage of consumers holding credit cards, which are the primary method of payment for e-commerce transactions in the U.S., perceived lack of security of commercial data, concerns over privacy of consumers' personal data and lack of adequate distribution and fulfillment operations for goods purchased.

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

     We will need to expand our operations to support the growth of our interactive services. However, if our member base grows rapidly, our managerial, operational and financial resources, systems and internal controls may be strained significantly. For example, we must be able to manage concurrently the demands that will be placed on our executive management team in the U.S. and on our local management teams in Latin America as we continue to expand our business. To accommodate a rapidly expanding member and user base and manage our growth, we must continue to implement and improve these systems and controls and effectively hire, train and manage our employees.

     OUR SERVERS, WHICH ARE OWNED AND MAINTAINED BY AOL, MAY BE SUBJECT TO SYSTEM FAILURES, COMPUTER VIRUSES OR OTHER UNANTICIPATED PROBLEMS THAT MAY DAMAGE OUR REPUTATION AND RESULT IN A LOSS OF MEMBERS AND IN A DECREASE IN USE OF OUR PORTALS

     Any damage to or failure of AOL's servers could adversely impact our business. The host computers that run our interactive services, which we refer to as our servers, are owned and maintained by AOL in three locations within the U.S. Our operations, therefore, depend entirely on AOL's ability to protect this equipment and the information stored there against events such as damage by fire, power loss, failures by third-party service providers, computer viruses and unauthorized intrusions.

     IF THE TELECOMMUNICATIONS NETWORKS WE USE ARE NOT RELIABLE OR ARE NOT ABLE TO ACCOMMODATE OUR ANTICIPATED GROWTH, THE QUALITY OF OUR ONLINE SERVICES AND OUR ABILITY TO MAKE OUR ONLINE SERVICES AVAILABLE TO OUR MEMBERS WOULD BE HARMED

     We depend entirely upon third-party telecommunications network providers to transmit data between AOL's servers in the U.S. and our members and content providers in Brazil, Mexico and Argentina, and we will be similarly dependent on these providers if we continue to expand our services. If these third-party telecommunications networks do not function properly, the quality of our online services, or even our ability to deliver our online services, would be compromised, which would adversely affect our business.

     Our primary areas of concern involve the capacity and reliability of these networks. We anticipate that we will need to enter into additional fiber optic network contracts. If our third-party network providers lack the capacity to accommodate a rapid increase in use of our online services, members may encounter delays in accessing and using our online services.

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

     Unless we can accommodate high-speed Internet and online service access, new technologies, such as TV- and wireless-based services, and operating system platforms other than Windows 95, Windows 98 and Windows ME in a timely manner, our interactive services will be less appealing to consumers and our revenues may decline. We expect high-speed Internet and online service access to become more widely available in Latin America but we have no current plans to offer such service. We will be at a competitive disadvantage if we cannot allow our members to connect to our online services at these higher speeds or over new technologies.

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

     New and existing laws and the interpretation of existing laws may cover issues such as: copyright, trademark and patent infringement, access to networks, sales and other taxes, content provided on our services, user privacy and data protection, pricing controls and cross-border commerce.

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

     We are exposed to market risk as it relates to changes in the market value of our investments. As of December 31, 2000, we had an investment in Hollywood.com, a public company, with a fair market value of approximately $0.8 million. We acquired this investment in exchange for future services. It is comprised of common stock and warrants which had an original fair market value of $4.5 million. During the six months ended December 31, 2000, as a result of our determination that the decline in the fair market value on the common share portion of our investment in Hollywood.com was other than temporary, the net realized loss on this portion of the investment was $2.2 million and is included as an impairment charge to other income. Pursuant to the criteria established by the Financial Accounting Board Statements, ("SFAS") No. 133, which we adopted on July 1, 2000, the warrants acquired in this transaction are classified as derivatives. The decline in value of the warrants since inception totaled $1.5 million, $1.3 million of which was recorded as a charge to other income during the quarter ended September 30, 2000. An additional $0.2 million of decline in value in the warrants was recorded as a charge to other income during the quarter ended December 31, 2000. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines on our earnings and cash flows. Continued market declines are beyond our control and have the potential to have a material non-cash impact on our operating results in future periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements listed under the heading "(a)
(1) Consolidated Financial Statements" of Item 14 of this report, which financial statements are incorporated herein by reference in response to this
Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is incorporated by reference from the Sections titled "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the Section titled "Executive Compensation," but not from the Sections titled "Executive Compensation -- Performance Graph" and "Executive Compensation -- Report on Executive Compensation by the Compensation Committee of the Board of Directors," in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference from the Section titled "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the Section titled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of America Online Latin America, Inc. and the Report of Independent Certified Public Accountants thereon are included below:

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Changes in Stockholders'
  Equity....................................................  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to the Consolidated Financial Statements..............  F-7

(A)(2) FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules required by Item 14(a)(2) have been omitted because they are either inapplicable or the required information has been included in our consolidated financial statements and notes thereto.

(A)(3) EXHIBITS

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below. Copies of exhibits will be furnished, upon request, to holders or beneficial owners of America Online Latin America, Inc. class A common stock as of March 22, 2001, subject to payment in advance of a fee of 25 cents per page to reimburse America Online Latin America, Inc. for reproduction costs.

                                  EXHIBIT LIST

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
- -------                     ----------------------
 3.1     Restated Certificate of Incorporation of America Online
         Latin America, Inc. (included as Exhibit 3.1 to Amendment
         No. 10 of the Company's Registration Statement on Form S-1
         (No. 333-95051) and incorporated herein by reference).
 3.2     Restated By-laws of America Online Latin America, Inc.
         (included as Exhibit 3.2 to Amendment No. 10 of the
         Company's Registration Statement on Form S-1 (No. 333-95051)
         and incorporated herein by reference).
*3.3     Amendment to Restated Certificate of Incorporation of
         America Online Latin America, Inc.
 4.1     Form of class A common stock certificate (included as
         Exhibit 4.1 to Amendment No. 10 of the Company's
         Registration Statement on Form S-1 (No. 333-95051) and
         incorporated herein by reference).
#10.1    America Online Latin America, Inc. 2000 Stock Plan (included as Exhibit 10.1 to Amendment No. 10 of the Company's
         Registration Statement on Form S-1 (No. 333-95051) and
         incorporated herein by reference).
+10.2    Stockholders' Agreement by and among America Online Latin
         America, Inc., America Online, Inc. and Riverview Media
         Corp., dated as of August 7, 2000 (included as Exhibit 10.2 to Amendment No. 12 of the Company's Registration Statement
         on Form S-1 (No. 333-95051) and incorporated herein by
         reference).
 10.3    Contribution Agreement by and among America Online Latin
         America, Inc., AOL Latin America, S.L., America Online, Inc.
         and Riverview Media Corp., dated as of August 7, 2000
         (included as Exhibit 10.3 to Amendment No. 11 of the
         Company's Registration Statement on Form S-1 (No. 333-95051)
         and incorporated herein by reference).
 10.4    Registration Rights Agreement by and among America Online
         Latin America, Inc., America Online, Inc. and Riverview
         Media Corp., dated as of August 7, 2000 (included as Exhibit
         10.4 to Amendment No. 2 of the Company's Registration
         Statement on Form S-1 (No. 333-95051) and incorporated
         herein by reference).
+10.5    AOL License Agreement by and between America Online, Inc.
         and America Online Latin America, Inc., dated as of August
         7, 2000 (included as Exhibit 10.5 to Amendment No. 11 of the
         Company's Registration Statement on Form S-1 (No. 333-95051)
         and incorporated herein by reference).
+10.6    AOL Online Services Agreement by and between America Online,
         Inc. and America Online Latin America, Inc., dated as of
         August 7, 2000 (included as Exhibit 10.6 to Amendment No. 11 of the Company's Registration Statement on Form S-1 (No.
         333-95051) and incorporated herein by reference).
 10.7    Amended and Restated Warrant issued by America Online Latin
         America, Inc. to America Online, Inc., dated as of August 7,
         2000 (included as Exhibit 10.7 to Amendment No. 2 of the
         Company's Registration Statement on Form S-1 (No. 333-95051)
         and incorporated herein by reference).
#10.8    Letter of employment for Charles M. Herington, dated
         February 26, 1999 (included as Exhibit 10.8 to Amendment No.
         10 of the Company's Registration Statement on Form S-1 (No.
         333-95051) and incorporated herein by reference).
*10.9    Amendment to Letter of Employment for Charles M. Herington,
         dated December 15, 2000.
+10.10   Agreement by and between Embratel and AOL Brasil Ltda.,
         dated as of October 18, 1999 (included as Exhibit 10.10 to
         Amendment No. 11 of the Company's Registration Statement on
         Form S-1 (No. 333-95051) and incorporated herein by
         reference).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
- -------                     ----------------------
+10.11   Agreement by and between Netstream Telecom Ltda. and AOL
         Brasil Ltda., dated as of September 24, 1999 (included as
         Exhibit 10.11 to Amendment No. 12 of the Company's
         Registration Statement on Form S-1 (No. 333-95051) and
         incorporated herein by reference).
+10.12   Form of Amendment to Agreement by and between Embratel and
         AOL Brasil Ltda., dated as of October 18, 1999 (included as
         Exhibit 10.12 to Amendment No. 11 of the Company's
         Registration Statement on Form S-1 (No. 333-95051) and
         incorporated herein by reference).
+10.13   Strategic Interactive Services and Marketing Agreement by
         and among America Online Latin
+10.14   Stock Subscription Agreement by and among America Online
         Latin America, Inc., Banco Itau S.A. and Banco Banerj S.A.,
         dated as of June 12, 2000 (included as Exhibit 10.14 to
         Amendment No. 6 of the Company's Registration Statement on
         Form S-1 (No. 333-95051) and incorporated herein by
         reference).
 10.15   Form of Registration Rights and Stockholders' Agreement by
         and among America Online Latin America, Inc., Banco Itau
         S.A. and Banco Banerj S.A., dated as of August 7, 2000
         (included as Exhibit 10.15 to Amendment No. 6 of the
         Company's Registration Statement on Form S-1 (No. 333-95051)
         and incorporated herein by reference).
 10.16   Form of Escrow Agreement by and among The Bank of New York,
         America Online Latin America, Inc., AOL Brasil Ltda. and
         Banco Itau S.A., dated as of August 7, 2000 (included as
         Exhibit 10.16 to Amendment No. 6 of the Company's
         Registration Statement on Form S-1 (No. 333-95051) and
         incorporated herein by reference).
+10.17   Agreement by and between Avantel, S.A. and AOL Mexico, S. de
         R.L. de C.V., dated as of January 20, 2000 (included as
         Exhibit 10.17 to Amendment No. 12 of the Company's
         Registration Statement on Form S-1 (No. 333-95051) and
         incorporated herein by reference).
+10.18   Agreement by and between Impsat, S.A. and AOL Argentina,
         S.R.L., dated as of December 23, 1999 (included as Exhibit
         10.18 to Amendment No. 12 of the Company's Registration
         Statement on Form S-1 (No. 333-95051) and incorporated
         herein by reference).
 10.19   Contribution Agreement by and among America Online Latin
         America, Inc., AOL Latin America, S.L., America Online, Inc.
         and Riverview Media Corp., dated as of July 3, 2000
         (included as Exhibit 10.19 to Amendment No. 10 of the
         Company's Registration Statement on Form S-1 (No. 333-95051)
         and incorporated herein by reference).
#10.20   Letter of employment for Javier Aguirre, dated February 22,
         2000 (included as Exhibit 10.20 to Amendment No. 10 of the
         Company's Registration Statement on Form S-1 (No. 333-95051)
         and incorporated herein by reference).
#10.21   Letter of employment for Gustavo Benejam, dated February 25,
         2000 (included as Exhibit 10.21 to Amendment No. 10 of the
         Company's Registration Statement on Form S-1 (No. 333-95051)
         and incorporated herein by reference).
#10.22   Letter of employment for John D. Gardiner, dated February
         23, 2000 (included as Exhibit 10.22 to Amendment No. 10 of the Company's Registration Statement on Form S-1 (No.
         333-95051) and incorporated herein by reference).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
- -------                     ----------------------
#10.23   Letter of employment for Eduardo Hauser, dated February 22,
         2000 (included as Exhibit 10.23 to Amendment No. 10 of the
         Company's Registration Statement on Form S-1 (No. 333-95051)
         and incorporated herein by reference).
 21.1    Subsidiaries of America Online Latin America, Inc. (included as Exhibit 21.1 to Amendment No. 10 of the Company's
         Registration Statement on Form S-1 (No. 333-95051) and
         incorporated herein by reference).
*23.1    Consent of Ernst & Young LLP, Independent Certified Public
         Accountants

- ---------------

* Filed herewith
# Management contract, or compensatory plan or arrangement
+ Portions of the exhibits containing confidential information have been omitted and filed separately with the Commission.

(B) REPORTS ON FORM 8-K

     We filed on November 22, 2000 a report on Form 8-K dated November 22, 2000 to file a press release (i) reporting the launch of our regional portal and (ii) correcting inaccuracies contained in recent press reports.

     We filed a report on January 22, 2001 on Form 8-K dated January 11, 2001 to report a change in our fiscal year.

     We filed a report on February 28, 2001 on Form 8-K dated February 14, 2001 to file a press release reporting (i) our financial results for the quarter ended December 31, 2000, and (ii) additional financing to be provided by our principal stockholders.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON BEHALF OF THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN FORT LAUDERDALE, FLORIDA, ON MARCH 30, 2001.

                                          America Online Latin America, Inc.

                                          By: /s/ CHARLES M. HERINGTON
                                            ------------------------------------
                                            Charles M. Herington
                                            Chief Executive Officer

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

              /s/ CHARLES M. HERINGTON                 Chief Executive Officer          March 28, 2001
- -----------------------------------------------------  (Principal executive officer)
                Charles M. Herington

                 /s/ JAVIER AGUIRRE                    Chief Financial Officer          March 30, 2001
- -----------------------------------------------------  (principal financial officer)
                   Javier Aguirre

               /s/ PAUL FREUDENTHALER                  Controller (principal            March 30, 2001
- -----------------------------------------------------  accounting officer)
                 Paul Freudenthaler

                /s/ STEVEN I. BANDEL                   Director                         March 30, 2001
- -----------------------------------------------------
                  Steven I. Bandel

               /s/ GUSTAVO A. CISNEROS                 Director                         March 30, 2001
- -----------------------------------------------------
                 Gustavo A. Cisneros

               /s/ RICARDO J. CISNEROS                 Director                         March 30, 2001
- -----------------------------------------------------
                 Ricardo J. Cisneros

                /s/ MILES R. GILBURNE                  Director                         March 30, 2001
- -----------------------------------------------------
                  Miles R. Gilburne

                /s/ J. MICHAEL KELLY                   Director                         March 30, 2001
- -----------------------------------------------------
                  J. Michael Kelly

                 /s/ MICHAEL LYNTON                    Director                         March 30, 2001
- -----------------------------------------------------
                   Michael Lynton

              /s/ ROBERT S. O'HARA, JR.                Director                         March 30, 2001
- -----------------------------------------------------
                Robert S. O'Hara, Jr.

                /s/ CRISTINA PIERETTI                  Director                         March 30, 2001
- -----------------------------------------------------
                  Cristina Pieretti

                /s/ ROBERT W. PITTMAN                  Director                         March 30, 2001
- -----------------------------------------------------
                  Robert W. Pittman

                /s/ GERALD SOKOL, JR.                  Director                         March 30, 2001
- -----------------------------------------------------
                  Gerald Sokol, Jr.

              /s/ VERNON E. JORDAN, JR.                Director                         March 30, 2001
- -----------------------------------------------------
                Vernon E. Jordan, Jr.

                /s/ WILLIAM H. LUERS                   Director                         March 30, 2001
- -----------------------------------------------------
                  William H. Luers

                /s/ M. BRIAN MULRONEY                  Director                         March 28, 2001
- -----------------------------------------------------
                  M. Brian Mulroney

                                                       Director
- -----------------------------------------------------
               Roberto Egydio Setubal

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 10-K

                                                              PAGE
                                                              ----

Report of Independent Certified Public Accountants..........   F-2

Consolidated Balance Sheets.................................   F-3

Consolidated Statements of Operations.......................   F-4

Consolidated Statements of Changes in Stockholders'
  Equity....................................................   F-5

Consolidated Statements of Cash Flows.......................   F-6

Notes to the Consolidated Financial Statements..............   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
America Online Latin America, Inc.

     We have audited the accompanying consolidated balance sheets of America Online Latin America, Inc. as of December 31, 2000 and June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the six-month period ended December 31, 2000, the year ended June 30, 2000, and the period from December 15, 1998 (date of inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Online Latin America, Inc. at December 31, 2000 and June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for the six-month period ended December 31, 2000, the year ended June 30, 2000, and the period from December 15, 1998 (date of inception) to June 30, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Miami, Florida
January 31, 2001, except for
  Note 10, as to which the
  date is March 30, 2001

                       AMERICA ONLINE LATIN AMERICA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    JUNE 30,    JUNE 30,
                                                                  2000          2000        1999
                                                              ------------    --------    --------
                                                              (IN THOUSANDS, EXCEPT SHARE AND PER
                                                                          SHARE DATA)
                                              ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 63,509      $33,321     $17,716
  Short-term investments....................................      69,357           --          --
  Trade accounts receivable, less allowances of $501, $300,
    and $180 at December 31, 2000 and June 30, 2000 and
    1999, respectively......................................       3,724        1,286       1,448
  Other receivables.........................................      12,269        2,140          53
  Prepaid offering costs....................................          --        3,476          --
  Prepaid expenses and other current assets.................      15,200        2,285         240
                                                                --------      -------     -------
         Total current assets...............................     164,059       42,508      19,457
  Property and equipment, net...............................      11,307        8,367           9
  Investments, including available for sale securities......         754        1,756          --
  Product development and other intangible assets, net......       1,876        1,981          --
  Other assets..............................................       1,035        1,028           1
                                                                --------      -------     -------
         Total assets.......................................    $179,031      $55,640     $19,467
                                                                ========      =======     =======
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable......................................    $ 25,024      $13,868     $    40
Payables to affiliates......................................      10,976        8,637       2,685
Other accrued expenses and liabilities......................       9,236        2,694         183
Deferred revenue............................................       3,187        1,927          --
Accrued personnel costs.....................................       3,450        1,919         262
Other taxes payable.........................................         943          202         131
                                                                --------      -------     -------
         Total current liabilities..........................      52,816       29,247       3,301
Deferred revenue............................................       1,957        2,804          --
Other liabilities...........................................         437          270          --
                                                                --------      -------     -------
         Total liabilities..................................      55,210       32,321       3,301
Stockholders' equity:
Preferred stock, $.01 par value; 500,000,000 shares
  authorized:
  Series B and C cumulative redeemable convertible--
    150,000,000 shares authorized each; 101,858,334 shares
      of series B and 97,803,960 shares of series C issued
      and outstanding at December 31, 2000; 101,858,334
      shares of each of series B and C, issued and
      oustanding at June 30, 2000 and 1999, ($252,914 and
      $242,847 liquidation value Series B and C,
      respectively, at December 31, 2000)...................       1,997        2,038       2,038
Common stock, $.01 par value; 1,750,000,000 shares
  authorized:
  Class A--1,250,000,000 shares authorized; 62,848,124
    shares issued and outstanding at December 31, 2000, no
    shares issued and outstanding at June 30, 2000 and
    1999....................................................         629           --          --
  Class B and C-- 250,000,000 shares each authorized; no
    shares issued and outstanding...........................          --           --          --
Additional paid-in capital..................................     651,491      124,940      94,061
Unearned services...........................................    (230,671)          --          --
Subscription receivable from affiliate......................          --           --     (77,979)
Accumulated other comprehensive income (loss)...............          71       (3,874)        (82)
Accumulated deficit.........................................    (299,696)     (99,785)     (1,872)
                                                                --------      -------     -------
         Total stockholders' equity.........................     123,821       23,319      16,166
                                                                --------      -------     -------
         Total liabilities and stockholders' equity.........    $179,031      $55,640     $19,467
                                                                ========      =======     =======

                             See accompanying notes

                       AMERICA ONLINE LATIN AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       FOR THE PERIOD FROM
                                                 SIX MONTHS ENDED                       DECEMBER 15, 1998
                                                   DECEMBER 31,          YEAR ENDED   (DATE OF INCEPTION) TO
                                             -------------------------    JUNE 30,           JUNE 30,
                                                2000          1999          2000               1999
                                             -----------   -----------   ----------   ----------------------
                                                           (UNAUDITED)
                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues:
  Subscriptions............................  $     8,050     $  2,106     $  5,848           $ 1,644
  Advertising and commerce.................        4,423          537        3,352                --
                                             -----------     --------     --------           -------
          Total revenues...................       12,473        2,643        9,200             1,644
Cost and expenses:
  Cost of revenues, $4,740 and $1,516
     (unaudited) and $2,561 and $1,052 from
     affiliates, respectively..............       38,270        4,828       20,366             1,091
  Sales and marketing, $173 and $0
     (unaudited) and $0 and $0 from
     affiliates, respectively..............      150,951       19,521       70,547                12
  Product development, $4,120 and $927
     (unaudited) and $2,246 and $312 from
     affiliates, respectively..............        4,120          927        2,525               312
  General and administrative, $1,451 and
     $2,025 (unaudited) and $2,283 and
     $1,317 from affiliates,
     respectively..........................       19,247        6,108       15,686             1,979
                                             -----------     --------     --------           -------
          Total costs and expenses.........      212,588       31,384      109,124             3,394
                                             -----------     --------     --------           -------
Loss from operations.......................     (200,115)     (28,741)     (99,924)           (1,750)
Other income, net..........................          204          592        2,011                 9
                                             -----------     --------     --------           -------
Loss before provision for income taxes.....     (199,911)     (28,149)     (97,913)           (1,741)
Provision for income taxes.................           --           --           --              (131)
                                             -----------     --------     --------           -------
Net loss before dividends on Series B and C
  preferred shares.........................  $  (199,911)    $(28,149)    $(97,913)          $(1,872)
                                             ===========     ========     ========           =======
Dividends on Series B and C preferred
  shares...................................        5,711
                                             -----------
Net loss applicable to common
  stockholders.............................  $  (205,622)
                                             ===========
Loss per common share, basic and diluted...  $     (4.24)         n/a          n/a               n/a
                                             ===========     ========     ========           =======
Weighted average number of common shares...   48,496,436          n/a          n/a               n/a
                                             ===========     ========     ========           =======

                             See accompanying notes

                       AMERICA ONLINE LATIN AMERICA, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     PREFERRED STOCK         COMMON STOCK       ADDITIONAL                      SUBSCRIPTION
                                   --------------------   -------------------    PAID-IN       UNEARNED          RECEIVABLE
                                     SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL      SERVICES(*)      FROM AFFILIATE
                                   -----------   ------   ----------   ------   ----------   -------------     --------------
Capital contribution on December
  15, 1998
  (inception)....................  203,716,668   $2,038           --    $ --     $ 98,061    $          --       $(100,099)
Payment of subscription
  receivable from affiliate......           --       --           --      --           --               --          22,120
Acquisition of CompuServe
  subscribers....................           --       --           --      --       (4,000)              --              --
Foreign currency translation
  adjustment.....................           --       --           --      --           --               --              --
Net loss.........................           --       --           --      --           --               --              --
                                   -----------   ------   ----------    ----     --------    -------------       ---------
BALANCES AT JUNE 30, 1999........  203,716,668    2,038           --      --       94,061               --         (77,979)
                                   -----------   ------   ----------    ----     --------    -------------       ---------
Payment of subscription
  receivable from affiliate......           --       --           --      --           --               --          77,979
Capital contribution.............           --       --           --      --       30,000               --              --
Payment from affiliates for
  CompuServe subscribers.........           --       --           --      --          879               --              --
Foreign currency translation
  adjustment.....................           --       --           --      --           --               --              --
Unrealized loss on investments in
  available for sale
  securities.....................           --       --           --      --           --               --              --
Net loss.........................           --       --           --      --           --               --              --
                                   -----------   ------   ----------    ----     --------    -------------       ---------
BALANCES AT JUNE 30, 2000........  203,716,668    2,038           --      --      124,940               --              --
                                   -----------   ------   ----------    ----     --------    -------------       ---------
Stock issued in IPO and
  overallotment, net of offering
  costs of $13,461...............           --       --   27,062,500     271      202,769               --              --
Stock and stock options issued
  for services...................           --       --   31,731,250     317      253,782         (230,671)(*)          --
Preferred stock conversion.......   (4,054,374)     (41)   4,054,374      41           --               --              --
Capital contribution.............           --       --           --      --       70,000               --              --
Unrealized gain on investments in
  available for sale securities
  of $186, including
  reclassification adjustment for
  realized losses of $2,869
  included in net loss for the
  period.........................           --       --           --      --           --               --              --
Foreign currency translation
  adjustment.....................           --       --           --      --           --               --              --
Net loss.........................           --       --           --      --           --               --              --
                                   -----------   ------   ----------    ----     --------    -------------       ---------
BALANCES AT DECEMBER 31, 2000....  199,662,294   $1,997   62,848,124    $629     $651,491    $    (230,671)(*)   $      --
                                   ===========   ======   ==========    ====     ========    =============       =========

                                    ACCUMULATED
                                       OTHER                                 COMPREHENSIVE
                                   COMPREHENSIVE   ACCUMULATED                  INCOME
                                   INCOME (LOSS)     DEFICIT       TOTAL        (LOSS)
                                   -------------   -----------   ---------   -------------
Capital contribution on December
  15, 1998
  (inception)....................     $    --       $      --    $      --
Payment of subscription
  receivable from affiliate......          --              --       22,120
Acquisition of CompuServe
  subscribers....................          --              --       (4,000)
Foreign currency translation
  adjustment.....................         (82)             --          (82)    $     (82)
Net loss.........................          --          (1,872)      (1,872)       (1,872)
                                      -------       ---------    ---------     ---------
BALANCES AT JUNE 30, 1999........         (82)         (1,872)      16,166     $  (1,954)
                                      -------       ---------    ---------     =========
Payment of subscription
  receivable from affiliate......          --              --       77,979
Capital contribution.............          --              --       30,000
Payment from affiliates for
  CompuServe subscribers.........          --              --          879
Foreign currency translation
  adjustment.....................        (923)             --         (923)    $    (923)
Unrealized loss on investments in
  available for sale
  securities.....................      (2,869)             --       (2,869)       (2,869)
Net loss.........................          --         (97,913)     (97,913)      (97,913)
                                      -------       ---------    ---------     ---------
BALANCES AT JUNE 30, 2000........      (3,874)        (99,785)      23,319     $(101,705)
                                      -------       ---------    ---------     =========
Stock issued in IPO and
  overallotment, net of offering
  costs of $13,461...............          --              --      203,040
Stock and stock options issued
  for services...................          --              --       23,428
Preferred stock conversion.......          --              --           --
Capital contribution.............          --              --       70,000
Unrealized gain on investments in
  available for sale securities
  of $186, including
  reclassification adjustment for
  realized losses of $2,869
  included in net loss for the
  period.........................       3,055              --        3,055     $   3,055
Foreign currency translation
  adjustment.....................         890              --          890           890
Net loss.........................          --        (199,911)    (199,911)     (199,911)
                                      -------       ---------    ---------     ---------
BALANCES AT DECEMBER 31, 2000....     $    71       $(299,696)   $ 123,821     $(195,966)
                                      =======       =========    =========     =========

- ---------------

(*) Unearned services includes $253.6 million associated with stock issued to Banco Itau less related amortization through December 31, 2000, of $21.1 million including $2.1 million expensed and accrued as of June 30, 2000.

                             See accompanying notes

                       AMERICA ONLINE LATIN AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      FOR THE PERIOD
                                                                                     FROM DECEMBER 15,
                                                  SIX MONTHS ENDED                     1998 (DATE OF
                                                    DECEMBER 31,        YEAR ENDED     INCEPTION) TO
                                                ---------------------    JUNE 30,        JUNE 30,
                                                  2000        1999         2000            1999
                                                ---------   ---------   ----------   -----------------
                                                            UNAUDITED
                                                                    (IN THOUSANDS)
Cash flows from operating activities
Net loss......................................  $(199,911)  $(28,149)    $(97,913)        $(1,872)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization...............      1,545         91          850              --
  Loss from investments including
     available-for-sale securities............      3,705         --           --              --
  Non-cash marketing expenses.................     21,346         --           --              --
Changes in assets and liabilities:
  Trade accounts receivable...................     (2,521)    (1,396)         170          (1,443)
  Other receivables...........................    (10,203)      (206)      (2,118)            (53)
  Prepaid expenses and other current assets...    (13,070)      (322)      (2,533)           (240)
  Other assets................................         (6)      (200)      (1,076)             (1)
  Trade accounts payable......................     11,599      6,270       13,782              40
  Payables to affiliates......................      5,000      2,758        5,809           2,681
  Accrued expenses and other current
     liabilities..............................      6,748      1,138        2,505             183
  Deferred revenue and other liabilities......        854      1,003          372              --
  Accrued personnel costs.....................      1,628        732        1,643             262
  Other taxes payable.........................        762        (78)          73             131
                                                ---------   --------     --------         -------
          Total adjustments...................     27,387      9,790       19,477           1,560
                                                ---------   --------     --------         -------
Net cash used in operating activities.........   (172,524)   (18,359)     (78,436)           (312)
Cash flows from investing activities:
Purchase of property and equipment............     (4,454)    (2,690)      (9,129)             (9)
Purchase of short-term investments............   (128,519)        --           --              --
Sale of short-term investments................     59,162         --           --              --
Product development costs.....................       (225)      (770)      (2,167)             --
                                                ---------   --------     --------         -------
Net cash used in investing activities.........    (74,036)    (3,460)     (11,296)             (9)
                                                ---------   --------     --------         -------
Cash flows from financing activities:
Proceeds from affiliate capital
  contributions...............................     70,000     23,000       30,000              --
Payments of subscription receivable from
  affiliate...................................         --         --       77,979          22,120
Dividend for CompuServe subscribers...........         --         --          879          (4,000)
Proceeds from IPO net of offering costs
  (payment of costs)..........................    206,124        (46)      (3,038)             --
                                                ---------   --------     --------         -------
Net cash provided by financing activities.....    276,124     22,954      105,820          18,120
                                                ---------   --------     --------         -------
Effect of exchange rate changes on cash and
  cash equivalents............................        624      1,362         (483)            (83)
                                                ---------   --------     --------         -------
Net increase in cash and cash equivalents.....     30,188      2,497       15,605          17,716
Cash and cash equivalents at beginning of
  period......................................     33,321     17,716       17,716              --
                                                ---------   --------     --------         -------
Cash and cash equivalents at end of period....  $  63,509   $ 20,213     $ 33,321         $17,716
                                                =========   ========     ========         =======

                             See accompanying notes

                       AMERICA ONLINE LATIN AMERICA, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

     America Online Latin America, Inc. ("AOLA" or the "Company") began operations in December 1998. Also in December 1998, the Company acquired America Online Inc.'s Latin American CompuServe Classic subscribers. AOLA launched its first online service and portal in Brazil in November 1999. AOLA launched its country services and portals in Mexico and Argentina in July 2000 and August 2000, respectively. Under an agreement with AOL, the Company provides certain Spanish language content to AOL's subscribers in Puerto Rico and markets the AOL brand service in Puerto Rico. On August 11, 2000, the Company completed its initial public offering ("IPO") of 25,000,000 shares of its class A common stock, raising approximately $187.4 million in net proceeds. In September 2000, the underwriters of the IPO exercised a portion of their over-allotment option and purchased an additional 2,062,500 shares of class A common stock, raising approximately $15.6 million in additional net proceeds.

     Before the effective date of the IPO, AOLA conducted its business operations through affiliates of AOL Latin America, S.L., a limited liability company organized in Spain in December 1998. AOL Latin America, S.L. was originally formed as a joint venture between AOL and the Cisneros Group of Companies (the "Cisneros Group"). In December 1998, each owned 50% interests in AOL Latin America, S.L. AOL contributed royalty free license rights in exchange for its ownership interest. AOL's non-cash capital contribution of the royalty free license rights was recorded at AOL's historical cost basis, which was zero. The Cisneros Group agreed to contribute an aggregate amount of approximately $100 million through July 2, 2001, in exchange for its ownership interest. The Cisneros Group completed its initial funding commitment in April 2000. The Cisneros Group sold 1.96% of the shares of the company holding its interest in AOL Latin America, S.L. at cost to two executives of the Cisneros Group (Steven Bandel and Cristina Pieretti, directors of the Company) and a former executive of the Cisneros Group who is now an executive of the Company (Eduardo Hauser). The Company did not record a corresponding compensation expense since the price paid by these individuals for the stock was the same price as the Cisneros Group had paid for the stock at the formation of the Company.

     On August 7, 2000, AOLA became the holding company of, and indirectly acquired AOL Latin America, S.L. and its affiliates, through a corporate reorganization. In the reorganization, AOL, the Cisneros Group and the three individuals named above exchanged their interests in AOL Latin America, S.L. and its affiliates for shares of the Company's series B preferred and series C preferred stock. As a result, AOL holds 101,858,334 shares of the Company's series B preferred stock and the Cisneros Group and certain family members of Messrs. Gustavo and Ricardo Cisneros hold 97,803,960 shares of the Company's series C preferred stock. The three individuals received 1,996,424 shares of series C preferred stock, which automatically converted into class A common stock upon its transfer to them. AOL also received a warrant to purchase 16,541,250 shares in any combination of the Company's series B preferred, class A common or class B common stock at a per share exercise price equal to the initial public offering price of $8.00 per share. The Company issued the warrant to AOL in exchange for the exclusive right to offer in Latin America any AOL-branded wireless-based online services. This non-cash capital contribution was valued at AOL's historical cost basis, which was zero. The accompanying financial statements reflect the reorganization as of the earliest period presented. Immediately after the initial closing of the IPO, AOLA also issued an aggregate of 31,700,000 shares of its class A common stock to Banco Itau and its affiliate, Banco Banerj, in connection with the establishment of a strategic marketing alliance between the Company and Banco Itau.

     The Company's family of AOL-branded interactive services includes the AOLA country services, its comprehensive online services that are available to subscribing members, the AOLA country Internet portals and the Latin American regional Internet portal. The Company's network of country and regional Internet portals offers content, community and commerce opportunities to all Internet users. The Company's interactive services are developed on a country-by-country and regional basis and are tailored to local interests. The Company derives its revenues principally from member subscriptions to its AOLA country services. The

                       AMERICA ONLINE LATIN AMERICA, INC.

Company is building its online service member base and portal user base to generate additional revenues from advertising and commerce.

     The Company currently has the exclusive right to offer AOL-branded PC-based online services in Latin America. Under its license agreement with AOL, it also has the exclusive right to offer AOL-branded TV-based online services in Latin America if AOL develops these services. The Company also has the exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by AOL for commercial launch on or before August 7, 2004. The Company also has the right in Latin America to promote AOL's ICQ service, which features leading, real-time communications software and an associated portal. The ICQ service enables its worldwide community of users, including users in Latin America, to find and communicate with each other in real time.

     From inception through December 31, 2000, the Company's operations have been financed through capital contributed by the Cisneros Group ($150.1 million) and AOL ($50.0 million) and through proceeds generated by the Company's IPO and the overallotment option. During the six months ending December 31, 2000, the Company used $172.5 million in cash to fund losses from operations. As discussed in Note 10, the Company has arranged for $150.0 million in additional financing. Management anticipates that the cash on hand and the cash to be contributed by AOL, the Cisneros Group and Banco Itau will be sufficient to fund operations through the end of the 2001 calendar year based upon its current operating budget. In addition, the projected spending under the current business plan is comprised primarily of discretionary items that could be adjusted, when or if necessary. When, or, if necessary, the Company may seek to sell additional equity or debt securities or to enter into a credit facility, although there is no assurance that such funding will be obtained on favorable terms, if at all.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. These financial statements include the accounts of the Company, its subsidiaries and its predecessors on a consolidated basis since the Company's inception on December 15, 1998. All significant intercompany accounts and transactions have been eliminated.

     Fiscal Year. In December 2000, the Company's Board of Directors approved changing the Company's fiscal year-end from June 30 to December 31. Accordingly, the accompanying consolidated financial statements present a six-month transition period ended December 31, 2000.

     Revenue Recognition. The Company recognizes subscription revenues over the period that it provides its service following expiration of the member's trial period. For subscribers in Brazil, Mexico and Argentina that have elected to pay their subscription fees with credit or debit cards, or through direct debit from bank accounts, the Company recognizes subscription revenues when the fees become due and are confirmed as collectible. For subscribers who pay on a cash basis, the Company does not record subscription revenues until the cash payment is received. As the Company gains experience with the collectibility of its accounts, it will begin to recognize revenue when the fees become due.

     The Company recognizes advertising revenues for advertising arrangements that require the Company to display a specified number of advertisements, for a fixed fee, as the advertisements are displayed. The Company recognizes revenues derived from sponsorship or co-sponsorship arrangements that provide for advertising and other services on a straight-line basis over the term of the contract, provided the Company is meeting its obligations under the contract. The Company records deferred revenues when it receives payments from advertisers before the Company displays their advertisements on its interactive services.

     The Company also derives revenues from commerce transactions conducted through its interactive services as either a flat payment or a percentage of each commerce transaction that is attributable to its interactive services, or both. The Company recognizes revenues derived from the Company's share of the

                       AMERICA ONLINE LATIN AMERICA, INC.

proceeds from commerce transactions when it is notified of sales that are attributable to its interactive services. As of December 31, 2000, there have been no material commerce transactions.

     The Company measures revenue for payments made in the form of equity at the fair value of the securities at the earlier of the initiation of the agreement, if fully vested and non-forfeitable, or the date performance is complete. The fair value of these securities is determined by using either market price or other standard valuation models. If the Company's receipt of the securities is contingent upon the Company achieving performance criteria, the Company will measure revenue at that time based upon the achievement of those criteria. The Company recognizes these revenues ratably, over the term of the contract, or when performance is completed. During the year ended June 30, 2000, the Company received $4.5 million of equity securities for future services. The Company did not receive any equity securities for future services during the six months ended December 31, 2000.

     The Company engages in barter transactions in which it exchanges advertising for products and services. The value of such transactions is recorded at the estimated fair value of the products or services received or given. The Company recognizes revenue for barter transactions when it provides services or receives products or services that are charged to expense when used. Barter transactions are not material to the Company for all periods presented.

     Property and Equipment. Property and equipment, including leasehold improvements, are stated at cost. Depreciation or amortization is computed using the straight-line method over the following estimated useful lives:

Computer equipment and internal software....................  2 to 5 years
Leasehold and network improvements..........................       4 years
Furniture and fixtures......................................       5 years
Equipment and automobiles...................................       5 years

     Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" requires the Company to capitalize various costs for the development of internal use software, including the costs of coding, software configuration, upgrades and enhancements. The Company accounts for costs incurred for software obtained or developed for internal use in accordance with SOP 98-1.

     In March 2000, the Emerging Issues Task Force ("EITF") issued its consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). The Company accounts for the development and maintenance of its website in accordance with EITF 00-2.

     Product Development Costs. The Company capitalizes product development costs when the product or enhancement reaches technological feasibility. These costs mainly consist of charges from AOL for personnel and related costs associated with the localization of the Company's interactive services and any developments requested by the Company from AOL. The Company capitalizes costs incurred after technological feasibility has been established up until completion of beta testing. Once beta testing is complete and the product or service is commercially available, costs are again expensed as incurred. Amortization, a cost of revenue, is provided on a product-by-product basis using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed three years, beginning the month after the date of product release. Quarterly, the Company reviews and expenses the unamortized cost of any feature identified as being impaired. The Company also reviews the recoverability of the total unamortized cost of all features and software products in relation to their estimated online service and other relevant revenues and, when necessary, makes an appropriate adjustment to net realizable value.

     At December 31, 2000, the Company's capitalized product development costs totaled $1.9 million. Amortization of these costs was approximately $304,000 for the six months ended December 31, 2000. Accumulated amortization was $454,000 at December 31, 2000. At June 30, 2000, the Company's capitalized

                       AMERICA ONLINE LATIN AMERICA, INC.

product development costs totaled $2.1 million. Amortization of these costs was approximately $150,000 for the year ended June 30, 2000. Accumulated amortization was $150,000 at June 30, 2000.

     Product development costs expensed as research and development totaled $4.2 million for the six months ended December 31, 2000, $2.5 million for the year ended June 30, 2000 and $312,000 for the period from inception to June 30, 1999.

     Subscriber Acquisition and Advertising Costs. The Company accounts for direct marketing costs incurred for acquiring subscribers as well as other advertising costs as required by AICPA Statement of Position 93-7, "Reporting on Advertising Costs." The Company has expensed all advertising, marketing and other subscriber acquisition costs as it incurs them and includes these costs in sales and marketing expenses. Sales and marketing expenses for the six months ended December 31, 2000 included advertising costs of approximately $98.9 million. Advertising costs for the year ended June 30, 2000 were $67.6 million, and were not material during the period ended June 30, 1999.

     Foreign Currency Translation. Generally, the Company's functional currencies are the local currencies of the countries in which it conducts its operations. Assets and liabilities of the Company's wholly-owned foreign subsidiaries are translated into U.S. dollars at the exchange rates as of the balance sheet date and revenues and expenses are translated at average rates prevailing during the period. Translation adjustments are included in accumulated other comprehensive income (loss). The Company's foreign currency transaction gains and losses are included in other income, net.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Trade Accounts Receivable. The Company sells its services in Latin America to a diverse range of customers and subscribers. The carrying amount of the Company's trade accounts receivables approximates their fair market value. The Company recorded provisions for uncollectible accounts of $284,000 for the six months ended December 31, 2000. The Company recorded provisions for uncollectible accounts of $435,000 for the year ended June 30, 2000 and $180,000 for the period from inception to June 30, 1999. The Company wrote off $83,000 as uncollectible for the six months ended December 31, 2000. The Company wrote off $315,000 of uncollectible accounts during the year ended June 30, 2000 and no amounts were written off for the period from inception to June 30, 1999. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains an allowance for doubtful accounts, which management believes adequately covers all anticipated losses in respect of trade receivables. Actual credit losses could differ from such estimates.

     Investments Including Available-For-Sale Securities. The Company classifies all debt and equity securities as available-for-sale. The Company carries available-for-sale securities at their fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses and declines in value of available-for-sale securities, other than those determined to be temporary, are included in other income (loss). The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. Debt securities held by the Company at December 31, 2000 mature at various dates through September 2001.

     As of December 31, 2000, the Company had an available-for-sale equity investment in Hollywood.com, a public company, with a fair market value of $0.8 million. The investment was acquired in exchange for future services and is comprised of common stock and warrants which had an original fair market value of $4.5 million. During the six months ended December 31, 2000, the Company performed a review of the common stock portion of its holdings in Hollywood.com to determine if this value was impaired, on an other than temporary basis. As a result of that review, the Company recorded an impairment charge of approximately $2.2 million to other income, net. Pursuant to the criteria established by Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", which the

                       AMERICA ONLINE LATIN AMERICA, INC.

Company adopted on July 1, 2000, the warrants acquired in this transaction are classified as derivatives. The decline in value of the warrants since their initial valuation by the Company totaled $1.5 million at December 31, 2000, $1.3 million of which was recorded as a charge to other income during the quarter ended September 30, 2000. An additional $0.2 million of decline in value of the warrants was recorded as a charge to other income during the quarter ended December 31, 2000.

     Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are determined based on the difference between financial reporting and the tax bases of assets and liabilities. The company measures these taxes using the enacted tax rates and laws that will be in effect when it expects the differences to reverse.

     Financial Instruments. The carrying amounts for the Company's cash and cash equivalents, other receivables, other assets, trade accounts payable, accrued expenses and other liabilities approximate their fair market value.

     Loss Per Common Share. The Company computes loss per common share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per common share is calculated based on the weighted average number of shares of class A common stock outstanding during the period. The Company has convertible preferred stock and outstanding options and warrants that are convertible or exercisable into the Company's common stock. The Company has not included these potential common shares in the computation of diluted loss per share as their effect is anti-dilutive for all periods presented. Loss per common share does not include any accretion to liquidation value of the Company's series B and C preferred stock.

     Stock-Based Compensation. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS 123 allow companies to expense the estimated fair market value of stock options. Alternatively, SFAS 123 permits companies to continue to follow the intrinsic value method described in Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net loss had the fair market value of the options been expensed. The Company has elected to apply APB 25 in accounting for its 2000 Stock Plan.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. The Company's actual results could differ from those estimates.

     Recent Pronouncements. In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. The Company adopted FIN 44 on July 1, 2000. The Company's adoption of FIN 44 did not have a material effect on the earnings and financial position of the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing SAB No. 101A, "Amendment: Revenue Recognition in Financial Statements" and 101B, "Second Amendment: Revenue Recognition in Financial Statements" in March and June 2000, respectively. As a result, SAB 101 was effective for the Company during the quarter ended December 31, 2000. The adoption of SAB 101 did not have a material effect on the earnings and financial position of the Company.

     In June 1998, the FASB issued SFAS No. 133, and the Company adopted SFAS 133 on July 1, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge,

                       AMERICA ONLINE LATIN AMERICA, INC.

depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133" in June 1999 which deferred for one year the effective date of SFAS 133.

     The Company has deemed one of the equity instruments that it holds to be a derivative pursuant to the criteria established in SFAS 133 and is marked to market on a monthly basis. The accumulated loss recognized in other income for this derivative totaled $1.5 million through December 31, 2000.

     Latin American Operations. The Company principally derives all of its revenues from operations in Latin America. Social, political and economic conditions in Latin America are volatile. This volatility could make it difficult for the Company to develop its business, generate revenues or achieve or sustain profitability. Historically, volatility has been caused by currency devaluations, significant governmental influence over many aspects of local economies, political and economic instability, unexpected changes in regulatory requirements, social unrest or violence, slow or negative economic growth, imposition of trade barriers, and wage and price controls. Most or all of these factors have occurred at various times in the last two decades in the Company's core target Latin America markets: Brazil, Mexico and Argentina. The Company has no control over these matters. Social, political and economic conditions may inhibit online services and Internet use, create uncertainty in the Company's operating climate and cause advertisers to reduce their advertising spending, all of which may adversely impact the Company's business.

     Dependence on AOL. The termination or loss of exclusivity of the Company's license or services agreement with AOL would adversely impact its business. In exchange for its ownership interest in the Company, AOL entered into a royalty-free license agreement and a services agreement with the Company. Under the services agreement, AOL provides services to the Company for fees determined on an AOL allocated cost plus basis. Under the license agreement, the Company has the exclusive right to offer in Latin America AOL-branded PC-based online services. The Company also has the exclusive right to offer AOL-branded TV-based online services in Latin America. The Company has the additional exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by AOL for commercial launch on or before August 7, 2004.

     The Company also has a non-exclusive license to offer a localized network of Spanish- and Portuguese-language AOL-branded portals in Latin America with an option to license exclusively any Spanish- or Portuguese-language AOL-branded portals that AOL may develop for the Latin American market, subject to payment of a license fee. Under the services agreement, AOL provides services including software localization, updates, development, and installation services, server connection services, technical support and training. AOL also provides the Company with business development, administrative, tax, financial and legal services.

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

NOTE 3.  RELATED-PARTY TRANSACTIONS

     The Company incurred expenses payable to AOL for support services under the services agreement described in Note 2 of approximately $11.0 million for the six months ended December 31, 2000, $8.8 million for the year ended June 30, 2000 and $2.4 million for the period ended June 30, 1999. The Company incurred

                       AMERICA ONLINE LATIN AMERICA, INC.

expenses payable to the Cisneros Group for support services provided by the Cisneros Group of approximately $185,000 for the six months ended December 31, 2000, $415,000 for the year ended June 30, 2000, and $291,000 for the period ended June 30, 1999. The Company has included the unpaid portion of these costs in payables to affiliates in the accompanying balance sheets. AOL charges fees for providing these services on an AOL allocated cost plus basis. The Cisneros Group charges fees for services on a cost basis. Management believes that the expenses for these services are representative of what would have been incurred by the Company on a stand-alone basis. Some of AOL's employees who provide these services to the Company participate in AOL's stock option plans. Certain employees of the Company, hired from AOL, have also retained their previously granted AOL stock options.

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

NOTE 4.  CAPITAL STOCK AND STOCK PLAN

CAPITAL STOCK

  Preferred Stock

     The Company is authorized to issue up to 500,000,000 shares of preferred stock, par value of $.01 per share, in one or more series with rights, preferences and privileges that are determined by the Company's board of directors. Before completion of the Company's initial public offering, the Company had issued 101,858,334 shares of series B preferred stock and 101,858,334 shares of series C preferred stock. All of the outstanding series B preferred stock is owned by AOL and all of the outstanding series C preferred stock was owned by the Cisneros Group and certain family members of Gustavo Cisneros and Ricardo Cisneros. At any time, the series B and series C preferred stock are convertible on a one-for-one basis into shares of class B and class C common stock, which are convertible on a one-for-one basis into shares of class A common stock.

     Concurrently with the IPO, the Cisneros Group gifted 2,057,950 shares of class A common stock to some of its current and former employees. These shares were issued by the Company to the Cisneros Group as series C preferred stock and converted into shares of class A common stock upon their gifting. Also, the 1,996,424 shares of series C preferred stock held by the three individuals, as described in Note 1, converted into 1,996,424 shares of class A common stock.

     The series B and series C preferred stock must be redeemed by the Company on December 15, 2003, in cash or, at the Company's option, by delivery of fully paid and nonassessable shares of class B or class C common stock or any combination of shares of class B or class C common stock or cash, in an amount equal to the liquidation preference or $2.4544 per share, plus, in each case, all accumulated and unpaid dividends through the redemption date. However, AOL or the Cisneros Group may elect to convert their shares of series B or series C preferred stock into an equal number of shares of class B or class C common stock at any time before the date on which the redemption is to occur. The Company has the unconditional right to and intends to redeem the preferred stock for common stock.

     Holders of series B and series C preferred stock are entitled to receive a cumulative annual dividend, payable in series B and series C preferred stock equal to $0.0736 per share, as and when declared by the board of directors and before the payment of any dividend to the holders of the class A, class B and class C common stock. After that, the holders of class A, class B and class C common stock, together with the holders of series B and series C preferred stock, will share ratably in any dividend declared by the board of directors based on the number of shares of common stock and preferred stock held.

                       AMERICA ONLINE LATIN AMERICA, INC.

     The issuance of the series B and series C preferred stock described above is reflected in the financial statements as though issued at inception.

  Common Stock

     The Company is authorized to issue 1,250,000,000 shares of class A common stock, par value $.01 per share, 250,000,000 shares of class B common stock, par value $.01 per share, and 250,000,000 shares of class C common stock, par value $.01 per share. Through June 30, 2000, no shares of common stock had been issued. As of December 31, 2000, there were 62,848,124 shares of class A common stock issued and outstanding, no shares of class B common stock issued or outstanding and no shares of class C common stock issued or outstanding. The class B and class C common stock will be convertible into shares of class A common stock at any time on a one-for-one basis.

     The holders of class A common stock are each entitled to one vote per share. AOL and the Cisneros Group are entitled to ten votes for each share of series B and series C preferred stock and, if issued, class B and class C common stock, that they hold. From inception through December 31, 2000, the Cisneros Group contributed approximately $150.1 million to equity capital and AOL contributed $50.0 million to the equity capital of the Company.

     Under the Company's restated certificate of incorporation, each of AOL and the Cisneros Group has the right to directly elect five members of the Company's 14-member board of directors. The affirmative vote of the holders of a majority of the outstanding series B preferred stock and class B common stock, voting separately as a class, as well as the holders of a majority of the outstanding series C preferred stock and class C common stock, voting separately as a class, is required to approve a large number of corporate and business matters, as well as to amend or repeal a number of the provisions of the Company's restated certificate of incorporation. In accordance with the terms and conditions of a Registration Rights and Stockholders' Agreement by and among the Company, AOL, the Cisneros Group and Banco Itau, both AOL and the Cisneros Group have agreed to vote for one nominee designated by Banco Itau for election to the Company's Board of Directors. Otherwise, holders of class A common stock, series B preferred stock and series C preferred stock and any issued class B and class C common stock generally will vote together as a single class on matters presented to the shareholders for their vote or approval, including for election of directors who are not elected directly by AOL or the Cisneros Group, except as otherwise required by applicable Delaware law. However, because AOL and the Cisneros Group together control approximately 98% of the voting power of the Company's capital stock, AOL and the Cisneros Group have the power to elect the remaining four directors.

     Under the stockholder's agreement by and among the Company, AOL and the Cisneros Group, both AOL and the Cisneros Group have agreed to non-compete provisions. If either AOL or the Cisneros Group breaches these provisions, the Company and the non-breaching party may be able to acquire the breaching party's capital stock.

     At December 31, 2000, common shares reserved for issuance are as follows:

Series B and Series C Preferred Stock.......................  199,662,294
AOL Warrant.................................................   16,541,250
Stock Options...............................................   13,208,333
                                                              -----------
          Total.............................................  229,411,877
                                                              ===========

  The AOL Warrant

     On August 7, 2000, the Company issued a warrant to AOL to purchase 16,541,250 shares in any combination of its series B preferred, class A common or class B common stock at a per share exercise price

                       AMERICA ONLINE LATIN AMERICA, INC.

equal to the initial public offering price of $8.00 per share. The number of shares for which the warrant is exercisable is 6% of the sum of the Company's outstanding shares of capital stock at the closing of the Company's initial public offering, including shares issued to Banco Itau, shares issuable under the over-allotment option and shares issuable under the Company's Stock Plan. The warrant is immediately exercisable and has a ten-year term. The number of shares issuable under the warrant may be increased if AOL or the Cisneros Group admit one or more strategic shareholders. No other warrants are outstanding.

  Stock Plan

     In July 2000, the Company's board of directors and shareholders adopted the Company's 2000 Stock Option Plan (the "Stock Plan"). Under the Stock Plan, the Company may grant incentive stock options and non qualified stock options to its employees, consultants, and directors at fair market value at the date of grant. The options generally vest 25% per year over four years and have a maximum term of ten years. A total of 13,208,333 shares of class A common stock were initially authorized for grant under the Stock Plan. The number of shares available for issuance under the Stock Plan was increased, effective as of January 1, 2001, to a total number of 23,888,368 shares of class A common stock. Stock options granted to consultants are accounted for based on their fair value.

     As stated below, the effect of applying SFAS 123 on pro forma net income
(loss) for the six months ended December 31, 2000 is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's Stock Plan been determined based upon the fair value on the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company's net loss applicable to common stockholders in the six months ended December 31, 2000 would have been approximately $215.2 million, or $4.44 per basic and diluted common share. The weighted-average fair value of the options granted during the six months ended December 31, 2000, is estimated at $3.27 per share on the date of grant. The fair value of all options was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 67%, a risk-free interest rate of 6.22%, and an expected life of 0.54 years from the date of vesting. A summary of stock option activity is as follows:

                                                                             WEIGHTED-
                                                              NUMBER OF       AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                              ----------   --------------
Balance at June 30, 2000....................................          --       $  --
  Granted...................................................  10,937,535       $7.73
  Exercised.................................................          --       $  --
  Forfeited.................................................    (518,110)      $8.01
                                                              ----------       -----
Balance at December 31, 2000................................  10,419,425       $7.71
                                                              ==========       =====

                                                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                           -----------------------------------------   -----------------------
                                                            WEIGHTED-
                                                             AVERAGE
                                             NUMBER         REMAINING      WEIGHTED-     NUMBER      WEIGHTED-
                                           OUTSTANDING     CONTRACTUAL      AVERAGE    EXERCISABLE    AVERAGE
                RANGE OF                      AS OF         LIFE (IN       EXERCISE       AS OF      EXERCISE
             EXERCISE PRICE                 12/31/00         YEARS)          PRICE      12/31/00       PRICE
             --------------                -----------   ---------------   ---------   -----------   ---------
$0.01 to $7.75...........................   1,328,450         9.84           $5.73        31,250       $0.01
$7.79 to $9.44...........................   9,090,975         9.61           $8.00       851,500       $8.00
- ---------------                            ----------                                  ----------
$0.01 to $9.44...........................  10,419,425         9.64           $7.71       882,750       $7.72
- ---------------                            ----------                                  ----------
- ---------------                            ----------                                  ----------

                       AMERICA ONLINE LATIN AMERICA, INC.

  The Banco Itau Strategic Alliance

     On June 12, 2000, the Company entered into a ten-year strategic marketing alliance with Banco Itau, one of the largest banks in Latin America with approximately seven million customers and 1.4 million users of its interactive financial services. The Company has created a customized co-branded version of the America Online Brazil service that Banco Itau markets to all of its customers. On August 11, 2000, the Company issued an aggregate of 31,700,000 shares of class A common stock to Banco Itau and one of its affiliates, in exchange for Banco Itau's commitment to various subscriber membership and revenue levels during the first five years of the alliance.

     The shares issued to Banco Itau are fully vested and non-forfeitable. There are no circumstances that require the shares to be returned to the Company nor does Banco Itau have to meet any performance criteria to keep the shares. The shares were valued at approximately $253.6 million, based on $8.00 per share, the initial public offering price.

     Banco Itau has agreed to achieve certain subscriber and revenue targets in the first five years of the agreement. In the event these performance targets are not met, Banco Itau could be liable for payments to the Company. The maximum amount of such payments is $164.8 million. Banco Itau has provided promissory notes that will secure any payments due to the Company. The unamortized cost of this agreement was recorded as a contra-equity account and captioned as "Unearned Services" in the consolidated statement of changes in stockholders' equity upon issuance of the shares to Banco Itau.

     As there are potential specific payments related to performance targets in the first five years of the agreement, the Company will expense $164.8 million of the cost on a straight-line basis over that period. The Company also will expense the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement. For the six months ending December 31, 2000 and for the year ending June 30, 2000, expenses of $21.1 million and $2.1 million, respectively, were recorded for the Banco Itau strategic alliance and are included in sales and marketing expense.

NOTE 5.  LOSS PER SHARE

     The Company had no common stock outstanding prior to its August 2000 IPO. Therefore, there is no loss per share information presented for the year ended June 30, 2000 or for the period ended June 30, 1999. Loss per share for the six months ended December 31, 2000 is calculated as follows:

                                                       SIX MONTHS ENDED
                                                       DECEMBER 31, 2000
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                         ---------------------------------------------
Basic and diluted loss per share:
  Net loss applicable to common
     stockholders......................                   $  (205,622)
  Weighted average shares
     outstanding.......................                    48,496,436
Basic and diluted loss per share.......                   $     (4.24)

     The loss per share does not include any accretion to liquidation value of the Company's series B and C preferred stock since the Company has the option of redeeming the series B and series C preferred stock in common stock rather than cash. Additionally, the Company has the intention and unconditional right to redeem the preferred stock by issuing common stock. There is no difference between the Company's basic and diluted loss per share since the effect of any contingently issuable common stock on loss per share is anti-dilutive. The anti-dilutive securities for the six months ended December 31, 2000, include those relating to preferred stock, the warrant issued to AOL, and the Company's employee stock option plan of 199,662,294, 16,541,250, and 10,419,425 shares, respectively.

                       AMERICA ONLINE LATIN AMERICA, INC.

NOTE 6.  SEGMENT INFORMATION

     Effective June 30, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131, the Company must disclose information based on the way it organizes financial information for making operating decisions and assessing performance. The Company considers markets in which it has launched its AOLA country services as operational segments and reports its operations on a country-by-country basis. In determining operating segments, the Company internally reviewed the current management structure that reports to the chief operating decision-maker ("CODM") and analyzed the reports received by the CODM in order to allocate resources and measure performance. Each of the Company's operating segments derives its revenues from interactive services through subscription revenues and advertising, e-commerce and other revenues. Interactive services consist of the delivery of the Company's interactive products, including the AOLA country services and portals and CompuServe Classic services. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     As of June 30, 2000, the Company operated in a single segment, through the provision of its AOLA services in Brazil. As of December 31, 2000, the Company operated in the following additional segments: Mexico, Argentina, Puerto Rico and Regional Portal. For purposes of the segment presentation below, due to immateriality, amounts for Puerto Rico and the regional portal are included in the Other segments. Additional amounts included in the Other segment CompuServe Classic in countries in which the Company had not launched an AOLA country service and amounts related to its U.S. headquarters. Once an AOLA country service has been launched in a particular country, results from CompuServe Classic are included in that operating segment. No single customer accounted for 10% or more of our total revenues for any of the periods presented.

     The Company's revenues on a segment basis are as follows:

                                            SIX MONTHS ENDED
                                              DECEMBER 31,        YEAR ENDED      PERIOD FROM
                                          ---------------------    JUNE 30,    DECEMBER 15, 1998
                                           2000        1999          2000      TO JUNE 30, 1999
                                          -------   -----------   ----------   -----------------
                                                    (UNAUDITED)
                                                              (IN THOUSANDS)
Revenues:
Brazil..................................  $ 7,655     $  489        $5,446          $   --
Mexico..................................    3,375         --            --              --
Argentina...............................    1,085         --            --              --
Other...................................      358      2,154         3,754           1,644
                                          -------     ------        ------          ------
          Total revenues................  $12,473     $2,643        $9,200          $1,644
                                          =======     ======        ======          ======

                       AMERICA ONLINE LATIN AMERICA, INC.

     The Company's tangible assets on a segment basis are as follows:

                                                         DECEMBER 31,   JUNE 30,   JUNE 30,
                                                             2000         2000       1999
                                                         ------------   --------   --------
                                                                   (IN THOUSANDS)
Tangible Assets:
  Brazil...............................................    $ 20,690     $16,725    $    --
  Mexico...............................................      19,352          --         --
  Argentina............................................      12,501          --         --
  Corporate............................................     124,427      14,860     16,712
  Other................................................         185      22,074      2,755
                                                           --------     -------    -------
          Total tangible assets (*)....................    $177,155     $53,659    $19,467
                                                           ========     =======    =======

- ---------------

(*) The differences between segment tangible assets and total consolidated assets represent product development and other intangible assets for each period presented.

     Depreciation and amortization expense from inception to June 30, 2000 was less than $1.0 million. Depreciation and amortization expense for the six months ended December 31, 2000 in Brazil, Mexico, and Argentina was $517,000, $487,000 and $244,000, respectively, with the remainder of $297,000 incurred in the United States and Puerto Rico. Expenditures for long-lived assets from inception to June 30, 2000 were $9.1 million, of which $4.0 million was incurred in Brazil and the remainder of $5.1 million outside of Brazil. Expenditures for long-lived assets for the six months ended December 31, 2000 were $2.7 million, $542,000 million and $432,000 in Brazil, Mexico and Argentina, respectively. Additionally, $742,000 of expenditures for long-lived assets in the United States and Puerto Rico were incurred during the six month period ended December 31, 2000.

     The Company's loss from operations on a segment basis are as follows:

                                                    SIX MONTHS ENDED                       PERIOD FROM
                                                      DECEMBER 31,         YEAR ENDED   DECEMBER 15, 1998
                                                 -----------------------    JUNE 30,       TO JUNE 30,
                                                   2000         1999          2000            1999
                                                 ---------   -----------   ----------   -----------------
                                                             (UNAUDITED)
                                                                      (IN THOUSANDS)
Loss from operations:
  Brazil.......................................  $(101,682)   $(23,090)     $(82,477)        $    --
  Mexico.......................................    (50,221)         --            --              --
  Argentina....................................    (34,565)         --            --              --
  Corporate....................................    (13,035)     (4,246)      (11,795)         (1,952)
  Other........................................       (612)     (1,405)       (5,652)            202
                                                 ---------    --------      --------         -------
          Total loss from operations...........  $(200,115)   $(28,741)     $(99,924)        $(1,750)
                                                 =========    ========      ========         =======

                       AMERICA ONLINE LATIN AMERICA, INC.

NOTE 7.  PROPERTY AND EQUIPMENT

     The Company's property and equipment consists of the following:

                                                           DECEMBER 31,   JUNE 30,   JUNE 30,
                                                               2000         2000       1999
                                                           ------------   --------   --------
                                                                     (IN THOUSANDS)
Leasehold and network improvements.......................    $ 5,891       $3,694      $ --
Furniture and fixtures...................................      1,668        1,564
Equipment and automobiles................................      2,219        1,832
Computer equipment and internal software.................      3,389        1,979         9
                                                             -------       ------      ----
                                                              13,167        9,069         9
Less accumulated depreciation and amortization...........     (1,860)        (702)      (--)
                                                             -------       ------      ----
Net property and equipment...............................    $11,307       $8,367      $  9
                                                             =======       ======      ====

     Depreciation expense was $1,241,000 for the six months ended December 31, 2000. Depreciation expense was $702,000 for the year ended June 30, 2000.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

  Leases

     The Company has entered into facilities and equipment leases primarily under long-term operating agreements, some of which may have renewal options. The Company had facility leases with the following future minimum payments (in thousands):

                    FOR THE YEAR ENDED
                       DECEMBER 31,
- ----------------------------------------------------------    (IN THOUSANDS)
2001......................................................       $ 2,931
2002......................................................         2,737
2003......................................................         1,991
2004......................................................         1,843
2005......................................................         1,130
After 2005................................................           186
                                                                 -------
                                                                 $10,818
                                                                 =======

     The Company's rent expense under operating leases totaled $1.5 million in the six months ended December 31, 2000 and $1.1 million for the year ended June 30, 2000.

  Network Services

     The Company has entered into third party telecommunications network capacity contracts. These contracts commit the Company to purchase a minimum amount of network capacity or to pay a fixed minimum cost for network capacity. The Company records expense related to these contracts up to the

                       AMERICA ONLINE LATIN AMERICA, INC.

minimum commitments and expenses any additional costs in the period that it is incurred. The fixed minimum costs for network capacity commitments under these contracts for future periods are as follows (in thousands):

                    FOR THE YEAR ENDED
                       DECEMBER 31,
- ----------------------------------------------------------    (IN THOUSANDS)
2001......................................................       $17,876
2002......................................................        15,130
2003......................................................         4,052
2004......................................................         3,027
2005......................................................         3,027
After 2005................................................        13,623
                                                                 -------
                                                                 $56,735
                                                                 =======

CONTINGENCIES

  Legal Proceedings

     On December 28, 1999, ADEC, a non-governmental, private consumer protection association, filed a complaint against the Company in the Brazilian State of Rio de Janeiro seeking monetary damages and a preliminary restraining order. ADEC is seeking R$10.0 million, or approximately U.S. $5.0 million, in damages on behalf of consumers who have allegedly complained about the installation of the America Online Brazil software on their PCs. The preliminary restraining order would have required the Company to stop distributing CD software in Brazil, to collect CD software already distributed, and to publish an injunction in newspapers of significant circulation. While ADEC obtained the order, the Company was successful in having it revoked and ADEC later lost an appeal of the revocation. At ADEC's request, the court allowed the publication of a general public summons inviting consumers to join ADEC as plaintiffs, which gave potential plaintiffs a thirty-day period to join the action. The thirty-day period expired and the Company is unaware of any consumer filing a notice to join the action. The Company filed a motion requesting prompt judgment in its favor. If the motion is denied, the case will come to the hearing phase in which the parties will present their positions to the court. Although the Company believes that ADEC's claims are without merit and the Company will continue to contest them vigorously, the Company may not be successful in defeating its claims. If the Company is unsuccessful in contesting these claims, ADEC's claims could have a material adverse effect on the Company's results of operations and financial position.

NOTE 9.  INCOME TAXES

     The United States and foreign components of loss from continuing operations before income taxes and dividends on the series B and series C preferred stock are as follows:

                                                              SIX MONTHS
                                                          ENDED DECEMBER 31,
                                                                 2000
                                                          -------------------
                                                            (IN THOUSANDS)
United States...........................................       $ (10,365)
Foreign.................................................        (189,546)
                                                               ---------
          Total.........................................       $(199,911)
                                                               =========

                       AMERICA ONLINE LATIN AMERICA, INC.

     The significant components of the Company's deferred tax assets and liabilities consisted of the following:

                                                               DECEMBER 31,
                                                                   2000
                                                             ----------------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Asset reserves...........................................      $     91
  Accounts receivable allowances...........................            44
  Depreciation and amortization............................         4,856
  Loss on securities.......................................           945
  Deferred revenues........................................           688
  Foreign net operating loss carryforwards.................        30,917
  Net operating loss carryforwards.........................        45,523
                                                                 --------
          Total deferred tax assets........................        83,064
          Valuation allowance..............................       (83,064)
                                                                 --------
Net deferred tax assets....................................      $      0
                                                                 ========

     During the period ended June 30, 1999, the income tax provision represented the Company's estimated income taxes in certain foreign locations. Tax losses generated by the Company in foreign jurisdictions will be available to be carried forward against future foreign taxable income, subject to local tax restrictions, if any. Prior to the August 7, 2000 reorganization, the Company's operations in Brazil, Mexico, and Argentina generated deferred tax assets from foreign net operating losses of approximately $30.9 million. The foreign deferred tax assets were fully provided for with a valuation allowance.

     For U.S. tax purposes, the Company has made elections to treat foreign operating entities as branches, and, therefore, loss carryforwards prior to the reorganization are not available to the Company. Therefore, for U.S. tax purposes, loss carryforwards at June 30, 2000, and 1999 are immaterial. Most of the consolidated operating losses arising in periods after the reorganization are available for carryforward by the Company.

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that a $83.1 million valuation allowance at December 31, 2000, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in valuation allowance for the six months ended December 31, 2000, was an increase of $52.1 million.

     The Company has the following net operating loss carryforwards at December 31, 2000:

                                                      AMOUNT      EXPIRATION
                                                   ------------   ----------
United States....................................  $120,976,000        2020
Argentina........................................  $ 30,756,000        2005
Brazil...........................................  $116,449,000   Unlimited
Mexico...........................................  $ 55,791,000        2010

                       AMERICA ONLINE LATIN AMERICA, INC.

     A reconciliation of the Company's income taxes to amounts calculated at the statutory federal rate is as follows:

                                                              SIX MONTHS ENDED
                                                              DECEMBER 31, 2000
                                                              -----------------
Federal statutory taxes.....................................       (34.00)%
State income taxes, net of federal tax benefit..............        (3.63)
Nondeductible items.........................................         0.01
Change in valuation allowance...............................        26.08
Income nontaxable in US.....................................         8.38
Income generated prior to the August 7, 2000, reorganization
  and taxable to predecessor parent.........................         4.93
Other.......................................................        (1.77)
                                                                   ------
                                                                      --%
                                                                   ======

NOTE 10.  SUBSEQUENT EVENTS

ADDITIONAL FUNDING

     The Company's principal stockholders, AOL, the Cisneros Group and Banco Itau, have agreed to provide the Company with $150 million in additional capital. AOL will purchase approximately $66.3 million of the Company's series D redeemable convertible preferred stock on the following dates: April 2, 2001, June 1, 2001 and August 1, 2001. The Cisneros Group will purchase approximately $63.8 million of the Company's series E redeemable convertible preferred stock on the following dates: April 2, 2001, June 1, 2001 and August 1, 2001. Both AOL and the Cisneros Group will purchase their shares in three equal amounts on the dates mentioned. Banco Itau will purchase approximately $19.9 million of the Company's class A common stock on April 2, 2001. The purchase price per share for the series D preferred stock, series E preferred stock and series A common stock will be $4.6875. The series D preferred stock and series E preferred stock are convertible on a one-to-one basis into shares of class B common stock and class C common stock, respectively.

NOTE 11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

2000 -- CALENDAR QUARTER

                                                        FIRST      SECOND     THIRD      FOURTH
                                                       --------   --------   --------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales............................................  $  2,568   $  3,989   $  4,552   $   7,921
Loss from operations.................................   (23,704)   (47,479)   (98,305)   (101,810)
Loss before extraordinary items......................   (23,095)   (46,669)   (98,099)   (101,812)
Net Loss.............................................   (23,095)   (46,669)   (98,099)   (101,812)
Basic and diluted loss per share.....................       n/a        n/a      (2.93)      (1.68)

                       AMERICA ONLINE LATIN AMERICA, INC.

1999 -- CALENDAR QUARTER

                                                            FIRST (*)   SECOND    THIRD     FOURTH
                                                            ---------   -------   ------   --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.................................................    $889      $   755   $1,207   $  1,436
Loss from operations......................................    (587)      (1,163)  (2,210)   (26,531)
Loss before extraordinary items...........................    (622)      (1,250)  (1,869)   (26,280)
Net Loss..................................................    (622)      (1,250)  (1,869)   (26,280)
Basic and diluted loss per share..........................     n/a          n/a      n/a        n/a

- ---------------

(*) First quarter of 1999 includes amounts from inception of the Company on December 15, 1998, which are not material.