Form 10-K/A
period 2000-12-31
AMERICA ONLINE LATIN AMERICA INC
filed 2001-04-30
CIK 1100395

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                  FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

[  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM JULY 1, 2000 TO DECEMBER 31, 2000.

                        COMMISSION FILE NUMBER 000-31181

                       AMERICA ONLINE LATIN AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                              65-0963212
  (State or other jurisdiction of incorporation or
                     organization)                             (I.R.S. Employer Identification No.)

                             6600 N. ANDREWS AVENUE
                                   SUITE 500
                           FORT LAUDERDALE, FL 33309
          (Address of principal executive offices, including zip code)
                             ---------------------

        Registrant's telephone number, including area code: 954-689-3000

          Securities registered pursuant to section 12(g) of the Act:

                CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

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

                  AMENDMENT TO TRANSITION REPORT ON FORM 10-K
        FOR THE TRANSITION PERIOD FROM JULY 1, 2000 TO DECEMBER 31, 2000

     The amendment to the Transition Report on Form 10-K for America Online Latin America, Inc. (AOLA, or the Company), is being filed solely to add the information required in Part III.

                               TABLE OF CONTENTS

PART III
  Item 10.        Directors and Executive Officers of the Registrant..........    3
  Item 11.        Executive Compensation......................................    8
                  Security Ownership of Certain Beneficial Owners and
  Item 12.        Management..................................................   11
  Item 13.        Certain Relationships and Related Transactions..............   15

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD STRUCTURE

     Our board consists of 14 directors who are elected annually.

     America Online, Inc. and the Cisneros Group are each entitled to elect five directors:

     America Online, Inc. has elected:

        - Miles R. Gilburne;

        - J. Michael Kelly;

        - Michael J. Lynton;

        - Robert W. Pittman; and

        - Gerald Sokol, Jr.

     The Cisneros Group has elected:

        - Steven I. Bandel;

        - Gustavo A. Cisneros;

        - Ricardo J. Cisneros

        - Robert S. O'Hara, Jr.; and

        - Cristina Pieretti

     Banco Itau is entitled to nominate one individual for election as a director. Banco Itau nominated Roberto Egydio Setubal and he was elected to the board of directors in August 2000.

     Our three remaining directors are:

        - Vernon E. Jordan, Jr.;

        - William H. Luers; and

        - M. Brian Mulroney

     In this form 10-K/A, we refer to America Online Latin America, Inc. as "AOLA", "we" or "us", and America Online, Inc. as "AOL". In addition, the "Cisneros Group" is a name used to describe a group of investments, joint ventures, strategic alliances and companies that are associated with two of our directors, Gustavo A. and Ricardo J. Cisneros, and trusts established for the benefit of themselves and their families.

BIOGRAPHICAL INFORMATION

     The individuals listed below are our executive officers or members of our board of directors, as indicated.

NAME                                   AGE                       POSITION
----                                   ---                       --------
Charles M. Herington.................  41    President and Chief Executive Officer
Javier Aguirre.......................  42    Chief Financial Officer
Gustavo Benejam......................  46    Chief Operating Officer
David A. Bruscino....................  38    Vice President, General Counsel and Secretary
Guy Garcia...........................  46    Vice President, Content Strategy
John D. Gardiner.....................  36    Vice President, Business Affairs
Travis Good..........................  41    Vice President, Technology and Operations
Eduardo Hauser.......................  32    Vice President, AOL Services
Eric G. Hoyt.........................  38    Vice President, Acquisition Marketing
Lawrence A. Pepping..................  35    Vice President, Marketing
Steven I. Bandel.....................  48    Director
Gustavo A. Cisneros..................  56    Director
Ricardo J. Cisneros..................  54    Director
Miles R. Gilburne....................  49    Director
Vernon E. Jordan, Jr.................  65    Director
J. Michael Kelly.....................  45    Director
William H. Luers.....................  71    Director
Michael Lynton.......................  41    Director
M. Brian Mulroney....................  62    Director
Robert S. O'Hara, Jr.................  62    Director
Cristina Pieretti....................  49    Director
Robert W. Pittman....................  47    Director
Roberto Egydio Setubal...............  46    Director
Gerald Sokol, Jr.....................  38    Director

     Charles M. Herington. Mr. Herington has been our president and chief executive officer since February 1999. Before joining AOLA, Mr. Herington served as president of Revlon America Latina from January 1998 to February 1999. From 1990 through 1997, Mr. Herington held a variety of senior management positions with PepsiCo Restaurants International, including regional vice president of KFC, Pizza Hut and Taco Bell for South America, Central America and the Caribbean from September 1995 to September 1997, regional vice president of KFC for Latin America from February 1994 to September 1995, general manager of KFC Puerto Rico from February 1992 to February 1994, general manager of franchise markets for KFC Latin America from February 1991 to February 1992 and marketing director for KFC for Latin America from May 1990 to February 1991. Between 1981 and 1990, Mr. Herington served in various managerial positions at Procter & Gamble.

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

     David A. Bruscino. Mr. Bruscino has been our vice president, general counsel and secretary since May 2000. From September 1988 to April 2000, Mr. Bruscino was an attorney with the law firm of Baker & Hostetler LLP in Cleveland, Ohio, and was a partner of that firm beginning in 1996.

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

     John D. Gardiner. Mr. Gardiner has served as our vice president of business affairs since March 1999. From March 1999 to May 2000, Mr. Gardiner also served as our general counsel. From May 1995 to March 1999, Mr. Gardiner was employed in the legal department of AOL, most recently holding the position of assistant general counsel. From January 1993 to May 1995, Mr. Gardiner was an associate with the law firm of Shaw, Pittman, Potts and Trowbridge in Washington, D.C.

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

     Eduardo Hauser. Mr. Hauser is our vice president of AOL services, a position he has held since January 2001. From March 1999 to January 2001, Mr. Hauser served as our vice president of corporate development. Before joining AOLA, Mr. Hauser was employed from September 1988 to March 1999 by different companies in the Cisneros Group, serving in a variety of positions, including vice president, news of Venevision from September 1997 to March 1999, and as managing director of Highgate Properties, a company within the Cisneros Group, from September 1993 to September 1997.

     Eric G. Hoyt. Mr. Hoyt is our vice president of acquisition marketing, a position he has held since November 2000. Before joining AOLA, Mr. Hoyt was employed by Wunderman Cato Johnson Latin America, beginning in November 1988, serving in a variety of positions. From October 1999 to November 2000, Mr. Hoyt served as president of Impiric Miami (formerly Wunderman Cato Johnson Latin America). Mr. Hoyt served as regional managing director of Wunderman Cato Johnson Latin America from December 1997 to October 1999.

     Lawrence A. Pepping. Mr. Pepping is our vice president of marketing, a position he has held since August, 2000. From June 1988 to August 2000, he held a variety of management positions at Procter & Gable, including director of marketing for Baby Care-Latin America.

     Steven I. Bandel. Mr. Bandel has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. Since January 1995, Mr. Bandel has held several senior management positions at companies within the Cisneros Group, with responsibilities in the areas of finance and business development. Mr. Bandel has the title of president and chief operating officer of the Cisneros Group. Mr. Bandel is also a director of Pueblo Xtra International, Inc., a company within the Cisneros Group.

     Gustavo A. Cisneros. Mr. Cisneros has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. He is chairman and chief executive officer of the Cisneros Group. Since 1975, Mr. Cisneros has overseen the management and operations of the Cisneros Group and is an executive officer and director of many of its constituent companies. Mr. Cisneros is a director of Spalding Holdings Corporation, Pueblo Xtra International, Inc. and Pan American Beverages, Inc. Mr. Cisneros is a founding member of the international advisory board of the Council on Foreign Relations, as well as a member of the board of overseers of the International Center for Economic Growth. He serves on the chairman's international advisory council of the Americas Society. Mr. Cisneros is a member of the international advisory board of Columbia University and a founding member of the advisory committee for the David Rockefeller Center for Latin American Studies at Harvard University. He is a director of the Joseph H. Lauder Institute of Management and International Studies of the Wharton School of the University of Pennsylvania. Mr. Cisneros is the brother of Ricardo J. Cisneros.

     Ricardo J. Cisneros. Mr. Cisneros has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. He is vice-chairman of the Cisneros Group. Since 1975, he has served as an executive officer and a director of a number of the companies within the Cisneros Group. He serves on the board of the Simon Bolivar Foundation in New York. Mr. Cisneros is also the director of the Fundacion Cisneros and the Fundacion Cultural Venevision in Venezuela. In 1993, Mr. Cisneros with his brother Gustavo, established the Gustavo and Ricardo Cisneros Fund at Rockefeller University which focuses its research on diseases prevalent in Latin America and provides for the annual appointment of the Rockefeller Latin American Research Scientists.

     Miles R. Gilburne. Mr. Gilburne has been a member of our board of directors since January 2000 and was appointed to the board by AOL. From February 1995 through December 1999, he served as senior vice president, corporate development of AOL. Before joining AOL, Mr. Gilburne was a founding attorney of the Silicon Valley office of the law firm of Weil, Gotshal & Manges. Mr. Gilburne has been a principal in ZG Ventures, LLC, a venture capital and investment firm since 2000. Mr. Gilburne is also a director of AOL Time Warner Inc. and Pharmacyclics, Inc.

     Vernon E. Jordan, Jr. Mr. Jordan has been a member of our board of directors since August 2000. Since January 2000, he has been a senior managing director of the investment banking firm of Lazard Freres & Co. LLC and of counsel at the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. At Akin Gump, he was a senior partner from 1992 to 1999 and a partner from 1982 to 1992. He is a member of the board of directors of the American Express Company, Callaway Golf Company, Clear Channel Communications, First Mark Communications International, LLC, J.C. Penney Company, Inc., Dow Jones & Company, Inc., Revlon, Inc., Ryder System, Inc., Sara Lee Corporation and Xerox Corporation.

     J. Michael Kelly. Mr. Kelly has been a member of our board of directors since January 2000 and was appointed to the board by AOL. Mr. Kelly has served as chief financial officer of AOL Time Warner Inc. since January 2001. He served as senior vice president and chief financial officer of AOL from July 1998 to January 2001. Before joining AOL, he had been executive vice president of finance and planning and chief financial officer of GTE Corporation since June 1997. Mr. Kelly was appointed GTE's senior vice president of finance in 1994.

     William H. Luers. Mr. Luers has been a member of our board of directors since August 2000. He has been chairman, chief executive officer and president of the United Nations Association of the United States of America since February 1999. From May 1986 to February 1999, Mr. Luers served as president of the Metropolitan Museum of Art in New York, New York. He is a member of the board of directors of IDEX Corporation, Wickes Inc., and several incorporated mutual funds managed by Scudder Kemper Investments, Inc.

     Michael Lynton. Mr. Lynton has been a member of our board of directors since January 2000 and was appointed by AOL. He has served as president of AOL International since January 2000. From September 1996 to December 1999, Mr. Lynton was chairman and chief executive officer of the Penguin Group, a publishing company owned by Pearson plc. From September 1993 to June 1996, Mr. Lynton served as president of Disney Publishing -- Magazines and Books, and between 1987 and 1993 he served as president of Hollywood Pictures for The Walt Disney Company.

     The Right Honourable M. Brian Mulroney. The Right Honourable M. Brian Mulroney has been a member of our board of directors since August 2000. He has been a senior partner in the law firm of Ogilvy Renault in Montreal, Quebec, Canada since August 1993. From September 1984 to June 1993, Mr. Mulroney served as the prime minister of Canada. He is a member of the board of directors of the Archer Daniels Midland Company, the Trizec Hahn Corporation, Cendant Corporation, Quebecor Inc., Cognicase Inc. and Sun Media Corporation.

     Robert S. O'Hara, Jr. Mr. O'Hara has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. Since 1974, Mr. O'Hara has been a member of Milbank, Tweed, Hadley & McCloy LLP, a law firm in New York, N.Y.

     Cristina Pieretti. Ms. Pieretti has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. From 1992 to March 1995, and since February 1996, Ms. Pieretti has held a number of senior management positions with marketing and operations responsibilities at companies within the Cisneros Group in the consumer goods, retail and telecommunications industries. From March 1995 to February 1996, Ms. Pieretti was a partner at Booz-Allen & Hamilton, a consulting firm. Ms. Pieretti has the title of senior vice president of operations of the Cisneros Group. Ms. Pieretti is also a director of Pueblo Xtra International, Inc., a company within the Cisneros Group.

     Robert W. Pittman. Mr. Pittman has been a member of our board of directors since January 2000 and was appointed to be board by AOL. He has been co-chief operating officer of AOL Time Warner Inc. since January 2001. He served as president and chief operating officer of AOL since February 1998. Previously, he was president and chief executive officer of AOL Networks, a division of AOL, from November 1996 until February 1998. He held the positions of managing partner and chief executive officer of Century 21 Real Estate Corp. from October 1995 to October 1996. Before that time, Mr. Pittman had been president and chief executive officer of Time Warner Enterprises, a division of Time Warner Entertainment Company, LP, between 1990 and 1995, and chairman and chief executive officer of Six Flags Entertainment Corporation from December 1991 to September 1995. Mr. Pittman founded MTV in 1981 and became chief executive officer of MTV Networks in 1985. He is also a director of AOL Time Warner Inc. and Cendant Corporation.

     Roberto Egydio Setubal. Mr. Setubal has been a member of our board of directors since August 2000. Since 1984 he has overseen the commercial operations of Banco Itau, and in 1994 he was appointed to the position of president and chief executive officer of Banco Itau and all of its affiliated and associated banks and companies. Mr. Setubal is also executive vice-president of Itausa, the holding company of Group Itau. Since 1990, Mr. Setubal has been involved in the Brazilian Federation of Banks, serving as president and chairman of the board of directors since 1997. Mr. Setubal is also a member of the Basel Committee on Banking Supervision and the International Monetary Conference, Latin American section. Mr. Setubal serves on the advisory council of Institute Ethos, and he is also a member of the board of directors of Ford Latin America.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and beneficial owners of more than 10% of our capital stock to file reports with the Securities and Exchange Commission regarding their ownership and changes in their ownership of our capital stock. To our knowledge, except as noted below, during 2000, our officers, directors and greater than 10% beneficial stockholders complied with all Section 16(a) filing requirements on time. Initial Statements of Ownership on Forms 3 were not timely filed by Paul Freudenthaler, our Controller, Eric G. Hoyt, our Vice President of Acquisition Marketing, and Lawrence Pepping, our Vice President of Marketing. An Annual Statement on Changes in Beneficial Ownership on Form 5, reporting one transaction, was not timely filed by Roberto Egydio Setubal, a member of our board.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     The directors appointed by AOL and the Cisneros Group and the director nominated by Banco Itau receive no cash compensation for services rendered in their capacity as directors. The other members of our board receive a fee of $10,000 for each board meeting they attend and a fee of $7,500 per fiscal year on an annualized basis beginning on August 7, 2000 for serving on a committee of our board. The chairperson of each committee receives an additional fee of $2,500 per fiscal year on an annualized basis beginning on August 7, 2000. The directors may receive additional compensation in a manner to be determined by our board. All directors are reimbursed for actual reasonable costs incurred in attending our board and committee meetings.

     Our non-employee directors also receive automatic stock option grants under our 2000 Stock Option Plan upon joining our board. Options granted under this plan are non-qualified stock options. Each non-employee board member elected for the first time to our board is granted an option to purchase 60,000 shares of class A common stock upon the date of his or her initial election. The exercise price of the options is 100% of the fair market value of the class A common stock on the date of the option grant. The options are exercisable as of the date granted, and their term is ten years. As of April 27, 2001, none of these options granted under the plan had been exercised. Under AOL Time Warner Inc.'s and AOL's conflicts of interests standards, J. Michael Kelly, Michael Lynton, Robert W. Pittman and Gerald Sokol, Jr., each a member of our board as well as an employee of AOL Time Warner Inc. or AOL, must transfer the economic benefit of their options to AOL.

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

SUMMARY COMPENSATION TABLE

     The following table presents the total compensation paid or accrued to our other named executive officers during our six months ended December 31, 2000 (the "Stub" period) and for our fiscal years ended June 30, 2000 and June 30, 1999. Effective January 11, 2001, we changed our fiscal year end from June 30 to December 31.

     "Named executive officer" refers to our chief executive officer and to our four most highly paid executive officers who earned (on an annualized basis) more than $100,000 in the six months ended December 31, 2000.

                                                                              LONG TERM
                                                 ANNUAL COMPENSATION         COMPENSATION
                                             ----------------------------    ------------
                                                                              SECURITIES
                                                                              UNDERLYING      ALL OTHER
                                                                               OPTIONS          ANNUAL
NAME AND PRINCIPAL POSITION                  YEAR     SALARY      BONUS        AWARDED       COMPENSATION
---------------------------                  ----    --------    --------    ------------    ------------
Charles M. Herington(1)....................  Stub(2) $175,450    $465,722     1,300,000        $30,000
President and Chief                          2000     354,124     200,000                       43,500
Executive Officer                            1999     145,833     200,000                       33,463
Javier Aguirre(3)..........................  Stub      77,531      52,970       346,000         55,431
Chief Financial Officer                      2000     150,671          --                           --
Gustavo Benejam(4).........................  Stub     135,064      33,904       400,000             --
Chief Operating Officer                      2000      68,750     125,000                           --
John D. Gardiner...........................  Stub      78,465      54,931       275,000
Vice President, Business Affairs             2000     156,945          --                           --
Eduardo Hauser(5)..........................  Stub      77,881      53,704       245,000         36,216
Vice President, AOL Services                 2000     153,440      36,250                           --

---------------

(1) Mr. Herington began his employment with us in February 1999. Other annual compensation includes Mr. Herington's automobile allowance, reimbursement of relocation expenses and payment of membership fees.
(2) Stub refers to the period from July 1, 2000 through December 31, 2000.
(3) Other annual compensation includes reimbursement of relocation expenses.
(4) Mr. Benejam began his employment with us in April 2000.
(5) Other annual compensation includes reimbursement of relocation expenses.

OPTION GRANTS IN 2000 TO NAMED EXECUTIVE OFFICERS

     The following table sets forth information with respect to employee options to purchase shares of class A common stock awarded during the twelve months ended December 31, 2000 to the named executive officers listed in the summary compensation table.

                                                                                             POTENTIAL REALIZABLE VALUE
                                 INDIVIDUAL GRANTS                                             AT ASSUMED ANNUAL RATE
                       --------------------------------------                                      OF STOCK PRICE
                           NUMBER OF         PERCENT OF TOTAL                                     APPRECIATION FOR
                           SECURITIES        OPTIONS GRANTED     EXERCISE                          OPTION TERM(2)
                           UNDERLYING          TO EMPLOYEES        PRICE      EXPIRATION    -----------------------------
NAME                   OPTIONS GRANTED(1)        IN 2000         ($/SHARE)       DATE          5%                 10%
----                   ------------------    ----------------    ---------    ----------    ---------          ----------
Charles M. Herington       1,300,000                11.9%          $8.00        8/7/10      6,540,504          16,574,922
Javier Aguirre               346,000                 3.2%          $8.00        8/7/10      1,740,780           4,411,479
Gustavo Benejam              400,000                 3.7%          $8.00        8/7/10      2,012,463           5,099,976
John Gardiner                275,000                 2.5%          $8.00        8/7/10      1,383,568           3,506,233
Eduardo Hauser               245,000                 2.2%          $8.00        8/7/10      1,232,633           3,123,735

---------------

(1) Options are non-qualified stock options and generally terminate 90 days following termination of the executive officer's employment with AOLA or the expiration date, whichever occurs earlier. The exercise price of each option was equal to the fair market value per share of the class A common stock on the grant date. All options vest over a four-year period at the rate of 25% per year with the first vesting date occurring on January 1, 2001, with the exception of Mr. Herington's options, which vest over a three-year period at the rate of 33.3% per year with the first vesting date occurring on January 1, 2001.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date of the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. The actual gains, if any, on the exercise of stock options will depend on the future performance of the class A common stock, the option holder's continued employment throughout the option period, and the date on which the options are exercised.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND YEAR END VALUES

     The following table summarizes for each of the named executive officers unexercised options held at December 31, 2000. None of the named executive officers held any stock appreciation rights or exercised any stock options or stock appreciation rights during 2000. The value of unexercised in-the-money options at year end is the difference between the exercise price and the fair market value of the underlying stock on December 29, 2000, the last business day of the twelve month period ended December 31, 2000. The closing price of our class A common stock on the Nasdaq National Market on that date was $2.688.

                                         NUMBER OF                 NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                          SHARES      VALUE       UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                         ACQUIRED    REALIZED      OPTIONS AT 12/31/2000           AT 12/31/2000(1)
                                            OR         UPON     ---------------------------   ---------------------------
NAME                                     EXERCISED   EXERCISE   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                     ---------   --------   -----------   -------------   -----------   -------------
Charles M. Herington...................     --          --           0          1,300,000         $0              $0
Javier Aguirre.........................     --          --           0            346,000         $0              $0
Gustavo Benejam........................     --          --           0            400,000         $0              $0
John Gardiner..........................     --          --           0            275,000         $0              $0
Eduardo Hauser.........................     --          --           0            245,000         $0              $0

---------------

(1) Actual gains, if any, on exercise will depend on the value of the class A common stock on the date of sale of any shares acquired upon exercise of the option. The named executive officers do not hold any options, exercisable or unexercisable, at exercise prices below the fair market value of the class A common stock on December 29, 2000 as reported by the Nasdaq Stock Market. Such options are not "in the money" and their value is therefore, zero.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

     Charles M. Herington. Mr. Herington serves as our president and chief executive officer. From January 2000 through September 2000, his annual base salary was $358,247. Mr. Herington's annual base salary from September through December 2000 was $376,160. Currently, Mr. Herington's annual base salary is $376,160. Mr. Herington received a bonus of $200,000 on February 26, 2000, the first anniversary of his employment with us. Mr. Herington is eligible to receive an annual bonus of up to 130% of his base salary, in the discretion of our board based on his performance. In September 2000, Mr. Herington received a $465,722 bonus. On August 7, 2000, Mr. Herington also received an option to purchase 1,300,000 shares of our class A common stock at $8.00 per share, its initial public offering price. As of January 1, 2001, Mr. Herington can purchase up to one-third of the shares under this option. Mr. Herington may purchase an additional one-third of the shares under the option on January 1, 2002 and January 1, 2003. The board, in its discretion, may grant other stock options to Mr. Herington based upon his performance. Mr. Herington also holds options to purchase AOL common stock.

     If we terminate Mr. Herington during the first two years of his employment with us, for any reason other than:

     - his willful and material violation of AOLA's company policy, which is not cured within 30 days after he has received written notice from our board;

     - his failure to comply with the lawful direction of our board;

     - his commission of a material act of dishonesty or fraud; or

     - his conviction or plea of no contest to a felony,

he is entitled to receive his salary for 36 months following termination as well as a portion of his annual bonus. If this termination occurs after the first two years of his employment with us, he is entitled to receive his salary for 24 months following termination, as well as a portion of his annual bonus. Options granted to Mr. Herington before his termination will continue to vest during the applicable severance payment period.

     Javier Aguirre. Mr. Aguirre is our chief financial officer. His annual base salary from January 2000 until September 2000 was $151,000. From September 2000 until the end of our 2000 fiscal period, Mr. Aguirre's base salary was $170,000. Mr. Aguirre is eligible to receive an annual bonus of up to 35% of his base salary, based on his performance and on the achievement of specified performance objectives. He received a bonus of $52,970 in our 2000 fiscal year. He is also eligible to receive options to purchase our class A common stock.

     Gustavo Benejam. Mr. Benejam is our chief operating officer. His annual base salary from January 2000 until September 2000 was $275,000. His annual base salary from September 2000 through December 2000 was $290,000. On the first anniversary of his employment, Mr. Benejam received a bonus payment of $125,000. Mr. Benejam is also eligible to receive an annual bonus of up to 50% of his annual base salary based on performance objectives. Mr. Benejam received a bonus of $33,904 for our 2000 fiscal year. If we terminate Mr. Benejam's employment, he is entitled to receive his salary for 12 months following termination as well as a portion of his annual bonus. He is also eligible to receive options to purchase our class A common stock.

     John D. Gardiner. Mr. Gardiner serves as our vice president of business affairs. From January 2000 until September 2000, he received an annual base salary of $157,000. From September 2000 through December 2000, Mr. Gardiner received an annual base salary of $170,000. Mr. Gardiner is also eligible to receive an annual bonus of up to 35% of his base salary, based on his performance and on the achievement of specified performance objectives. His bonus for our 2000 fiscal year was $54,931. He is also eligible to receive options to purchase our class A common stock. Mr. Gardiner holds options to purchase AOL common stock.

     Eduardo Hauser. Mr. Hauser serves as our vice president of AOL services. From January 2000 until September 2000, his annual base salary was $153,000. From September 2000 through December 2000, his annual base salary was $170,000. On March 22, 2000, the one-month anniversary of his employment, Mr. Hauser received a bonus of $36,250, and on the first anniversary of his employment he received an additional $36,250. Mr. Hauser is eligible to receive an annual bonus of up to 35% of his base salary, based on his performance and on the achievement of specified performance objectives. His bonus for our 2000 fiscal year was $53,704. He is also eligible to receive options to purchase our class A common stock.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information regarding the ownership of our class A common stock as of April 27, 2001 by:

        - the named executive officers listed in the summary compensation table;

        - each director;

        - all current directors and executive officers as a group; and

        - each stockholder known by us to own beneficially more than 5% of our class A common stock.

     For purposes of calculating the number and percentage of outstanding shares held by each holder named below, any shares which that holder has the right to acquire within 60 days of April 27, 2001 are considered to be outstanding, but shares which may be similarly acquired by other holders are not considered to be outstanding.

     We believe that the stockholders named in this table have the sole voting and investment power for all shares of the class A common stock shown to be beneficially owned by them based on information they have provided to us, with the following exceptions:

        - The Cisneros Group's shares are owned by Aspen Investments LLC and Atlantis Investments LLC, companies within the Cisneros Group of Companies. Aspen Investments LLC is indirectly beneficially owned by a trust established by Gustavo A. Cisneros for the benefit of himself and members of his family, and Atlantis Investments LLC is indirectly beneficially owned by a trust established by Ricardo J. Cisneros for the benefit of himself and members of his family. Aspen Investments LLC and Gustavo A. Cisneros disclaim beneficial ownership of the shares of AOLA owned by Atlantis Investments LLC or Ricardo J. Cisneros. Atlantis Investments LLC and Ricardo J. Cisneros disclaim beneficial ownership of the shares of AOLA owned by Aspen Investments LLC or Gustavo A. Cisneros.

        - A total of 216,666 shares originally issued to the Cisneros Group consist of shares of series C preferred stock held by the children of Gustavo A. Cisneros. These shares are subject to a voting agreement allowing Aspen Investments LLC to vote the shares. The voting agreement terminates if the series C preferred shares are transferred by the children in the future or if the shares are converted into shares of our class A common stock.

        - A total of 288,888 shares originally issued to the Cisneros Group consist of shares of series C preferred stock held by the children of Ricardo J. Cisneros. These shares are subject to a voting agreement allowing Atlantis Investments LLC to vote the shares. The voting agreement terminates if the series C preferred shares are transferred by the children in the future or if the shares are converted into shares of our class A common stock.

        - AOL's shares include 240,000 shares of class A common stock issuable upon exercise of options held by employees of AOL or its parent, AOL Time Warner Inc., who are also directors of AOLA. Although such employees are the record holders of their respective options, AOL and AOL Time Warner Inc. hold or share disposition power with respect to all of the shares of the class A common stock underlying the options.

     The address for AOL is 22000 AOL Way, Dulles, Virginia 20166. The address for the stockholders affiliated with the Cisneros Group is c/o Finser Corporation, 550 Biltmore Way, Suite 900, Coral Gables, Florida 33134. The address for Banco Itau is Rua Boa Vista 176, Sao Paulo, Brazil.

                                                                        SHARES OF
                                                                   CLASS A COMMON STOCK
                                                                    BENEFICIALLY OWNED
                                                              ------------------------------
BENEFICIAL OWNER                                                NUMBER               PERCENT
----------------                                              -----------            -------
EXECUTIVE OFFICERS AND DIRECTORS
Charles M. Herington........................................      433,333(1)           0.64%
Javier Aguirre..............................................       86,500(2)           0.13%
Gustavo Benejam.............................................      100,000(3)           0.15%
John D. Gardiner............................................       69,250(4)           0.10%
Eduardo Hauser..............................................    1,079,833(5)           1.61%
Steven I. Bandel............................................      640,593(6)           0.95%
Gustavo A. Cisneros.........................................   57,730,886(7)          47.00%
Ricardo J. Cisneros.........................................   57,803,108(8)          47.00%
Miles R. Gilburne...........................................       60,000(9)           0.09%
J. Michael Kelly............................................       60,000(9)           0.09%
Michael Lynton..............................................       60,000(9)           0.09%
Robert S. O'Hara, Jr........................................       68,000(10)          0.10%
Cristina Pieretti...........................................      457,748(11)          0.68%
Robert W. Pittman...........................................       60,000(9)           0.09%
Gerald Sokol, Jr............................................       60,000(9)           0.09%
Vernon E. Jordan, Jr........................................       60,000(9)           0.09%
William H. Luers............................................       60,000(9)           0.09%
M. Brian Mulroney...........................................       60,000(9)           0.09%
Roberto Egydio Setubal......................................       60,000(9)           0.09%
All current executive officers and directors as
  a group -- 24 persons.....................................  110,101,646             64.36%
FIVE PERCENT STOCKHOLDERS
America Online, Inc.........................................  136,791,706(12)(14)     66.87%
Aspen Investments LLC.......................................   57,730,886(7)(14)      47.00%
Atlantis Investments LLC....................................   57,803,108(8)(14)      47.00%
Banco Itau S.A..............................................   35,937,840(13)(14)     53.57%

---------------

 (1) Consists of options to purchase 433,333 shares of class A common stock, which are exercisable within 60 days of April 27, 2001.
 (2) Consists of options to purchase 86,500 shares of class A common stock, which are exercisable within 60 days of April 27, 2001.
 (3) Consists of options to purchase 100,000 shares of class A common stock, which are exercisable within 60 days of April 27, 2001.
 (4) Consists of options to purchase 68,750 shares of class A common stock which, are exercisable within 60 days of April 27, 2001 and 500 shares of Class A common stock.
 (5) Consists of options to purchase 61,250 shares of class A common stock which are exercisable within 60 days of April 27, 2001 and 1,018,583 shares of Class A common stock.
 (6) Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors which are exercisable as of the date granted and 580,593 shares of Class A common stock.
 (7) Consists of the following as of April 27, 2001: (1) 2,000,000 shares of class A common stock, (2) 48,865,869 shares of series C preferred stock, which represented one-half of all series C preferred stock outstanding as of that date and includes 216,666 shares owned by the children of Gustavo
     A. Cisneros as to which Aspen Investments LLC has voting power, (3) currently exercisable options to purchase 60,000 shares of class A common stock, (4) 2,268,339 shares of series E preferred stock, which represented all of the series E preferred stock outstanding as of that date, and (5) 4,536,678 shares of series E preferred stock that Aspen Investments LLC is obligated to purchase under the stock purchase agreement at closings on June 1 and August 1, 2001. Shares of series C preferred stock and series E preferred stock are convertible into AOLA's class C common stock at any time, on a one share-for-one share basis, and the class C common stock is convertible into class A common stock at any time, on a one share-for-one share basis. Adding all these shares, as of April 27, 2001, Gustavo A. Cisneros, either directly or through Aspen Investments LLC, beneficially owned a total of 57, 730,886 shares of class A common stock.
 (8) Consists of the following as of April 27, 2001: (1) 2,000,000 shares of class A common stock, (2) 48,938,091 shares of series C preferred stock, which represented one-half of all series C preferred stock outstanding as of that date and includes 288,888 shares owned by the children of Ricardo
     J. Cisneros as to which Atlantis has voting power, (3) currently exercisable options to purchase 60,000 shares of class A common stock, (4) 2,268,339 shares of series E preferred stock, which represented all of the series E preferred stock outstanding as of that date, and (5) 4,536,678 shares of series E preferred stock that Atlantis Investments LLC is obligated to purchase under the stock purchase agreement at closings on June 1 and August 1, 2001. Shares of series C preferred stock and series E preferred stock are convertible into AOLA's class C common stock at any time, on a one share-for-one share basis, and class C common stock is convertible into class A common stock at any time, on a one share-for-one share basis. Adding all these shares, as of April 27, 2001, Ricardo J. Cisneros, either directly or through Atlantis Investments LLC, beneficially owned a total of 57,803,108 shares of class A common stock.
 (9) Consists of options to purchase 60,000 shares of class A common stock which are exercisable as of the date granted. Under AOL Time Warner Inc.'s and AOL's conflicts of interests standards, J. Michael Kelly, Michael Lynton, Robert W. Pittman and Gerald Sokol, Jr., each a member of our board as well as an employee of AOL Time Warner Inc. or AOL, must transfer the economic benefit of their options to AOL.
(10) Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors which are exercisable as of the date granted and 8,000 shares of class A common stock.
(11) Consists of options to purchase 60,000 shares of class A common stock were granted to each of our directors which are exercisable as of the date granted, and 397,248 shares of class A common stock. Also includes 500 shares of class A common stock, held in accounts for which Ms. Pieretti's husband is a cosignatory. Ms. Pieretti disclaims beneficial ownership of these 500 shares.
(12) Consists of the following as of April 27, 2001: (1) 4,000,000 shares of class A common stock, (2) 101,858,334 shares of series B preferred stock, representing all of the series B preferred stock outstanding as of such date, (3) currently exercisable options to purchase 240,000 shares of class A common stock held by certain directors of AOLA, (4) 4,717,374 shares of series D preferred stock, representing all of the series D preferred stock outstanding as of such date, (5) 9,434,749 shares of series D preferred stock that AOL was obligated to purchase under the terms of the stock purchase agreement at closings on June 1 and August 1, 2001, and (6) 16,541,250 shares of class A common stock issuable pursuant to a warrant held by AOL. Shares of series B preferred stock and series D preferred stock are convertible into AOLA's class B common stock at any time, on a one share-for-one share basis, and such class B common stock is convertible into class A common stock at any time, on a one share-for-one share basis. Adding all these shares, as of April 27, 2001, AOL beneficially owned a total of 136,791,706 shares of class A common stock. AOL Time Warner Inc., the parent of AOL, may be deemed jointly to beneficially own all these shares.
(13) Consists of class A common stock.
(14) Under Rule 13d-5(b)(1) promulgated under the Exchange Act, to the extent a "group" is deemed to exist by virtue of the March 30, 2001 stockholders' agreement, the voting agreement, and the AOL-ODC registration rights agreement, AOL and AOL Time Warner Inc. may be deemed to have beneficial ownership, under Sections 13(d) and 13(g) of the Exchange Act, of all of the equity securities of AOLA beneficially owned by entities within the Cisneros Group and each of Gustavo A. Cisneros and Ricardo J. Cisneros, and vice versa. Under Rule 13d-5(b)(1) promulgated under the Exchange Act, to the extent a "group" is deemed to exist by virtue of the Banco Itau registration rights agreement, AOL and AOL Time Warner Inc., one the one hand, and the entities within the Cisneros Group and Gustavo A. Cisneros and Ricardo J. Cisneros, on the other hand, may be deemed to have beneficial ownership, for purposes of Sections 13(d) and 13(g) of the Exchange Act, of all of the equity securities of AOLA beneficially owned by Banco Itau, and vice versa. Each of (1) AOL and AOL Time Warner Inc., (2) the entities within the Cisneros Group and Gustavo A. Cisneros and Ricardo J.

     Cisneros, and (3) Banco Itau, respectively, disclaims beneficial ownership of any AOLA securities directly or indirectly beneficially owned by the other.

ITEM 13. CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS

2001 FINANCING

     Stock Purchase Agreement with AOL, the Cisneros Group and Banco Itau. On March 30, 2001, AOLA, AOL, the Cisneros Group and Banco Itau entered into a stock purchase agreement, under which AOL purchased 4,717,374 shares of series D preferred stock, the Cisneros Group purchased 4,536,678 shares of series E preferred stock, and Banco Itau purchased 4,237,840 additional shares of class A common stock, each at a price of $4.6875 per share on April 2, 2001. Under the terms of the stock purchase agreement, AOL has agreed to purchase an additional 9,434,749 shares of series D preferred stock, and the Cisneros Group has agreed to purchase an additional 9,073,358 shares of series E preferred stock. These purchases will occur at closings that will take place on June 1 and August 1, 2001.

     If AOL defaults in the timely payment of the full amount owed to AOLA for any shares to be purchased by AOL under the stock purchase agreement, the Cisneros Group will have the right to cure such payment default by paying all or a portion of the amount of the default and receiving a number of shares equal to the amount of the default payment made by the Cisneros Group divided by $4.6875. In addition, the Cisneros Group would then have the right to purchase from AOL such aggregate number of shares of series B preferred stock, series D preferred stock or class B common stock, as the Cisneros Group selects, up to an amount equal to the number of shares purchased from AOLA pursuant to the share purchase described in the preceding sentence, at a purchase price equal to $3.75. AOL has the right to cure similar defaults by the Cisneros Group and to purchase shares from AOLA at $4.6875 per share upon any default by the Cisneros Group, as well as the right to purchase up to an equal aggregate amount of shares of series C preferred stock, series E preferred stock or class C common stock from the Cisneros Group in the event of such a default, at a purchase price of $3.75.

     Voting Agreement with AOL and the Cisneros Group. In connection with the stock purchase agreement, we entered into a voting agreement with AOL and the Cisneros Group, dated as of March 30, 2001. Under the voting agreement, AOL and the Cisneros Group also agreed to vote in favor of any additional actions necessary to permit the automatic conversion of the shares of the series D and E preferred stock purchased by AOL and the Cisneros Group into shares of series B and C preferred stock, and to authorize the shares issued in the conversion (and any shares of capital stock issuable upon conversion of those shares) to be authorized for quotation or listing on the Nasdaq Stock Market.

THE REORGANIZATION

     Before August 7, 2000, the business of AOLA was conducted by affiliates of AOL Latin America, S.L. AOL Latin America, S.L. is a limited liability company organized in Spain in December 1998. AOL Latin America, S.L. was formed by AOL and the Cisneros Group as a joint venture in which:

     - AOL contributed royalty-free license rights in exchange for its ownership interest. AOL's contribution of these rights was recorded at AOL's historical cost basis, which was zero; and

     - the Cisneros Group contributed an aggregate amount of approximately $100.1 million in exchange for its ownership interest. The Cisneros Group then sold at cost approximately 1.96% of its interest to Eduardo Hauser, Cristina Pieretti and Steven Bandel. Mr. Hauser is a named executive officer of AOLA, and Ms. Pieretti and Mr. Bandel are members of our board.

     On August 7, 2000, AOLA became the holding company of, and indirectly acquired all of, AOL Latin America, S.L. and its affiliates through a corporate reorganization. Under the corporate reorganization:

     - AOL exchanged its ownership interests in one of the two holding companies that owned AOL Latin America, S.L. and its affiliates for 101,858,334 shares of our series B preferred stock;

     - The Cisneros Group exchanged its ownership interest in one of the two holding companies that owned AOL Latin America, S.L. and its affiliates for 99,861,910 shares of our series C preferred Stock;

     - Eduardo Hauser, Cristina Pieretti and Steven Bandel exchanged their ownership interests in one of the two holding companies that owned AOL Latin America S.L. for 1,996,424 shares of our series C preferred stock. Their shares of series C preferred stock immediately converted into shares of class A common stock; and

     - AOL received a warrant to purchase 16,541,250 shares in any combination of our series B preferred class A common or class B common stock.

     Under the corporate reorganization, AOL and the Cisneros Group agreed to indemnify us and our affiliates, but not each other, for taxes attributable to their ownership interests in the holding companies that owned AOL Latin America, S.L., as well as other liabilities attributable to these holding companies, arising before the reorganization.

STOCKHOLDERS' AGREEMENT, AS AMENDED, WITH AOL AND THE CISNEROS GROUP

     On August 7, 2000 we entered into a stockholders' agreement with AOL and the Cisneros Group, which contains various provisions that affect the way in which we operate our business and govern many important aspects of the relationships among AOL, the Cisneros Group and us. On March 30, 2001, this agreement was amended in connection with the equity investment by our principal stockholders, AOL, the Cisneros Group and Banco Itau.

     Voting Agreement. AOL and the Cisneros Group have agreed to vote all of their shares of capital stock, which collectively represent 97.2% of the voting power of our outstanding capital stock, to elect the four directors nominated by our special committee for election by the holders of all shares of our outstanding capital stock, voting together. Under the registration rights and stockholders agreement, as amended, with Banco Itau, AOL and the Cisneros Group have agreed to vote their shares of capital stock in favor of an individual nominated by Banco Itau to serve as one of these four directors.

     Non-Compete. AOL, the Cisneros Group and any entity in which either of them owns a 35% or greater interest may not acquire more than a 35% interest in a competitor of AOLA. The Cisneros Group may, however, own up to a 50% interest in RSL Communications Latin America, Ltd. ("RSL-LA") or Galaxy Latin America LLC, regardless of whether these companies are providing competitive online services. Any entity that provides PC-based online services in Latin America to a substantial consumer base is considered a competitor of AOLA. After the later of December 15, 2003 or the date on which either AOL or the Cisneros Group owns less than 20% of our outstanding capital stock, these restrictions will no longer apply to AOL, the Cisneros Group and their affiliates.

     Until the later of August 7, 2005 or the date on which either AOL or the Cisneros Group owns less than 20% of our outstanding capital stock:

     - neither the Cisneros Group, nor any entity in which it owns at least a 35% interest, may acquire more than a 35% interest in a competitor that provides TV- or wireless-based online services in Latin America. However, the Cisneros Group may own up to a 50% interest in RSL-LA or Galaxy Latin America LLC, regardless of whether these companies are providing competitive online services; and

     - AOL may not offer in Latin America any AOL-branded TV-based online services or any AOL-branded wireless-based online services that it develops for commercial launch prior to August 7, 2004.

     The 20% threshold described above will be lowered in some instances, including:

     - if an additional principal stockholder is admitted as a stockholder of AOLA;

     - if we issue more shares of our capital stock; or

     - if AOL exercises the warrant it holds.

     If either AOL or the Cisneros Group breaches these non-compete provisions, then:

     - if the Cisneros Group is the breaching party, we will have the option to purchase all of the capital stock held by the Cisneros Group at its fair market value, less any damages resulting from the breach, in cash or by delivery of a promissory note, payable over a three-year term; or

     - if we do not exercise this option, AOL will have the option to purchase the shares from the Cisneros Group at their fair market value, less any damages resulting from the breach, in cash or in freely tradable shares of AOL common stock in installments over a three-year period; and

     - if AOL is the breaching party where PC-based online services are involved, the Cisneros Group will have the option to require AOL to purchase the Cisneros Group's shares at their fair market value, plus any damage resulting from the breach, in cash or in freely tradable shares of AOL common stock, in installments over a three-year period.

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

     Restrictions on Transfer. Neither AOL nor the Cisneros Group may transfer their shares of capital stock except:

     - to their wholly-owned affiliates or to each other;

     - through the sale of their businesses;

     - through the admission of another principal stockholder as described in the admission of additional principal stockholder paragraph, below;

     - up to 20% of their shares may be transferred to their employees or to the employees of their wholly owned affiliates and, in the case of the Cisneros Group, to designated Cisneros family members. Unless the transferred shares are converted into class A common stock, AOL or the Cisneros Group will retain the voting rights to those shares;

     - shares of class A common stock purchased in our initial public offering or that are issuable upon conversion of shares of B stock or C stock can be sold in a registered offering or under Rule 144 of the Securities Act of 1933, as amended; and

     - to another party, other than to a competitor, provided that they first offer their shares on the same terms to the other stockholder.

     Any transfer of capital stock will subject the person acquiring the shares to the provisions of the stockholders' agreement.

     Admission of Additional Principal Stockholders. AOL and the Cisneros Group may admit one or more additional principal stockholders of AOLA. Any additional stockholder would either receive new shares of our capital stock or would acquire shares owned by AOL or the Cisneros Group. If the new stockholder is a strategic stockholder, the Cisneros Group's ownership interest in AOLA will be reduced at a disproportionately greater rate than AOL's ownership interest in AOLA. To achieve the reduction, for example, either AOL or we would purchase shares held by the Cisneros Group at their fair market value.

     Standstill Provisions. Until December 15, 2003, neither AOL nor the Cisneros Group may acquire any additional shares of our capital stock except:

     - shares in an amount equal to 5% of the sum of our outstanding shares of capital stock on March 30, 2001;

     - shares issuable to AOL upon the exercise of the warrant it holds;

     - shares of capital stock that we issue to them as payment for an asset or right sold to us;

     - shares of capital stock acquired in a tender or exchange offer for all of our securities;

     - as approved by the party not acquiring the shares and the disinterested members of our board; and

     - shares issued to them by Banco Itau pursuant to their exercise of a right of first refusal.

     Commitments made by the Cisneros Group. The Cisneros Group has agreed to provide us with advertising, promotional and online content services. From the beginning of our operations through December 31, 2000, we incurred $891,000 for services, including personnel services and travel costs, provided by the Cisneros Group. Some of these services were provided and will be provided in the future at varying charges depending upon the type of service.

     Indemnification provision. Our stockholders' agreement contains provisions requiring us to indemnify AOL and the Cisneros Group for liabilities imposed upon them for breach of fiduciary duty based upon their appropriation of our business opportunities. These provisions, along with provisions in our license and services agreements requiring us to indemnify AOL, are substantially similar to those contained in our certificate of incorporation.

     Term and Termination.  The stockholders' agreement will terminate:

     - when AOL and the Cisneros Group no longer hold any shares of our capital stock;

     - when the parties mutually terminate the stockholders' agreement; or

     - June 30, 2048, whichever occurs first.

     Either AOL or the Cisneros Group may terminate the stockholders' agreement if the other stockholder no longer holds at least 10% of our outstanding capital stock.

THE AOL WARRANT

     On August 7, 2000, we issued a warrant to AOL to purchase 16,541,250 shares in any combination of our series B preferred, class A common or class B common stock at a per share exercise price equal to the initial public offering price of $8.00. The warrant is immediately exercisable and has a ten-year term. The number of shares issuable under the warrant may be increased if we, AOL or the Cisneros Group issue or transfer shares to one or more additional strategic stockholders. The warrant allows AOL to pay the exercise price due under the warrant by tendering to us a portion of the shares subject to the warrant instead of paying the exercise price in cash.

THE REGISTRATION RIGHTS AGREEMENT, AS AMENDED, WITH AOL AND THE CISNEROS GROUP

     On March 30, 2001, we amended our existing agreement with AOL and the Cisneros Group to provide them with their respective registration rights for the shares of class A common stock issuable upon conversion of their B stock, C stock, and series D and E preferred stock, and in the case of AOL, upon the exercise of the warrant it holds to purchase 16,541,250.

THE VOTING AGREEMENT AND IRREVOCABLE PROXY

     On August 7, 2000, the Cisneros Group transferred a total of 505,554 shares of series C preferred stock to children of Gustavo A. Cisneros and Ricardo J. Cisneros. We have entered into a voting agreement and irrevocable proxy with the Cisneros Group and these transferees under which these transferees appointed Aspen Investments LLC, in the case of shares held by the children of Gustavo A. Cisneros, and Atlantis Investments LLC in the case of shares held by the children of Ricardo J. Cisneros, as their respective representatives to vote his or her shares. The voting agreement terminates only with respect to shares transferred by a transferee in the future or if these shares of series C preferred stock are converted into shares of our class A common stock.

THE AOL LICENSE AGREEMENT

Our License

     Under our license agreement with AOL, dated August 7, 2000, we have:

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

Termination of our exclusive rights

     We will lose the exclusivity of our licensed rights:

        - to AOL-branded PC-based online services, upon the later of December 15, 2003 or the date on which either AOL or the Cisneros Group owns 20% or less of the outstanding voting stock of AOLA; and

        - to AOL-branded TV-based and wireless-based online services, upon the later of August 7, 2005 or the date on which either AOL or the Cisneros Group owns 20% or less of the outstanding voting stock of AOLA.

     These 20% thresholds will be lowered if:

        - an additional strategic stockholder is admitted as a stockholder of AOLA;

        - we issue more shares of our capital stock; or

        - AOL exercises the warrant it holds to purchase 16,541,250 shares of class A common stock.

     AOL may terminate our rights under the license if we materially breach its terms.

THE AOL SERVICES AGREEMENT

     We entered into a services agreement with AOL on August 7, 2000, under which AOL provides various services to us, including:

     - localization of AOL software and software updates;

     - development and installation services, including requested modifications, enhancements and revisions to AOL's software;

     - host computer services;

     - network connections from our services to the AOL servers;

     - technical support;

     - training in areas such as marketing, business development, member support, public relations, finance and accounting;

     - support and maintenance for third-party software licensed to us by AOL;
       and

     - joint venture assistance.

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

     We have agreed to interconnect our America Online Brazil, America Online Mexico and America Online Argentina country services and all future AOLA country services to the services provided by AOL and its international affiliates. This interconnection, which will be provided free of charge, will provide our members with access to the AOL service and AOL International interactive services and will permit AOL members worldwide to access the AOLA country services.

     For the 2000 fiscal year, we had incurred expenses totaling approximately $11.2 million payable to AOL under our services agreement. We anticipate that payments to AOL for these services will exceed $60,000 annually in the future, but we are unable to estimate at this time the amount of the payments.

THE ICQ PROMOTION AGREEMENT

     We have entered into an agreement with AOL under which we have the right in Latin America to promote AOL's ICQ service. As local versions of the ICQ service are developed, we may engage in other marketing and cross-promotion activities with AOL.

THE LETTER AGREEMENT REGARDING PUERTO RICO SUBSCRIBERS

     We entered into a letter agreement with AOL under which AOL transferred to us the net economic benefit associated with subscribers to the service in Puerto Rico, and these subscribers count toward our member totals. We anticipate that payments to AOL for services provided under the letter agreement will exceed $60,000, annually.

THE INTERACTIVE SERVICES AGREEMENT WITH AOL

     We entered into an interactive services agreement with AOL under which we have created a mini-channel for AOL that will be the exclusive aggregator of content of interest to Latinos living in the United States on the US version of the AOL service, the aol.com website and Netscape, and which may also be distributed on Digital City and CompuServe.

     We will share with AOL advertising and commerce revenues relating to this mini-channel. We anticipate that the amounts involved will exceed $60,000 annually in the future, but we are unable to estimate at this time these amounts.

RELATIONSHIPS WITH OFFICERS OF AOL TIME WARNER INC. AND AOL

     Two members of our board appointed by AOL are also executive officers of AOL Time Warner Inc., and two members of our board are also directors of AOL Time Warner Inc. Two members of our board appointed by AOL are also executive officers of AOL.

     - Robert W. Pittman is the co-chief operating officer of AOL Time Warner Inc. and a director of AOL Time Warner Inc.;

     - J. Michael Kelly is the chief financial officer of AOL Time Warner Inc.;

     - Michael Lynton is the president of AOL International;

     - Gerald Sokol, Jr. is the senior vice president and general manager of AOL International; and

     - Miles R. Gilburne is a director of AOL Time Warner Inc.

RELATIONSHIPS WITH OFFICERS OF THE CISNEROS GROUP

     Four of the five members of our board appointed by the Cisneros Group are also executive officers and directors of companies within the Cisneros Group.

     - Gustavo A. Cisneros oversees the management and operations of the Cisneros Group and is an executive officer and director of many of its constituent companies;

     - Ricardo J. Cisneros is an executive officer and director of many of the constituent companies of the Cisneros Group;

     - Steven I. Bandel holds several senior management positions in companies in the Cisneros Group and has the title of president and chief operating officer of the Cisneros Group; and

     - Cristina Pieretti holds a number of senior management positions in companies in the Cisneros Group and has the title of vice president of operations of the Cisneros Group.

OUR PURCHASE OF AOL'S LATIN AMERICAN COMPUSERVE CLASSIC SUBSCRIBERS

     In December 1998, we acquired AOL's Latin American CompuServe Classic subscribers. The cost to acquire these subscribers was determined using a formula that was based on the expected number of Latin American CompuServe subscribers at December 15, 1999. Because the number of subscribers at December 15, 1999 was lower than expected, AOL repaid $879,000 to us during March 2000.

THE STRATEGIC INTERACTIVE SERVICES AND MARKETING AGREEMENT, AS AMENDED, WITH BANCO ITAU

     We have entered into a ten-year strategic alliance with Banco Itau, one of the largest banks in Latin America, which provides limited online financial services to approximately one million of its approximately seven million banking customers. We have created a co-branded, customized version of our America Online Brazil service that Banco Itau markets to its customers. Banco Itau customers that register for the co-branded service and receive approval from the bank will be considered subscribers of the co-branded service.

     We are currently negotiating a proposed amendment to our strategic marketing agreement with Banco Itau, which material proposed terms are described below. Although the proposed amendment has not been formally memoralized, and some of the following terms are still subject to change, we and Banco Itau are operating under these terms:

     Unlimited access accounts for select Banco Itau customers and employees. Until October 31, 2001, Banco Itau will offer unlimited access to the co-branded service as follows:

     - participating Banco Itau customers and Banco Itau employees will receive unlimited monthly access to the co-branded service. Banco Itau will pay us a fixed monthly fee for each bank employee that has an unlimited access account with the co-branded service. Banco Itau will pay us the lesser of the fee for actual usage or a fixed monthly fee for each bank customer that has an unlimited access account with the co-branded service.

THE REGISTRATION RIGHTS AND STOCKHOLDERS' AGREEMENT, AS AMENDED, WITH BANCO ITAU

     On August 11, 2000, we entered into a registration rights and stockholders' agreement with Banco Itau. This agreement was subsequently amended on March 30, 2001 in connection with the equity investment by AOL, the Cisneros Group and Banco Itau. The agreement limits Banco Itau's ability to compete with us, gives Banco Itau representation rights on our board and governs many aspects of Banco Itau's ability to sell its shares of class A common stock.

     Non-Compete. Banco Itau and any entity in which Banco Itau owns a 35% or greater interest may not acquire more than a 35% interest in one of our competitors. Any entity that provides PC-based online services in Latin America to a substantial consumer base is considered a competitor of AOLA. These restrictions will no longer apply to Banco Itau and its affiliates after the later of December 15, 2003 or the date on which Banco Itau owns less than 6% of our outstanding capital stock.

     Until the later of August 7, 2005 or the date on which Banco Itau owns less than 6% of our outstanding capital stock, neither Banco Itau, nor any entity in which it owns at least a 35% interest, may acquire more than a 35% interest in a competitor that provides TV- or wireless-based online services in Latin America.

     If Banco Itau breaches these non-compete provisions, then:

     - we will have the option to purchase all of the capital stock held by Banco Itau at its fair market value, less any damages resulting from the breach, in cash or by delivery of a promissory note, payable over a three-year term; or

     - if we do not exercise this option, AOL will have the option to purchase the shares from Banco Itau at their fair market value, less any damages resulting from the breach, in cash or in freely tradable shares of AOL common stock in installments over a three-year period.

     Banco Itau has the right to enforce the provisions of our stockholders' agreement with AOL and the Cisneros Group that limit AOL's and the Cisneros Group's ability to compete with us. Banco Itau's right to enforce the non-compete will continue until the earlier of the date that our strategic interactive services and marketing agreement with Banco Itau is terminated, the date on which Banco Itau owns less than 6% of our outstanding capital stock, and August 2010.

     Board Representation. Banco Itau is entitled to nominate one of our 14 directors, and AOL and the Cisneros Group have agreed to vote their shares of capital stock in favor of the election of Banco Itau's nominee. This right to representation on our board will continue for two years after the date of the agreement and then for as long as Banco Itau holds at least 41% of its 31,700,000 shares of class A common stock issued on August 11, 2000 (the "Initial Shares"), and the strategic interactive services and marketing agreement remains in effect.

     Lock-Up. Banco Itau has agreed not to dispose of or hedge (other than certain repurchase transactions) any of the Initial Shares except that Banco Itau may sell specified portions of the Initial Shares from and after agreed upon release dates.

     The table below shows the percentage of the Initial Shares that will remain subject to the lock-up on each release date:

                                                  LOCKED-UP
RELEASE DATE                                    INITIAL SHARES
------------                                   ----------------
December 10, 2001............................       83.33%
December 10, 2002............................       41.67%
December 10, 2003............................       25.00%
December 10, 2004............................        8.33%
December 10, 2005............................        0.00%

     The lock-up will terminate if there is a change of control of AOLA, if Banco Itau validly terminates the strategic interactive services and marketing agreement or if AOLA terminates the strategic interactive services and marketing agreement after December 10, 2003.

     Banco Itau has also agreed that in a single day it will not dispose of shares of any of its class A common stock including the Initial Shares and the shares purchased under the March 30, 2001 stock purchase agreement on the Nasdaq National Market, or any other market on which the class A common stock is listed, if the disposition will exceed 10% of the average trading volume during the prior 20 trading days. This 10% restriction does not apply to sales by Banco
Itau:

     - in underwritten offerings;

     - in single block trades if Banco Itau receives a price in all such trades that is at least equal to 95% of the prior day's closing price, provided that if Banco Itau receives less than 100% of the prior day's closing price, Banco Itau may only complete one series of trades that exceed the 10% restriction every ten trading days; and

     - in a series of trades in a single day if Banco Itau receives a price in all such trades that is at least equal to 95% of the prior day's closing price, provided that if Banco Itau receives less than 100% of the prior day's closing price, Banco Itau may only complete one series of trades that exceed the 10% restriction every ten trading days.

     Further, Banco Itau has agreed that through March 30, 2003 it will comply with the volume limitations of Rule 144 under the Securities Act for all shares sold on the Nasdaq National Market. After March 30, 2003, during any 90-day period it will not sell on the Nasdaq National Market more than the greater of 1% of the number of shares of class A common stock outstanding, calculated on an as converted basis, as of the start of such 90-day period and the number of shares of capital stock that may be sold under the volume limitations of Rule 144.

     Repurchase Agreements. Itau Bank has informed us that it has entered into derivative securities transactions with investment banks and/or banking institutions and may enter into similar derivative securities transactions in the future. As part of these arrangements, Itau Bank purchased call options from certain investment banks to repurchase shares of class A common stock and issued put options to these investment banks to require Itau Bank to repurchase shares of class A common stock held by it in repurchase or similar transactions, and may continue to arrange repurchase or similar transactions during the period in which it holds shares of class A common stock. Banco Itau has agreed to maintain sole voting control over the shares and that it will take back the shares upon the expiration of any of these transactions. Banco Itau does retain the risk of loss on the shares. Although our lock-up agreement with Banco Itau will not apply to these repurchase agreements, subsequent sales will remain subject to other restrictions under the amended and restated registration rights agreement and subsequent sales with respect to the Initial Shares will remain subject to the subscription agreement and lock-up. Banco Itau has also agreed that all of the repurchase transactions involving the Initial Shares will comply with Regulation S under the Securities Act.

     Registration Rights. We have agreed to provide Banco Itau with registration rights for the shares of class A common stock that it owns that are not locked up.

     Tag Along Right. Banco Itau has the right to participate on the same terms in sales or transfers by either or both of AOL and the Cisneros Group of shares of class A common stock or securities that are convertible into class A common stock. For this tag along right to be triggered, either or both of AOL and the Cisneros Group must sell or transfer in a 12-month period more than 15% of their shares of class A common stock held as of August 11, 2000, calculated on an as converted basis. Banco Itau is entitled to sell the same percentage of shares as whichever of AOL and the Cisneros Group is selling, or, if both are selling, the same percentage as whichever of AOL and the Cisneros Group has sold the greatest percentage. Banco Itau may only sell shares that are not locked up. This tag along right does not apply to sales by the Cisneros Group to AOL, or if AOL or the Cisneros Group sells or transfers securities:

     - to their 75%-owned affiliates;

     - in a public offering;

     - in a financing transaction in which they retain the right to vote their shares; or

     - by gift.

     Banco Itau's tag along right will terminate if the strategic interactive services and marketing agreement is terminated for any reason other than a breach of the agreement by us, or Banco Itau holds less than approximately 21% of the Initial Shares.

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

     Based on our management's experience negotiating similar arrangements to our strategic alliance with Banco Itau, as well as our management's knowledge of our competitors' cost structures, we believe that the terms of strategic interactive services and marketing agreement are at least as favorable as we could have obtained from an unaffiliated third party.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in Fort Lauderdale, Florida, on April 30, 2001.

                                          AMERICA ONLINE LATIN AMERICA, INC.

                                          By: /s/ CHARLES M. HERINGTON
                                            ------------------------------------
                                              Charles M. Herington
                                            Chief Executive Officer