Form 10-Q
period 2001-03-31
AMERICA ONLINE LATIN AMERICA INC
filed 2001-05-11
CIK 1100395

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2001

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the transition period from ___to___

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

                             6600 N. Andrews Avenue
                                    Suite 500
                            Fort Lauderdale, FL 33309
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:    (954) 689-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]          No  [ ]

As of May 9, 2001, America Online Latin America, Inc. had 67,085,964 shares of class A common stock, $0.01 par value, outstanding. No shares of America Online Latin America, Inc.'s class B common stock or class C common stock are outstanding.

                       AMERICA ONLINE LATIN AMERICA, INC.

                                    FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION                                                         Page

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets - March 31, 2001
        and December 31, 2000                                                           3

        Consolidated Statements of Operations - Three
        months ended March 31, 2001 and 2000                                            4

        Consolidated Statements of Cash Flows - Three
        months ended March 31, 2001 and 2000                                            5

        Consolidated Statements of Stockholders' Equity - Three
        months ended March 31, 2001 and 2000                                            6

        Notes to Consolidated Financial Statements                                      7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                      12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                     20

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                                      21

Item 4. Submission of Matters to a Vote of Security Holders                            22

Item 6. Exhibits and Reports on Form 8-K                                               23

Signatures                                                                             24

Exhibit Index                                                                          25

                       AMERICA ONLINE LATIN AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  MARCH 31,        DECEMBER 31,
                                                                                                    2001               2000
                                                                                                 -----------        ------------
                                                                                                 (UNAUDITED)
                                                                                                         (IN THOUSANDS)
ASSETS
Current assets:
Cash and cash equivalents                                                                         $  58,047         $  63,509
Short-term investments                                                                                   --            69,357
Trade accounts receivable, less allowances of $798, and $501,
      at March 31, 2001 and December 31, 2000, respectively                                           5,092             3,724
Other receivables                                                                                    15,556            12,269
Prepaid expenses and other current assets                                                            13,688            15,200
                                                                                                  ---------         ---------
      Total current assets                                                                           92,383           164,059
Property and equipment, net                                                                          12,887            11,307
Investments, including available for sale securities                                                    781               754
Product development and other intangible assets, net                                                  1,375             1,876
Other assets                                                                                            994             1,035
                                                                                                  ---------         ---------
      Total assets                                                                                $ 108,420         $ 179,031
                                                                                                  =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable                                                                            $  22,076         $  25,024
Payables to affiliates                                                                               11,811            10,976
Other accrued expenses and liabilities                                                               13,744             9,236
Deferred revenue                                                                                      3,269             3,187
Accrued personnel costs                                                                               4,427             3,450
Other taxes payable                                                                                   1,776               943
                                                                                                  ---------         ---------
      Total current liabilities                                                                      57,103            52,816

Deferred revenue                                                                                      1,525             1,957
Other liabilities                                                                                       418               437
                                                                                                  ---------         ---------
      Total liabilities                                                                              59,046            55,210
Stockholders' equity:
Preferred stock, $.01 par value; 500,000,000 shares authorized:
      Series B and C cumulative redeemable convertible--
         150,000,000 shares authorized each; 101,858,334 shares of series B and
         97,803,960 shares of series C issued and outstanding at March 31, 2001 and December 31, 2000, respectively; ($254,788 and $244,647
         liquidation value series B and C, respectively, at March 31, 2001)                           1,997             1,997
Common stock, $.01 par value; 1,750,000,000 shares authorized:
      Class A--1,250,000,000 shares authorized; 62,848,124 shares issued
         and outstanding at March 31, 2001 and December 31, 2000, respectively                          629               629
      Class B and C-- 250,000,000 shares each authorized; no shares issued and
         outstanding                                                                                     --                --
Additional paid-in capital                                                                          651,491           651,491
Unearned services                                                                                  (220,341)         (230,671)
Accumulated other comprehensive income                                                                  280                71
Accumulated deficit                                                                                (384,682)         (299,696)
                                                                                                  ---------         ---------
      Total stockholders' equity                                                                     49,374           123,821
                                                                                                  ---------         ---------
      Total liabilities and stockholders' equity                                                  $ 108,420         $ 179,031
                                                                                                  =========         =========

                             See accompanying notes

                       AMERICA ONLINE LATIN AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                                  -----------------------------
                                                                                                      2001               2000
                                                                                                  ------------         --------
                                                                                                  (Dollars in thousands, except
                                                                                                     share and per share data)
Revenues:
        Subscriptions                                                                             $      9,679         $  1,772
        Advertising and commerce, $850 and zero from related parties                                     3,078              796
                                                                                                  ------------         --------
                        Total revenues                                                                  12,757            2,568

Cost and expenses:
        Cost of revenues, $2,595 and $299 from related parties                                          25,571            5,601
        Sales and marketing, $68 and zero from related parties                                          62,014           15,671
        Product development, $2,342 and $1,021 from related parties                                      2,342            1,021
        General and administrative, $467 and $127 from related parties                                   9,664            3,979
                                                                                                  ------------         --------
                        Total costs and expenses                                                        99,591           26,272

Loss from operations                                                                                   (86,834)         (23,704)
Other income, net                                                                                        1,848              649
                                                                                                  ------------         --------

Loss before provision for income taxes                                                                 (84,986)         (23,055)
Provision for income taxes                                                                                  --              (40)
                                                                                                  ------------         --------

Net loss before dividends on series B and C preferred shares                                      $    (84,986)        $(23,095)
                                                                                                  ============         ========
Dividends on series B and C preferred shares                                                             3,674
                                                                                                  ------------

Net loss applicable to class A common stockholders                                                $    (88,660)
                                                                                                  ============

Loss per class A common share, basic and diluted                                                  $      (1.41)             n/a
                                                                                                  ============

Weighted average number of class A common shares, basic and diluted                                 62,848,124              n/a
                                                                                                  ============

                             See accompanying notes

                       AMERICA ONLINE LATIN AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                  -------------------------
                                                                                                    2001             2000
                                                                                                  --------         --------
Cash flows from operating activities:

Net loss                                                                                          $(84,986)        $(23,095)
Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                             1,011              314
           Gain from investments including available-for-sale securities                               (41)              --
           Non-cash marketing expenses                                                              10,330               --
Changes in assets and liabilities:
           Trade accounts receivable                                                                (1,455)           2,174
           Other receivables                                                                        (3,180)            (280)
           Prepaid expenses and other current assets                                                 4,511              111
           Other assets                                                                               (188)            (386)
           Trade accounts payable                                                                   (5,495)            (538)
           Payable to affiliates                                                                     1,126           (2,300)
           Accrued expenses and other current liabilities                                            4,809              813
           Deferred revenue and other liabilities                                                       33              714
           Accrued personnel costs                                                                   1,121              (70)
           Other taxes payable                                                                         888              117

                                                                                                  --------         --------
                      Total adjustments                                                             13,470              669
                                                                                                  --------         --------

Net cash used in operating activities:                                                             (71,516)         (22,426)

Cash flows from investing activities:
Purchase of property and equipment                                                                  (2,555)          (3,458)
Sales of short-term investments                                                                     69,357               --

                                                                                                  --------         --------
Net cash provided by (used in) investing activities                                                 66,802           (3,458)
                                                                                                  --------         --------

Cash flows from financing activities:
Payments of subscription receivable from affiliate                                                      --           42,300
Dividends for CompuServe Classic subscribers                                                            --              878
Offering costs incurred during the period                                                               --           (1,891)

                                                                                                  --------         --------
Net cash provided by financing activities                                                               --           41,287
                                                                                                  --------         --------

Effect of exchange rate changes on cash and cash equivalents                                          (748)          (1,032)
                                                                                                  --------         --------

Net (decrease) increase in cash and cash equivalents                                                (5,462)          14,371
Cash and cash equivalents at beginning of period                                                    63,509           20,213
                                                                                                  --------         --------
Cash and cash equivalents at end of period                                                        $ 58,047         $ 34,584
                                                                                                  ========         ========

                             See accompanying notes

                       AMERICA ONLINE LATIN AMERICA, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  (All amounts in thousands, except share data)

                                                                       PREFERRED STOCK                 COMMON STOCK
                                                                   ------------------------       ----------------------
                                                                     SHARES          AMOUNT         SHARES        AMOUNT
                                                                   -----------       ------       ----------      ------
Balances at December 31, 2000                                      199,662,294       $1,997       62,848,124       $629

Non-cash marketing expenses for amortization
   of Banco Itau marketing services agreement                               --           --               --         --
Adjustment for realized gains of ($173) included
   in net loss for the period, and unrealized gains
   on investments in available for sale securities
   of $49
Foreign currency translation adjustment                                     --           --               --         --

Net loss                                                                    --           --               --         --
                                                                   -----------       ------       ----------       ----
Balances at March 31, 2001 (unaudited)                             199,662,294       $1,997       62,848,124       $629
                                                                   ===========       ======       ==========       ====


                                                                                          ACCUMULATED
                                                            ADDITIONAL                       OTHER
                                                              PAID-IN       UNEARNED     COMPREHENSIVE    ACCUMULATED
                                                              CAPITAL      SERVICES(*)    INCOME (LOSS)     DEFICIT        TOTAL
                                                            ----------     -----------   --------------   -----------    ---------
Balances at December 31, 2000                                $ 651,491      $(230,671)        $ 71         $(299,696)    $ 123,821

Non-cash marketing expenses for amortization
   of Banco Itau marketing services agreement                       --         10,330(*)        --                --        10,330
Adjustment for realized gains of ($173) included
   in net loss for the period, and unrealized gains
   on investments in available for sale securities
   of $49                                                                                     (124)                           (124)
Foreign currency translation adjustment                             --             --          333                --           333

Net loss                                                            --             --           --           (84,986)      (84,986)
                                                             ---------      ---------         ----         ---------     ---------
Balances at March 31, 2001 (unaudited)                       $ 651,491      $(220,341)(*)     $280         $(384,682)    $  49,374
                                                             =========      =========         ====         =========     =========

(*) Unearned services includes $253.6 million associated with stock issued to Banco Itau less related amortization through March 31, 2001, of $33.5 million.

                             See accompanying notes

                       AMERICA ONLINE LATIN AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements, which include the accounts of America Online Latin America, Inc. ("AOLA" or the "Company") and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the audited consolidated financial statements and notes thereto, included in the Company's Transition Report on Form 10-K for the six-month period ended December 31, 2000 (the "transition period 2000 10-K").

         On August 11, 2000, the Company completed the initial public offering ("IPO") of 25,000,000 shares of its class A common stock, raising approximately $187.4 million in net proceeds. In September 2000, the underwriters of the IPO exercised a portion of their over-allotment option and purchased an additional 2,062,500 shares of class A common stock, raising approximately $15.6 million in net proceeds. Also, prior to the consummation of the Company's IPO, it completed a corporate reorganization more fully described in Note 1 to the audited consolidated financial statements included in the transition period 2000 10-K. Prior to the Company's August 2000 IPO, the Company was privately held.

         The Company began operations in December 1998 at which time it acquired America Online, Inc.'s ("AOL") Latin American CompuServe Classic subscribers. The first AOLA online country service and portal was launched in Brazil in November 1999, a second country service and portal was launched in Mexico in July 2000, and a third country service and portal was launched in Argentina in August 2000. Additionally, the Company launched its regional portal in November 2000 and began marketing the AOL-branded service in Puerto Rico in December 2000.

Note 2.  Recent Accounting Pronouncements

         The FASB recently issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS Statement No. 133" ("SFAS No. 137"). SFAS No. 137 deferred for one year the effective date of SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The rule applies to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that the Company recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted SFAS No. 133 on July 1, 2000.

         The Company has deemed its investment in Hollywood.com warrants to be a derivative pursuant to the criteria established in SFAS No. 133 and marks it to market on a monthly basis. The effect of this investment on results for the three months ended March 31, 2001 was not material.

Note 3.  Loss Per Common Share

         The Company had no common stock issued and outstanding until completion of its IPO in August 2000. Therefore, loss per share information is not presented for the three months ended March 31, 2000. For the three months ended March 31, 2001, the loss per share calculation does not include any accretion to liquidation value of the Company's series B and C redeemable convertible preferred stock since the Company currently does not have the intent to redeem the series B and C preferred stock for cash. The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2001:

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                                    2001
                                                                             ------------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Basic and diluted loss per share:

Net loss applicable to class A common stockholders                              $    (88,660)
Weighted average shares outstanding                                               62,848,124
Basic and diluted loss per share                                                $      (1.41)
                                                                                ============

         There is no difference between basic and diluted loss per share since the effect of any contingently issuable common stock on loss per share is anti-dilutive. The anti-dilutive securities for the three months ended March 31, 2001 consisted of options to purchase the Company's class A common stock (14,805,314 shares), a warrant issued to AOL (16,541,250 shares) and the series B and C preferred stock (199,662,294 shares). The Company issued to its employees 4,785,840 options and cancelled 415,951 options, respectively, during the three months ended March 31, 2001.

Note 4.  Comprehensive Loss

         For the three months ended March 31, 2001 and 2000, comprehensive loss was $84.8 million and $24.6 million, respectively. The difference between net loss and comprehensive loss for each period presented is due to net unrealized gains or losses on available-for-sale securities and unrealized foreign currency translation gains and losses.

Note 5.  Segment Information

     The Company considers markets in which it has launched its AOLA services as operational segments and reports its operations on a country-by-country basis. In determining operating segments, the Company internally reviewed the current management structure that reports to the chief operating decision-maker ("CODM") and analyzed the reports received by the CODM in order to allocate resources and measure performance. Each of the Company's operating segments derives its revenues from interactive services through subscription revenues and advertising and commerce revenues. Interactive services consist of the delivery of the Company's interactive products, including the AOLA country services and portals and CompuServe services. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the transition period 2000 10-K.

     From inception through June 30, 2000, the Company operated in a single segment, through the provision of its AOLA country services in Brazil. The Company launched its AOLA country services in Mexico in July 2000, in Argentina in August 2000, launched its regional portal in November 2000, and began receiving revenues related to the AOL-branded service in Puerto Rico in December 2000. For purposes of the segment presentation below, due to immateriality, amounts for Puerto Rico and the regional portal are included in the Other segment. Amounts in Other segments also include revenues related to the Company's CompuServe Classic service in pre-launch countries and amounts related to its U.S. headquarters. Once an AOLA country service has been launched in a particular country, results from the CompuServe Classic service related to that country are included in that operating segment.

     The Company's revenues on a segment basis are as follows:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 -------------------------
                                                                     2001          2000
                                                                 -----------   -----------
                                                                 (UNAUDITED)   (UNAUDITED)
                                                                      (IN THOUSANDS)
         Revenues:
                Brazil                                             $ 5,840       $1,723
                Mexico                                               4,300           --
                Argentina                                            1,932           --
                Other                                                  685          845
                                                                   -------       ------
                        Total revenues                             $12,757       $2,568
                                                                   =======       ======

         The Company's advertising and commerce revenues for Brazil, Mexico and Argentina for the three months ended March 31, 2001 are $2.2 million, $559,000, and $275,000, respectively. No single customer accounted for 10% or more of our total revenues for any of the periods presented.

         The Company's loss from operations on a segment basis are as follows:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ---------------------------
                                                                     2001            2000
                                                                  -----------     -----------
                                                                  (UNAUDITED)     (UNAUDITED)
                                                                        (IN THOUSANDS)
         Loss from operations
                Brazil                                             $(42,929)       $(19,876)
                Mexico                                              (20,460)             --
                Argentina                                           (14,217)             --
                Corporate                                            (6,796)         (2,736)
                Other                                                (2,432)         (1,092)
                                                                   --------        --------
                        Total loss from operations                 $(86,834)       $(23,704)
                                                                   ========        ========

          The Company's tangible assets on a segment basis are as follows:

                                                                 AT MARCH 31,   AT DECEMBER 31,
                                                                     2001            2000
                                                                 ------------   ---------------
                                                                  (UNAUDITED)
                                                                         (IN THOUSANDS)
         Tangible Assets
                Brazil                                             $ 17,068        $ 20,690
                Mexico                                               18,371          19,352
                Argentina                                            16,743          12,501
                Corporate                                            53,827         124,427
                Other                                                 1,036             185
                                                                   --------        --------
                        Total tangible assets(*)                   $107,045        $177,155
                                                                   ========        ========

         (*) The difference between segment tangible assets and total consolidated assets represents product development and other intangible assets for each period presented.

         At March 31, 2001, the Company had long-lived assets, net of depreciation, of $5.1 million, $2.5 million, and $1.9 million in Brazil, Mexico and Argentina, respectively, and $3.4 million at the Company's Corporate headquarters and in Puerto Rico.

Note 6.  Legal Proceedings

         On December 28, 1999, ADEC, a non-governmental, private consumer protection association, filed a complaint against the Company in the Brazilian State of Rio de Janeiro seeking monetary damages and a preliminary restraining order. ADEC is seeking R$10.0 million, or approximately U.S. $4.6 million, in damages on behalf of consumers who have allegedly complained about the installation of the America Online Brazil software on their PCs. The preliminary restraining order would have required the Company to stop distributing CD software in Brazil, to collect CD software already distributed, and to publish an injunction in newspapers of significant circulation. While ADEC obtained the order, the Company was successful in having it revoked and ADEC later lost an appeal of the revocation. At ADEC's request, the court allowed the publication of a general public summons inviting consumers to join ADEC as plaintiffs, which gave potential plaintiffs a thirty-day period to join the action. The thirty-day period expired and the Company is unaware of any consumer filing a notice to join the action. The Company filed a motion requesting prompt judgment in its favor. If the motion is denied, the case will come to the hearing phase in which the parties will present their positions to the court. Although the Company believes that ADEC's claims are without merit and the Company will continue to contest them vigorously, the Company may not be successful in defeating its claims. If the Company is unsuccessful in contesting these claims, ADEC's claims could have a material adverse effect on the Company's results of operations and financial position.

Note 7.  Employee Benefit Plan

         During the three months ended March 31, 2001, the Company adopted a savings plan ("The Plan") that qualifies as a deferred salary arrangement under
Section 401(k) of the Internal Revenue Code. Under The Plan, participating employees may defer a portion of their pre-tax earnings. As defined by The Plan, the Company contributes 4% of participating employees' earnings to The Plan.

Note 8.  Subsequent Events

         On March 30, 2001, the Company's principal stockholders, AOL, the Cisneros Group of Companies and Banco Itau, signed a stock purchase agreement under which they are providing an aggregate of $150.0 million in additional capital. Under the agreement, AOL is purchasing approximately $66.3 million of the Company's series D redeemable convertible preferred stock and the Cisneros Group is purchasing approximately $63.8 million of the Company's series E redeemable convertible preferred stock. The purchase price per share for the series D preferred stock and series E preferred stock is $4.6875. Payments under both transactions will be made in three equal installments. The first installment was completed on April 2, 2001, and the next two are scheduled for June 1, 2001 and August 1, 2001. Under the agreement, Banco Itau purchased approximately $19.9 million of the Company's class A common stock on April 2, 2001, at $4.6875 per share. The series D preferred stock and series E preferred stock are convertible on a one-to-one basis into shares of class B common stock and class C common stock, respectively. In accordance with the agreement, on April 2, 2001, AOL contributed $22.1 million and received 4,717,374 shares of series D preferred stock, the Cisneros Group contributed $21.3 million and received 4,536,678 shares of series E preferred stock, and Banco Itau received 4,237,840 shares of class A common stock for a total consideration of $19.9 million.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2000 and for the three month periods ended March 31, 2001 and 2000 should be read in conjunction with the sections of our audited financial statements and notes thereto as well as our "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included in our transition period 2000 10-K.

Overview

         AOLA seeks to become Latin America's leader in the development of the global interactive medium that is changing the way people communicate, stay informed, are entertained, learn, shop and conduct business. Our family of AOL-branded interactive services includes the AOLA country services, online services which are available to subscribing members, and the AOLA country Internet portals and our Latin American regional Internet portal.

         Our interactive services are delivered on a country-by-country and regional basis and are tailored to local interests. We derive our revenues principally from member subscriptions to our AOLA country services and seek to build our online service member base and portal user base to generate additional revenues from advertising and commerce.

         Our three core target markets in Latin America are Brazil, Mexico and Argentina. In November 1999, we concurrently launched our first AOLA country service, America Online Brazil, and our first AOLA country Internet portal, our Brazilian portal at www.americaonline.com.br. As of April 25, 2001, our network provided for access to our America Online Brazil service in 160 cities in Brazil. In July 2000, we launched our country service in Mexico, America Online Mexico, and our Mexican portal at www.americaonline.com.mx. As of April 25, 2001, we offered our America Online Mexico service in 17 cities in Mexico. In August 2000, we launched our country service in Argentina, America Online Argentina, and our Argentina portal at www.americaonline.com.ar. As of April 25, 2001, we offered our America Online Argentina service in seven cities in Argentina. In November 2000, we introduced our Latin American regional portal, located at www.aola.com. As part of the ongoing development of our plans and our service territory, we expanded into Puerto Rico pursuant to an agreement with AOL under which AOL transferred its existing subscriber base to us. We receive the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico, and these subscribers count towards our member totals. Subscribers in Puerto Rico are provided with both English and Spanish language contents through the AOL-branded service. We plan to continue to expand our network in Brazil, Mexico and Argentina. We also plan to enhance the network capacity available to us for delivery of the AOL-branded service in Puerto Rico. We may introduce our interactive services in additional countries in Latin America.

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

Consolidated Results of Operations

         Revenues.

         Total revenues consist of subscription revenues, advertising revenues and commerce revenues. The following table presents the components of our revenues for the three months ended March 31, 2001 and 2000.

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          -------------------------
                                                              2001         2000
                                                          -----------   -----------
                                                          (UNAUDITED)   (UNAUDITED)
                                                               (IN THOUSANDS)
Revenues:
       Subscriptions                                        $ 9,679       $1,772
       Advertising and commerce                               3,078          796
                                                            -------       ------
                    Total revenues                          $12,757       $2,568
                                                            =======       ======

         Subscription revenues.

         For the three months ended March 31, 2001, subscription revenues for payments from subscribers to AOLA country services were $9.3 million, or 96.0% of total subscriber revenue, compared to $0.9 million, or 53%, for the three months ended March 31, 2000. This represents an increase in AOLA country service subscription revenues of $8.4 million, or 933%. In contrast, revenues from subscribers to our CompuServe Classic service for the three months ended March 31, 2001 were $0.4 million, or 4.0%, of our subscription revenue, compared to $0.8 million, or 47%, for the three months ended March 31, 2000. The increase in subscription revenues from AOLA subscribers, in both absolute terms and in relation to CompuServe Classic revenues, is due to the increased billings for our AOLA country services in Brazil, Mexico and Argentina, increased revenue relating to our activities in Puerto Rico and the declining membership base in the CompuServe Classic service, which we are no longer actively promoting. The three months ended March 31, 2001 marked the first quarterly period in which we had paying members active in each of our AOLA country services and the AOL-branded service in Puerto Rico throughout the entire quarter. We expect revenues from our AOLA country services and the AOL-branded service in Puerto Rico to continue to increase, as our subscriber base for our AOLA country services and our AOL-branded service continues to increase, and as members leave the free trial periods and begin paying for use of our services.

         We plan to continue building our subscriber base by aggressively marketing our AOLA country services in Brazil, Mexico, Argentina and the AOL-branded service in Puerto Rico. We may expand services into additional countries in Latin America. Because of our expected growth, we expect, in the near term, that a substantial percentage of our subscribers will be in their trial period, which is typical of Internet subscription businesses in the early stages of their growth. We make our AOLA country services available for free to new subscribers for a limited period of time so they can experience our service. As of April 2001, we offered new subscribers to America Online Brazil, other than subscribers to the Banco Itau co-branded service, a free 30-day trial. Our new subscribers in Mexico currently are eligible for a 90-day free trial period from the date they register for the service. We offer a 30-day free trial period in Argentina. Approved customers of Banco Itau who subscribe to the co-branded service are currently entitled to a four-month free trial period. Therefore, it may not be unusual at any particular date in the near term for a majority of our subscribers to be trial members. The percentage of trial members is likely to be highest following our launch in a new market and in connection with particular promotional campaigns, which may include offering extended trial periods.

         As of March 31, 2001, we offered Brazilian subscribers three alternative methods by which they could pay their subscription fees: credit cards, debit cards and boletos bancarios ("boletos"). The boleto is a customary form of payment under which Brazilian banks that we designate act as conduits for collecting the related payments. We send each member a boleto and the member pays the boleto at a local bank. These local banks then send the payments to our designated banks. This is a common method for payment in Brazil, but is more costly for us than payment through credit cards and results in a longer collection cycle. As the boleto is a common form of payment in Brazil, approximately 56% and 70% of our subscribers in Brazil had selected this method of payment at March 31, 2001 and December 31, 2000, respectively. The decrease in percentage of subscribers selecting the boleto method of payment is primarily related to the high number of subscribers to the Banco Itau co-branded service since its official launch in January 2001, in combination with a significant increase in the number of subscribers to our AOLA country service in Brazil that have chosen credit cards or direct debit to their bank accounts as their method of payment. The initial subscribers to our co-branded service with Banco Itau will begin selecting their individual methods of payment during the quarter ended June 30, 2001 as their free trial periods begin to expire. Consequently, we may or may not see a continuance of the trend towards a lower number of subscribers choosing the boleto method of payment. Although we have not experienced any significant difficulties collecting subscription fees from members using credit cards, a significant number of our subscribers using boletos who have received an invoice have not made timely payment.

         As of March 31, 2001, we offered subscribers in Mexico and Argentina two methods by which they could pay their subscription fees: credit cards and bank debit cards.

         For subscribers in Brazil that have elected to pay their subscription fees with credit cards, we recognize subscription revenues when the fees become due. For subscribers in Brazil who pay through means other than credit cards, we recognize subscription revenues when we receive payment. Upon the expiration of the free trial period, as we have limited experience with making collections in Mexico and Argentina, we recognize subscription revenue on a modified accrual basis. Under the modified accrual basis in Mexico and Argentina, we recognize revenues when the fees become due and are confirmed as collectible by the credit card or debit card issuer.

         As of March 31, 2001 and March 31, 2000, we had deferred subscription revenues of approximately $1.3 million and zero, respectively. The deferred subscription revenues consisted of fees for subscription services received or confirmed as collectible in advance of our having earned those subscription revenues. The increase in deferred revenue quarter-over-quarter is primarily due to the increased billings for the AOLA country services in Brazil, Mexico and Argentina.

         Advertising and commerce revenues.

         Advertising and commerce revenues are derived principally from:

         - advertising arrangements under which we receive fees based on the number of advertisements displayed on our interactive services; and
         - sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fixed payment either in cash or, in some instances, in equity.

         For the three months ended March 31, 2001, revenues from advertising and commerce increased $2.3 million, or 287%, relative to the three months ended March 31, 2000. For the three months ended March 31, 2001, $3.1 million, or 24%, of our revenues were generated from advertising and commerce. This compares with $0.8 million in advertising and commerce revenues, or 30% of revenues, recognized over the three months ended March 31, 2000. The increase in advertising and commerce revenues is primarily due to the inclusion of results from Brazil, Mexico and Argentina in the three months ended March 31, 2001, while only Brazil was operational during the three months ended March 31, 2000. We expect our advertising revenues to increase as the number of subscribers to our services increases.

         During the three months ended March 31, 2001, within advertising and commerce revenues, we had revenues from affiliated companies of $850,000 related to the sale of rights to broadcast and rebroadcast the Rock in Rio music festival, a week-long concert that took place in Rio de Janeiro, Brazil in January 2001, which we sponsored. The net cost for sponsoring Rock in Rio was amortized as marketing expenses on a straight-line basis over the period starting March 2000 and concluding on the date of the festival in January 2001. In addition to amounts expensed in prior periods, we recognized $1.4 million in remaining expenses related to our sponsorship of the Rock in Rio music festival during the three months ended March 31, 2001.

         As of March 31, 2001 and March 31, 2000, we had deferred advertising and commerce revenues of approximately $3.5 million and $5.5 million, respectively. The deferred revenues consisted of payments received in advance of our delivery of the related services and are recognized as income as the services are delivered. The decline in deferred revenue is primarily due to amortization of a long-term contract with Hollywood.com and receipt of payments related to two large contracts in Brazil during the three months ended March 31, 2000. Although we expect advertising and commerce revenues to increase from current levels in future periods, we expect to derive the substantial majority of our revenues from subscriptions to our AOLA country services.

         In return for most advertising arrangements, we receive cash payments, the opportunity for revenue sharing, or both. We have chosen, and may choose, to accept an equity interest as payment, or partial payment, for arrangements entered into with development stage companies. We have also entered into and will continue to seek barter arrangements, including co-marketing and cross-promotion agreements in which we exchange advertising for products and services. The value of barter transactions is recorded at the estimated fair value of the products or services received or given. We recognize revenue for barter transactions when we provide services or receive products or services that are charged to expense when used. Barter transactions are not material for all periods presented.

         Our revenues on a segment basis are as follows:


                                          THREE MONTHS ENDED
                                               MARCH 31,
                                       2001                  2000
                                   -----------           -----------
                                   (UNAUDITED)           (UNAUDITED)
                                            (IN THOUSANDS)
Revenues:
       Brazil                       $ 5,840                $ 1,723
       Mexico                         4,300                     --
       Argentina                      1,932                     --
       Other                            685                    845
                                    -------                -------
               Total revenues       $12,757                $ 2,568
                                    =======                =======


         Our advertising and commerce revenues for Brazil, Mexico and Argentina for the three months ended March 31, 2001 are $2.2 million, $559,000, and $275,000, respectively.

         The increase in revenues from Brazil is due to the overall increase of our operations over the time periods compared. Our country services in Mexico and Argentina were not launched until the third calendar quarter of 2000; results prior to their respective launches are included in the Other segment.

         Costs and expenses. Total cost of revenues consists of cost of revenues, sales and marketing, product development and general and administrative expenses. The following table presents the components of our costs and expenses for the three months ended March 31, 2001 and 2000.

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                    --------------------------------------------------------
                                                             2001                             2000
                                                    -----------------------          -----------------------
                                                         (UNAUDITED)                       (UNAUDITED)
                                                           (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Cost and expenses:
      Cost of revenues                              $25,571           25.7%          $ 5,601           21.3%
      Sales and marketing                            62,014           62.2%           15,671           59.7%
      Product development                             2,342            2.4%            1,021            3.9%
      General and administrative                      9,664            9.7%            3,979           15.1%
                                                    -------          -----           -------          -----
                  Total costs and expenses          $99,591          100.0%          $26,272          100.0%
                                                    =======          =====           =======          =====

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

         For the three months ended March 31, 2001, cost of revenues was approximately $25.6 million and represented 25.7% of our total costs and expenses, compared to $5.6 million, which represented 21.3% of total costs and expenses for the three months ended March 31, 2000. The increase of $20.0 million, or 357%, in cost of revenues for the three months ended March 31, 2001, consisted primarily of additional network, telecommunications, content and member services charges related to the operation of the three AOLA country services and the AOL-branded service in Puerto Rico. The increase in these costs is primarily due to the expanded coverage of our services over the time periods compared. As of March 31, 2001, we offered our AOLA country services in a total of 164 cities in Brazil, Mexico and Argentina in addition to the AOL-branded service in Puerto Rico, in comparison to offering our AOLA country services in 24 cities in Brazil as of March 2000. Our cost of revenues also included payments made or due to AOL and other third parties for the costs of using their computer systems, equipment and operations staff and for establishing our call centers. During the three months ended March 31, 2001 and March 31, 2000, the cost of services provided by AOL and the Cisneros Group was approximately $2.6 million and $299,000, respectively.

         Cost of revenues for the three months ended March 31, 2000, consisted primarily of costs associated with providing services to our CompuServe Classic subscribers and network, telecommunications, content and member services charges for the operation of AOLA country service in Brazil.

         In the near term, we expect that our cost of revenues will continue to grow on an absolute basis and will exceed, or represent a significant portion of, our total revenues as we continue to expand our capacity and accommodate new users of our interactive services.

         Sales and marketing. Sales and marketing expenses consist of costs to acquire and retain our members, the operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs as well as the costs of brand advertising on television and in newspapers, magazines and other media.

         For the three months ended March 31, 2001, sales and marketing expenses were approximately $62.0 million, or 62.2% of our total costs and expenses. Sales and marketing expenses over this period primarily reflect the costs related to significant expenditures to establish the AOL brand and aggressive programs to expand our membership base in Brazil, Mexico and Argentina and promotion of the AOL-branded service in Puerto Rico. During the three months ended March 31, 2001, we distributed nearly 300% more CDs in Brazil, Mexico, Argentina and Puerto Rico combined compared to the amount of CDs distributed in Brazil during the three months ended March 31, 2000. The $62.0 million in sales and marketing expenses incurred during the three months ended March 31, 2001 also includes approximately $10.3 million in amortization of the strategic interactive services and marketing agreement with Banco Itau. There was no such expense incurred during the three months ended March 31, 2000. In comparison, sales and marketing expenses for the three months ended March 31, 2000 were $15.7 million, or 59.7% of our total costs and expenses and consisted primarily of costs associated with significant expenditures to establish the AOL brand and aggressive programs to expand our membership base in Brazil following the launch of our AOLA country service in Brazil in November 1999.

         We launched a co-branded, customized version of our America Online Brazil country service and Banco Itau began marketing this service to its customers in December 2000. Subscribers to the co-branded service have access to our full line of features, including e-mail with multiple AOL screen names, instant messaging, Internet access, interaction with our worldwide online community and our 24 hour customer service. Banco Itau's customers who register for the co-branded service through December 2001, will be entitled to a four-month free trial period, a period that may be reduced in the future. Until December 2005, Banco Itau is required to subsidize at least one hour of usage per month following the expiration of a subscriber's trial period. For every month other than the first month during a subscriber's trial period, Banco Itau will pay us a fee for one hour of usage of the service. Any payments received from Banco Itau for those hours will be reflected as a reduction of marketing expenses in the statement of operations. We expect that our subscriber numbers will increase because of our agreement with Banco Itau. At the same time, our revenue per subscriber may decrease because members of the co-branded service that are subsidized on an hourly basis may stay within the free hours paid by Banco Itau to avoid having to pay any subscription fees. Our joint objective with Banco Itau, however, is for these members to pay for additional hours of the service, which would generate additional subscription revenues. We believe that once Banco Itau's customers have the opportunity to use the co-branded service, many may choose to pay for our unlimited use plan.

         We increased our sales and marketing expenditures in the three months ended March 31, 2001 relative to other periods in our short history. While we have launched our services in our three main target markets and are expanding our marketing efforts of the AOL-branded service in Puerto Rico, we expect our sales and marketing expenditures to remain high.

         Product development. We capitalize product development costs, which mainly consist of charges from AOL for personnel and related costs associated with the localization of our interactive services and any developments we request AOL to provide, once the product or enhancement reaches technological feasibility. We capitalize costs incurred after technological feasibility has been established until completion of beta testing. Once beta testing is complete and the product or service is commercially available, costs are again expensed as incurred. Amortization, a cost of revenue, is provided on a product-by-product basis, using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed three years, beginning the month after the date of the product release. Quarterly, we review and expense the unamortized cost of any feature identified as being impaired. We also review the recoverability of the total unamortized cost of all features and software products in relation to their estimated online service and other relevant revenues and, when necessary, make an appropriate adjustment to net realizable value.

         Product development costs expensed for the three months ended March 31, 2001 were approximately $2.3 million versus $1.0 for the three months ended March 31, 2000. These product development costs represent research and development costs payable to AOL primarily for localization of our software and other requested development work. Costs incurred for the three months ended March 31, 2000 were primarily related to an increase in technical support from AOL for the launch of our AOLA country service in Brazil and for the anticipated launch of our AOLA country services in Mexico and Argentina. The increase in product development is primarily related to our presence in four countries during the three months ended March 31, 2001, in comparison to our presence in one country during the three months ended March 31, 2000.

         General and administrative. For the three months ended March 31, 2001, our general and administrative costs were approximately $9.7 million, compared to $4.0 million during the three months ended March 31, 2000. Our general and administrative expenses increased primarily because of expenses related to additional management and administrative personnel. Additional personnel were hired to support the expansion of our AOLA country services in Brazil, Mexico and Argentina, to assist with the launch and expansion of our co-branded services with Banco Itau in Brazil, and to staff our administrative department in Puerto Rico. We also hired additional personnel at our US corporate headquarters to assist with the support of country activities. Both AOL and the Cisneros Group provided us with management and administrative services to support the launches in Mexico and Argentina. We incurred fees of approximately $382,000 for support services provided by AOL and approximately $85,000 for services provided by the Cisneros Group during the three months ended March 31, 2001. We anticipate that our general and administrative expenses will continue to increase in 2001, albeit at a substantially lower rate than previously experienced as we have already launched our AOLA country service in our three primary markets. Nevertheless, additional personnel will be required to support the anticipated expansion of the customer base in each of our markets.

         Loss from operations. Our loss from operations on a segment basis are as follows:


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        2001                   2000
                                                     -----------            -----------
                                                     (UNAUDITED)            (UNAUDITED)
                                                               (IN THOUSANDS)
Loss from operations
       Brazil                                          $(42,929)              $(19,876)
       Mexico                                           (20,460)                    --
       Argentina                                        (14,217)                    --
       Corporate                                         (6,796)                (2,736)
       Other                                             (2,432)                (1,092)
                                                       --------               --------
               Total loss from operations              $(86,834)              $(23,704)
                                                       ========               ========

         The increase in loss from operations in Brazil is due to the overall increase of our operations over the time periods compared as we provided our AOLA country services in only 24 cities in Brazil at March 31, 2000 in comparison to 143 cities at March 31, 2001. Mexico and Argentina were not launched until the third calendar quarter of 2000. Results from pre-launch operations are reported in the Other segment. The increase in loss from operations in both Mexico and Argentina are due to the offering of an AOLA country service during the three months ended March 31, 2001 in each country whereas neither country's service had been launched in the comparable prior-year period. The increase in loss from operations from the Corporate segment is related to the increased level of corporate support required by our expanded operations over the time periods compared. The increase in loss from operations reported in the Other segment is related to losses incurred in the initial phase of the AOL-branded service in Puerto Rico, our regional portal and our operations related to a mini-channel on the AOL service targeted to Hispanics in the United States during the three months ended March 31, 2001. These losses are compared to relatively smaller pre-launch expenses incurred in Mexico and Argentina during the three months ended March 31, 2000.

         Other income, net. Other income, net consists primarily of interest income, foreign currency gains and losses and realized gains and losses on investments. For the three months ended March 31, 2001, other income, net consisted of approximately $1.6 million in interest income and currency losses and $0.2 million from realized gains on investments. For the three months ended March 31, 2000, other income, net was $0.6 million, substantially all of which was interest income from the investment of capital contributions received from the Cisneros Group prior to our IPO in August 2000.

         Income taxes. There was no provision for income taxes recorded during the three months ended March 31, 2001, compared to $40,000 for the three months ended March 31, 2000.

Liquidity and Capital Resources

         From inception through March 31, 2001, our operations have been financed through capital contributed by the Cisneros Group ($150.1 million) and AOL ($50.0 million) and through net proceeds of $203.0 million generated by our IPO in August 2000 and the related over-allotment exercise in September 2000. During the three months ended March 31, 2001, we used $71.5 million in cash to fund losses from operations.

         On March 30, 2001, our principal stockholders, AOL, the Cisneros Group and Banco Itau, signed a stock purchase agreement under which they unconditionally agreed to provide an aggregate of $150.0 million in additional capital. Under the agreement, AOL is purchasing approximately $66.3 million of our series D redeemable convertible preferred stock and the Cisneros Group is purchasing approximately $63.8 million of our series E redeemable convertible preferred stock. The purchase price per share for the series D preferred stock and series E preferred stock is $4.6875. Payments under both transactions will be made in three equal installments. The first installment was completed on April 2, 2001, and the next two are scheduled for June 1, 2001 and August 1, 2001. Under the agreement, Banco Itau purchased approximately $19.9 million of our class A common stock on April 2, 2001, at $4.6875 per share. The series D preferred stock and series E preferred stock are convertible on a one-to-one basis into shares of class B common stock and class C common stock, respectively. In accordance with the agreement, on April 2, 2001, AOL contributed $22.1 million and received 4,717,374 shares of series D preferred stock, the Cisneros Group contributed $21.3 million and received 4,536,678 shares of series E preferred stock, and Banco Itau received 4,237,840 shares of class A common stock for a total consideration of $19.9 million.

         We anticipate that cash on hand and the cash we will receive from AOL and the Cisneros Group under the stock purchase agreement will be sufficient to fund operations through the end of the 2001 calendar year based upon our current operating budget. A portion of this cash may be used for the acquisition and subsequent funding of technologies, products or businesses complementary to our business. When, or if necessary, we may seek to sell additional equity or debt securities or to enter into a credit facility, although there is no assurance that such funding will be obtained on favorable terms, if at all. In addition, the projected spending under the current business plan is comprised primarily of discretionary items that could be adjusted, when or if necessary.

         Current assets were approximately $92.4 million at March 31, 2001 and $164.1 million at December 31, 2000. Current liabilities were approximately $57.1 million at March 31, 2001 and $52.8 million at December 31, 2000. Therefore, at March 31, 2001, we had working capital of approximately $35.3 million, compared to working capital of approximately $111.2 million at December 31, 2000. The decrease in current assets at March 31, 2001 was primarily attributable to cash used to fund operations during the quarter. The increase in current liabilities was primarily due to decreases in trade accounts payable offset by increases in payables to affiliates, accrued expenses and taxes payable.

Capitalization

         As of March 31, 2001, we had 62,848,124 weighted average shares of class A common stock outstanding. In addition, we had anti-dilutive securities, all of which are convertible or exercisable into shares of our class A common stock, consisting of weighted average options to purchase our class A common stock (14,778,352 shares), a warrant issued to AOL (16,541,250 shares) and the series B and C preferred stock (199,662,294 shares). If all of these anti-dilutive securities were converted or exercised, an additional 230,981,986 shares of class A common stock would be outstanding as of March 31, 2001. We refer to these securities as anti-dilutive securities because if they were exercised or converted into shares of class A common stock, they would decrease our basic and diluted loss per share as calculated under US GAAP. In accordance with US GAAP, the potential effect of these anti-dilutive securities, which are all convertible or exercisable into class A common stock, was not included in the calculation of loss per share.

Forward Looking Statements

         This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: our belief that our adoption of SAB 101 and ADEC's claims against us will not have a material adverse effect on us, our plans to build our subscriber base through marketing, the expansion of our telecommunications network and introduction of our services in additional countries in Latin America, our belief that many subscribers to the co-branded Itau service may choose an unlimited rate plan, the benefits from our relationship with Banco Itau, our expectation that our general revenues as well as advertising and commerce revenues will continue to increase as our paying subscriber base increases, our belief that our sales and marketing expenditures will remain high and that our general and administrative expenses will increase at a lower rate than in 2000, our estimation that cash on hand and additional funding from our principal stockholders will be sufficient through the end of 2001 and that we will be able to adjust spending under our business plan without adversely affecting our business. These forward looking statements are subject to a number of risks and uncertainties including the following: the impact our continued losses will have on our ability to finance our operations, the limited commitments of our principal stockholders to provide funding for our capital requirements, our limited operating history, intense competition in Latin America, uncertainty relating to our ability to convert our subscribers into paying subscribers, the actions of our competitors, our ability to penetrate our markets, our relationship with our principal stockholders, the adequacy of our network infrastructure, AOL's ability to protect our intellectual property rights and other economic, business, competitive or regulatory factors affecting our business generally.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         To date, our results of operations have not been impacted by material inflation in the U.S. or in the countries that comprise the Latin America service countries. Our reporting currency is the U.S. dollar. However, most of our revenues are received in the currencies of the countries in which we offer our interactive services. The currencies of many Latin American countries, including Brazil, Mexico, and Argentina, have experienced substantial volatility and depreciation in the past. Our revenues from our services will decline in value if the local currencies in which we are paid depreciate relative to the U.S. dollar. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. However, we believe that because we will have substantial expenses as well as revenues in each of our principal currencies, our exposure to currency fluctuations will be reduced. Therefore, to date, we have not tried to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts as a vehicle for hedging. Our business may be adversely affected as a result of foreign currency exchange rate fluctuations if we fail to enter into hedging transactions or if our hedging transactions are unsuccessful. Future currency exchange losses may be increased if we become subject to exchange control regulations restricting our ability to convert local currencies into U.S. dollars.

         We are exposed to market risk as it relates to changes in the market value of our investments. As of March 31, 2001, we had an investment in Hollywood.com, a public company, with a fair market value of approximately $0.8 million. The effect of this investment on results for the three months ended March 31, 2001 was not material. Please see our transition report on Form 10-K for the six-months ended December 31, 2000 for further discussion of this investment.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

(a) On March 30, 2001, our principal stockholders, AOL, the Cisneros Group and Banco Itau, signed a stock purchase agreement in which they unconditionally agreed to provide us with an aggregate of $150.0 million in additional capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of this financing. In addition to being convertible into existing class B common stock and class C common stock, the series D preferred stock and series E preferred stock are also automatically convertible on a one-to-one basis into shares of our existing series B preferred stock and series C preferred stock. However, this automatic conversion of the series D preferred stock and series E preferred stock is conditioned upon our class A common stockholders approving amendments to our certificate of incorporation. We intend to seek this class A stockholder approval at our next annual meeting, currently anticipated to be held on July 31, 2001. Each share of series D preferred stock and series E preferred stock is entitled to one vote per share while each share of series B preferred stock and series C preferred stock is entitled to 10 votes per share and other special corporate governance rights.

         The offer and sale of the capital stock was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) relating to sales by an issuer not involving any public offering or the rules and regulations thereunder. The offer and sale was made only to "accredited investors" as such term is defined in Regulation D under the Securities Act and we did not engage in any general solicitation or make any advertisement with respect to the offer and sale of the capital stock. All of the shares of capital stock sold in the private placement are restricted securities for purposes of the Securities Act.

Use of Proceeds From Registered Securities

         In connection with our IPO, we sold 27,062,500 shares of class A common stock, par value $.01 per share (including 2,062,500 shares sold in connection with the underwriters' exercise of an over-allotment option), at an initial public offering price of $8.00 per share. As a result, we received net offering proceeds of approximately $203.0 million, reflecting gross proceeds of $216.5 million less underwriter commissions and other offering costs of approximately $13.5 million. On August 7, 2000, the Securities and Exchange Commission declared our registration statement on S-1 (File No. 333-95051) effective. The following table sets forth our cumulative use of the net offering proceeds as of March 31, 2001.


        Construction of plant, building and facilities                          $  3.7 million
        Purchase and installation of machinery and equipment                        --
        Purchases of real estate                                                    --
        Acquisition of other business(es)                                           --
        Repayment of indebtedness                                                   --
        Working capital                                                             --
        Temporary investments                                                       --
        Funding of losses                                                       $199.3 million

         The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in our registration statement.

Item 4.  Submission of Matters to a Vote of Security Holders

         On March 30, 2001, the stockholders holding all the outstanding shares of our series B and C redeemable convertible preferred stock (the "Preferred Stockholders"), executed a written consent authorizing an amendment to our Restated Certificate of Incorporation. On February 14, 2001, the Preferred Stockholders executed a written consent authorizing an increase in the number of shares available for issuance under our 2000 Stock Option Plan. On March 30, 2001, the Preferred Stockholders executed a written consent authorizing: (i) the creation of two new series of preferred stock to be known as series D and E convertible redeemable preferred stock, and (ii) the private placement and issuance by us of $150,000,000 in value of shares of its series D and E convertible redeemable preferred stock and class A common stock, together with all exhibits and schedules thereto. Only the Preferred Stockholders were entitled to vote on these matters.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


Exhibit 3.1@               Certificate of Designations, Preferences and Rights of the Series D Redeemable Convertible Preferred
                           Stock and the Series E Redeemable Convertible Preferred Stock of America Online Latin America,
                           Inc. (filed as Exhibit 4 to Amendment No. 3 to Schedule 13D of AOL Time Warner, Inc. and America
                           Online, Inc., with respect to shares in America Online Latin America, Inc., filed with the
                           Securities and Exchange Commission on April 13, 2001 and incorporated herein by reference, file no.
                           005-59485).

Exhibit 10.1@              Stock Purchase Agreement by and among America Online Latin America, Inc., America Online, Inc., Aspen
                           Investments LLC, Atlantis Investments LLC and Banco Itau, S.A.-Cayman Branch, dated as of March 30,
                           2001 (filed as Exhibit 8 to Amendment No. 3 to Schedule 13D of AOL Time Warner Inc. and America Online,
                           Inc., with respect to shares in America Online Latin America, Inc., filed with the Securities and
                           Exchange Commission on April 13, 2001 and incorporated herein by reference, file no. 005-59485).

Exhibit 10.2*+             Amended and Restated Stockholders' Agreement by and among America Online Latin America, Inc., America
                           Online, Inc., Aspen Investments LLC, and Atlantis Investments LLC, dated as of March 30, 2001.

Exhibit 10.3@              Amended and Restated Registration Rights Agreement by and among America Online Latin America, Inc.,
                           America Online, Inc., Aspen Investments LLC, and Atlantis Investments LLC, dated as of March 30, 2001
                           (filed as Exhibit 6 to Amendment No. 3 to Schedule 13D of AOL Time Warner Inc. and America Online,
                           Inc., with respect to shares in America Online Latin America, Inc., filed with the Securities and
                           Exchange Commission on April 13, 2001 and incorporated herein by reference, file no. 005-59485).

Exhibit 10.4@              Amended and Restated Registration Rights and Stockholders' Agreement by and among America Online Latin
                           America, Inc., Banco Itau, S.A. Banco Banerj, S.A., Banco Itau, S.A.-Cayman Branch, Itau Bank Limited,
                           and for purposes of certain sections thereof, America Online, Inc., Atlantis Investments, LLC, and
                           Aspen Investments LLC dated as of March 30, 2001 (filed as Exhibit 2 to Amendment No. 3 to Schedule
                           13D of AOL Time Warner Inc. and America Online, Inc., with respect to shares in America Online Latin
                           America, Inc., filed with the Securities and Exchange Commission on April 13, 2001 and
                           incorporated herein by reference, file no. 005-59485).

Exhibit 10.5@              Voting Agreement by and among America Online Latin America, Inc. and the Stockholders named on Schedule
                           A thereto, dated as of March 30, 2001 (filed as Exhibit 9 to Amendment No. 3 to Schedule 13D of AOL
                           Time Warner, Inc. and America Online, Inc., with respect to shares in America Online Latin America,
                           Inc., filed with the Securities and Exchange Commission on April 13, 2001 and incorporated herein by reference, file no. 005-59485).

Exhibit 10.6@              Agreement by and among America Online Latin America,  Inc., Banco Itau,  S.A., Banco Banerj, S.A.,
                           Banco Itau, S.A. - Cayman Branch and Itau Bank Limited, dated as of March 30, 2001 (filed as Exhibit 10 to Amendment No. 3 to Schedule 13D of Banco Itau, S.A., Itausa - Investimentos Itau, S.A., Companhia
                           ESA and the shareholders of Companhia ESA, filed with the Securities and Exchange Commission on April
                           12, 2001 and incorporated herein by reference, file no. 005-59485).

Exhibit 10.7*              Agreement by and among America Online Latin America,  Inc., CompuServe Interactive Services, Inc.
                           and America Online, Inc., dated as of March 30, 2001.

*        Filed herewith
+ Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.
@        Incorporated by reference as indicated.

(b)      Reports on Form 8-K


FORM              ITEM NUMBER            DESCRIPTION                              FILING DATE
----              -----------            -----------                              -----------
8-K                    5            Announced $150 million investment by          April 3, 2001
                                    Company's principal stockholders


AMERICA ONLINE LATIN AMERICA, INC.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICA ONLINE LATIN AMERICA, INC.



DATE: May 11, 2001                  SIGNATURE: /s/ Javier Aguirre
                                              ---------------------------------
                                    Javier Aguirre
                                    Chief Financial Officer
                                    Principal Financial Officer