Form 10-Q
period 2001-06-30
AMERICA ONLINE LATIN AMERICA INC
filed 2001-08-14
CIK 1100395

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2001

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

Yes [X]    No [ ]

As of August 10, 2001, America Online Latin America, Inc. had 67,085,964 shares of class A common stock, $0.01 par value, outstanding. No shares of America Online Latin America, Inc.'s class B common stock or class C common stock are outstanding.

                       AMERICA ONLINE LATIN AMERICA, INC.

                                    FORM 10-Q

                                      INDEX


                                                                             Page

                                                                             ----

PART I. FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets - June 30, 2001 (unaudited)
         and December 31, 2000                                                3

         Consolidated Statements of Operations - Three months ended
         June 30, 2001 and 2000 and six months ended June 30, 2001
         and 2000 (unaudited)                                                 4

         Consolidated Statements of Cash Flows - Six months ended
         June 30, 2001 and 2000 (unaudited)                                   5

         Consolidated Statement of Stockholders' Equity - Six months
         ended June 30, 2001 (unaudited)                                      6

         Notes to Consolidated Financial Statements (unaudited)               7

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           11

 Item 3. Quantitative and Qualitative Disclosures About Market Risk          20

 PART II. OTHER INFORMATION

 Item 2. Changes in Securities and Use of Proceeds                           21

 Item 4. Submission of Matters to a Vote of Security Holders                 21

 Item 6. Exhibits and Reports on Form 8-K                                    21

 Signatures                                                                  22

 Exhibit Index                                                               23



PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.


                       AMERICA ONLINE LATIN AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                            JUNE 30,        DECEMBER 31,
                                                                             2001               2000
                                                                          ---------          ---------
                                                                          (UNAUDITED)

                                                                                    (IN THOUSANDS)
ASSETS

Current assets:
Cash and cash equivalents                                                 $ 105,573          $  63,509
Short-term investments                                                           --             69,357
Trade accounts receivable, less allowances of $1,056 and $501
      at June 30, 2001 and December 31, 2000, respectively                    7,316              3,724
Other receivables                                                            16,738             12,269
Prepaid expenses and other current assets                                    13,397             15,200
                                                                          ---------          ---------
      Total current assets                                                  143,024            164,059

Property and equipment, net                                                  13,539             11,307
Investments, including available for sale securities                          1,241                754
Product development and other intangible assets, net                          1,177              1,876
Other assets                                                                  1,109              1,035
                                                                          ---------          ---------
      Total assets                                                        $ 160,090          $ 179,031
                                                                          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable                                                    $  18,427          $  25,024
Payables to affiliates                                                       12,649             10,976
Other accrued expenses and liabilities                                       21,276              9,236
Deferred revenue                                                              2,989              3,187
Accrued personnel costs                                                       6,392              3,450
Other taxes payable                                                             967                943
                                                                          ---------          ---------
      Total current liabilities                                              62,700             52,816


Deferred revenue                                                              1,188              1,957
Other liabilities                                                               418                437
                                                                          ---------          ---------
      Total liabilities                                                      64,306             55,210

Stockholders' equity:
Preferred stock, $.01 par value; 500,000,000 shares authorized:
      Series B and C cumulative redeemable convertible--
        150,000,000 shares authorized each; 101,858,334 shares of
        series B and 97,803,960 shares of series C issued and outstanding at June 30, 2001 and December 31, 2000, respectively;
        ($256,663 and $246,446 liquidation value series B and C,
        respectively, at June 30, 2001)                                       1,997              1,997

      Series D and E cumulative redeemable convertible-- 25,000,000 shares authorized each; 9,434,748 shares of series D and 9,073,356 shares of series E issued and outstanding at June 30, 2001 and zero shares of series D and series E issued and outstanding at December 31, 2000, respectively; ($45,248 and $43,515 liquidation value series D and E,
        respectively, at June 30, 2001)                                         185                 --

Common stock, $.01 par value; 1,750,000,000 shares authorized:
      Class A--1,250,000,000 shares authorized; 67,054,714 and
        62,848,124 shares issued and outstanding at June 30, 2001
        and December 31, 2000, respectively                                     671                629

      Class B and C -- 250,000,000 shares each authorized; no
        shares issued and outstanding                                            --                 --
Additional paid-in capital                                                  756,732            651,491
Unearned services                                                          (209,705)          (230,671)
Accumulated other comprehensive income                                          952                 71
Accumulated deficit                                                        (455,048)          (299,696)
                                                                          ---------          ---------
      Total stockholders' equity                                             95,784            123,821
                                                                          ---------          ---------
      Total liabilities and stockholders' equity                          $ 160,090          $ 179,031
                                                                          =========          =========


                             SEE ACCOMPANYING NOTES

                       AMERICA ONLINE LATIN AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                              JUNE 30,                         JUNE 30,
                                                                    -----------------------------     -----------------------------
                                                                         2001           2000              2001            2000
                                                                    ------------     ------------     ------------     ------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Revenues:
     Subscription                                                   $     11,295     $      1,970     $     20,973     $      3,742
     Advertising and commerce, $539, $313, $1,671 and $624 from
       related parties, respectively                                       5,014            2,019            8,092            2,815
                                                                    ------------     ------------     ------------     ------------
                  Total revenues                                          16,309            3,989           29,065            6,557

Cost and expenses:
     Cost of revenues, $3,229, $746, $5,824 and $1,045 from
       related parties, respectively                                      29,785            9,937           55,356           15,538
     Sales and marketing, zero, zero, $68, and zero from
       related parties, respectively                                      47,910           35,355          109,924           51,026
     Product development, $2,079, $298, $4,421, and $1,319 from
       related parties, respectively                                       2,149              577            4,491            1,598
     General and administrative, $406, $131, $873, and $258 from
       related parties, respectively                                       8,718            5,599           18,382            9,578
                                                                    ------------     ------------     ------------     ------------
                  Total costs and expenses                                88,562           51,468          188,153           77,740

Loss from operations                                                     (72,253)         (47,479)        (159,088)         (71,183)
Other income, net                                                          1,888              770            3,736            1,419
                                                                    ------------     ------------     ------------     ------------
Loss before benefit for income taxes                                     (70,365)         (46,709)        (155,352)         (69,764)
Benefit for income taxes                                                      --               40               --               --
                                                                    ------------     ------------     ------------     ------------
Net loss before dividends on series B, C, D and
     E preferred shares                                                  (70,365)    $    (46,669)        (155,352)    $    (69,764)
                                                                    ------------     ============     ------------     ============
Dividends on series B, C, D and E preferred shares                         5,679                             9,353
                                                                    ------------                      ------------
Net loss applicable to class A common stockholders                  $    (76,044)                     $   (164,705)
                                                                    ============                      ============
Loss per class A common share, basic and diluted                    $      (1.13)             n/a     $      (2.54)             n/a
                                                                    ============     ============     ============     ============
Weighted average number of class A common shares
  outstaning, basic and diluted                                       67,008,114              n/a       64,939,626              n/a
                                                                    ============     ============     ============     ============

                             SEE ACCOMPANYING NOTES

                       AMERICA ONLINE LATIN AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              -----------------------
                                                                2001         2000
                                                              ---------     ---------
                                                                 (IN THOUSANDS)
Cash flows from operating activities:

Net loss                                                      $(155,352)    $ (69,764)
Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                             2,195           759
        Gain from investments including available-
           for-sale securities                                     (267)           --
        Non-cash marketing and compensation expenses             21,088            --
Changes in assets and liabilities:
        Trade accounts receivable                                (3,652)        1,566
        Other receivables                                        (4,118)       (1,912)
        Prepaid expenses and other current assets                 1,726        (2,211)
        Other assets                                               (303)         (876)
        Trade accounts payable                                   (5,861)        7,511
        Payable to affiliates                                     2,064         3,051
        Other accrued expenses and liabilities                   12,238         1,367
        Deferred revenue                                           (345)         (631)
        Accrued personnel costs                                   3,180           911
        Other taxes payable                                         115           151
                                                              ---------     ---------
                Total adjustments                                28,060         9,686
                                                              ---------     ---------

Net cash used in operating activities:                         (127,292)      (60,078)

Cash flows from investing activities:

        Purchase of property and equipment                       (4,410)       (6,439)
        Product development costs                                    --        (1,397)
        Sales of short-term investments                          69,357            --
                                                              ---------     ---------
Net cash provided by (used in) investing activities              64,947        (7,836)
                                                              ---------     ---------

Cash flows from financing activities:

        Proceeds from affiliate capital contributions           106,621         7,000
        Payments of subscription receivable from affiliate           --        77,979
        Dividends for CompuServe Classic subscribers                 --           879
        Offering costs incurred during the period                (1,147)       (2,992)
                                                              ---------     ---------
Net cash provided by financing activities                       105,474        82,866
                                                              ---------     ---------
Effect of exchange rate changes on cash and
        cash equivalents                                         (1,065)       (1,845)
                                                              ---------     ---------
Net increase in cash and cash equivalents                        42,064        13,107
Cash and cash equivalents at beginning of period                 63,509        20,213
                                                              ---------     ---------
Cash and cash equivalents at end of period                    $ 105,573     $  33,320
                                                              =========     =========


                             SEE ACCOMPANYING NOTES

                       AMERICA ONLINE LATIN AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                  (All amounts in thousands, except share data)



                                               PREFERRED STOCK              COMMON STOCK            ADDITIONAL
                                          -------------------------    ------------------------      PAID-IN
                                             SHARES        AMOUNT        SHARES        AMOUNT         CAPITAL
                                          -----------   -----------    ----------    -----------    -----------
BALANCES AT DECEMBER 31, 2000             199,662,294   $     1,997    62,848,124    $       629    $   651,491

Stock issued in Private Placement,
    net of offering costs of $1,147        18,508,104           185     4,237,840             42        105,247
Return of stock in escrow                          --            --       (31,250)            (0)          (216)
Non-cash marketing expenses
   for amortization of Banco Itau
   marketing services agreement                    --            --            --             --             --
Non-cash compensation expense**                    --            --            --             --            210
Adjustment for realized gains
   of ($173) included in net loss
   for the period, and unrealized gains
   on investments in available for
   sale securities of $229                         --            --            --             --             --
Foreign currency translation adjustment            --            --            --             --             --
Net loss                                           --            --            --             --             --
                                          -----------   -----------    ----------    -----------    -----------
BALANCES AT JUNE 30, 2001 (UNAUDITED)     218,170,398   $     2,182    67,054,714    $       671    $   756,732
                                          ===========   ===========    ==========    ===========    ===========



                                                           ACCUMULATED
                                                             OTHER                                      COMPREHENSIVE
                                              UNEARNED    COMPREHENSIVE   ACCUMULATED                     INCOME
                                              SERVICES*   INCOME (LOSS)     DEFICIT         TOTAL         (LOSS)
                                             -----------  -------------   -----------    -----------    -----------
BALANCES AT DECEMBER 31, 2000                $  (230,671)    $        71   $  (299,696)   $   123,821             --

Stock issued in Private Placement,
    net of offering costs of $1,147                   --              --            --        105,474             --
Return of stock in escrow                            216              --            --             --             --
Non-cash marketing expenses
   for amortization of Banco Itau
   marketing services agreement                   20,750*             --            --         20,750             --
Non-cash compensation expense**                       --              --            --            210             --
Adjustment for realized gains
   of ($173) included in net loss
   for the period, and unrealized gains
   on investments in available for
   sale securities of $229                            --              56            --             56    $        56
Foreign currency translation adjustment               --             825            --            825            825
Net loss                                              --              --      (155,352)      (155,352)      (155,352)
                                             -----------     -----------   -----------    -----------    -----------
BALANCES AT JUNE 30, 2001 (UNAUDITED)        $  (209,705)    $       952   $  (455,048)   $    95,784    $  (154,471)
                                             ===========     ===========   ===========    ===========    ===========




--------------

* Unearned services includes $253.6 million associated with stock issued to Banco Itau less related amortization through June 30, 2001, of $43.9 million.

** Non-cash compensation expense includes $0.9 million intrinsic value of stock options granted less $0.7 million in deferred compensation cost related to employee stock option grants.

                             SEE ACCOMPANYING NOTES

                       AMERICA ONLINE LATIN AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements, which include the accounts of America Online Latin America, Inc. ("AOLA" or the "Company") and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the audited consolidated financial statements and notes thereto, included in the Company's Transition Report on Form 10-K for the six-month period ended December 31, 2000 (the "transition period 2000 10-K").

Note 2. Background

    On August 11, 2000, the Company completed the initial public offering ("IPO") of 25,000,000 shares of its class A common stock, raising approximately $187.4 million in net proceeds. In September 2000, the underwriters of the IPO exercised a portion of their over-allotment option and purchased an additional 2,062,500 shares of class A common stock, raising approximately $15.6 million in net proceeds. Also, prior to the consummation of the Company's IPO, it completed a corporate reorganization which is more fully described in Note 1 to the audited consolidated financial statements included in the transition period 2000 10-K. Prior to the Company's August 2000 IPO, the Company was privately held.

    The first AOLA online country service and portal was launched in Brazil in November 1999, a second country service and portal was launched in Mexico in July 2000, and a third country service and portal was launched in Argentina in August 2000. Additionally, the Company launched its regional portal in November 2000 and began marketing the AOL-branded service in Puerto Rico in December 2000.

    On March 30, 2001, the Company's principal stockholders, America Online, Inc. ("AOL"), members of the Cisneros Group of Companies (the "Cisneros Group") and Banco Itau, S.A. - Cayman Branch ("Banco Itau"), signed a stock purchase agreement under which they agreed to provide an aggregate of $150.0 million in additional capital. Under the agreement, AOL is purchasing approximately $66.3 million of the Company's series D redeemable convertible preferred stock and the Cisneros Group is purchasing approximately $63.8 million of the Company's series E redeemable convertible preferred stock. The purchase price per share for the series D preferred stock and series E preferred stock is $4.6875, the closing price for the Company's series A common stock on March 30, 2001. Payments under both transactions will be made in three equal installments. The first and second installments were completed on April 2 and June 1, 2001, respectively, and the last installment is scheduled for August 1, 2001. Under the agreement, Banco Itau purchased approximately $19.9 million of the Company's class A common stock on April 2, 2001, at $4.6875 per share. The series D preferred stock and series E preferred stock are convertible on a one-to-one basis into shares of class B common stock and class C common stock, respectively. In accordance with the agreement, on April 2, 2001, AOL contributed $22.1 million and received 4,717,374 shares of series D preferred stock, the Cisneros Group contributed $21.3 million and received 4,536,678 shares of series E preferred stock, and Banco Itau received 4,237,840 shares of class A common stock for a total consideration of $19.9 million. Additionally, on June 1, 2001, AOL contributed $22.1 million and received 4,717,374 shares of series D preferred stock and the Cisneros Group contributed $21.3 million and received 4,536,678 shares of series E preferred stock. See Note 7, Subsequent Events, for further information on the last installment due under the stock purchase agreement and on the conversion of the series D and series E preferred stock into series B and series C preferred stock, respectively.

Note 3.  Loss Per Common Share

    The Company had no common stock issued and outstanding until completion of its IPO in August 2000. Therefore, loss per share information is not presented for either the three months or the six months ended June 30, 2000. For the three months and the six months ended June 30, 2001, the loss per share calculation does not include any accretion to liquidation value of the Company's series B, C, D and E redeemable convertible preferred stock since the Company has the option of redeeming the series B, C, D or E preferred stock for common stock rather than cash. Additionally, the Company has the intention and unconditional right to redeem the preferred stock by issuing common stock. The following table sets forth the computation of basic and diluted loss per share for the three months and the six months ended June 30, 2001:



                                                          (UNAUDITED)                        (UNAUDITED)
                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,
                                                  --------------------------            --------------------------
                                                    2001              2000               2001               2000
                                                  -------            -------            -------            -------
                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Basic and diluted loss per share:


Net income applicable to class A common
   stockholders                              $    (76,044)           $    --         $  (164,705)          $    --
Weighted average shares outstanding            67,008,144                n/a          64,939,626               n/a
Basic and diluted loss per share                    (1.13)               n/a               (2.54)              n/a





    There is no difference between basic and diluted loss per share since the effect of any contingently issuable common stock on loss per share is anti-dilutive. The anti-dilutive securities for the three months ended June 30, 2001 consisted of options to purchase the Company's class A common stock (16,017,534 shares), a warrant issued to AOL (16,541,250 shares), the series B and C preferred stock (199,662,294 shares), and the series D and E preferred stock (18,508,104 shares). The Company issued to its employees 1,563,525 options and cancelled 351,305 options, respectively, during the three months ended June 30, 2001.

Note 4.  Comprehensive Loss

    For the three and six months ended June 30, 2001, comprehensive loss was $69.7 million and $154.5 million, respectively. For the three and six months ended June 30, 2000, comprehensive loss was $49.4 million and $74.0 million, respectively. The difference between net loss and comprehensive loss for each period presented is due to net unrealized gains or losses on available-for-sale securities and unrealized foreign currency translation gains and losses.

Note 5.  Segment Information

    The Company considers markets in which it has launched its AOLA services as operational segments and reports its operations on a country-by-country basis. In determining operating segments, the Company internally reviewed the current management structure that reports to the chief operating decision-maker ("CODM") and analyzed the reports received by the CODM in order to allocate resources and measure performance. Each of the Company's operating segments derives its revenues from interactive services through subscription revenues and advertising and commerce revenues. Interactive services consist of the delivery of the Company's interactive products, including the AOLA country services and portals and the CompuServe Classic service. The accounting policies of the reportable segments are as described in the summary of significant accounting policies in the transition period 2000 10-K.

    From inception through June 30, 2000, the Company operated in a single segment, through the provision of its AOLA country service and portal in Brazil. The Company launched its AOLA country service and portal in Mexico in July 2000, in Argentina in August 2000 and its regional portal in November 2000, and began receiving revenues related to the AOL-branded service in Puerto Rico in December 2000. For purposes of the segment presentation below, due to immateriality, amounts for the AOL-branded service in Puerto Rico and the regional portal are included in the Other segment. Amounts in the Other segment also include results related to the Company's CompuServe Classic service in pre-launch countries. Once an AOLA country service has been launched in a particular country, results from the CompuServe Classic service related to that country are included in that operating segment. Amounts in the Corporate segment include expenses related to the Company's U.S. headquarters that are not attributable to any specific operating segment.

    The Company's revenues on a segment basis are as follows:


                                                          (UNAUDITED)                        (UNAUDITED)
                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                  --------------------------            --------------------------
                                                    2001              2000               2001               2000
                                                  -------            -------            -------            -------
                                                                             (IN THOUSANDS)

Revenues:
      Brazil:
              Subscription                        $ 4,363            $ 1,215            $ 7,958            $ 2,010
              Advertising and commerce              2,940              2,019              5,184              2,754
      Mexico

              Subscription                          4,418                 --              8,160                 --
              Advertising and commerce              1,291                 --              1,850                 --
      Argentina

              Subscription                          1,831                 --              3,487                 --
              Advertising and commerce                721                 --                996                 --
      Other

              Subscription                            683                755              1,368              1,732
              Advertising and commerce                 62                 --                 62                 61
                                                  -------            -------            -------            -------
              Total revenues                      $16,309            $ 3,989            $29,065            $ 6,557
                                                  =======            =======            =======            =======



The Company's Corporate segment had no revenues during any of the periods presented.

    The Company's loss from operations on a segment basis are as follows:


                                                            (UNAUDITED)                                   (UNAUDITED)
                                                          THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                               JUNE 30,                                   JUNE 30,
                                                    -------------------------------             -------------------------------
                                                       2001                 2000                   2001                  2000
                                                    ---------             ---------             ---------             ---------
                                                          (IN THOUSANDS)

Loss from operations
      Brazil                                        $ (35,345)            $ (39,650)            $ (78,275)            $ (59,387)
      Mexico                                          (16,396)                   --               (36,856)                   --
      Argentina                                       (11,510)                   --               (25,727)                   --
      Corporate                                        (6,688)               (4,708)              (13,483)               (7,584)
      Other                                            (2,314)               (3,121)               (4,747)               (4,212)
                                                    ---------             ---------             ---------             ---------
              Total loss from operations            $ (72,253)            $ (47,479)            $(159,088)            $ (71,183)
                                                    =========             =========             =========             =========




    The Company's tangible assets on a segment basis are as follows:

                                              (UNAUDITED)
                                               AT JUNE 30,       AT DECEMBER 31,
                                                   2001                 2000
                                               -----------       ---------------
                                                         (IN THOUSANDS)

Tangible Assets
      Brazil                                     $ 18,386            $ 20,690
      Mexico                                       19,871              19,352
      Argentina                                    13,937              12,501
      Corporate                                   106,189             124,427
      Other                                           530                 185
                                                 --------            --------
              Total tangible assets *            $158,913            $177,155
                                                 ========            ========

----------
* The difference between segment tangible assets and total consolidated assets represents product development and other intangible assets for each period presented.

    At June 30, 2001, the Company had long-lived assets, net of accumulated depreciation, of $5.1 million, $2.5 million, and $1.8 million in Brazil, Mexico and Argentina, respectively, and $4.1 million at the Company's U.S. Corporate headquarters and in Puerto Rico.

Note 6.  Legal Proceedings

    On December 28, 1999, ADEC, a non-governmental, private consumer protection association, filed a complaint against the Company in the Brazilian State of Rio de Janeiro seeking monetary damages and injunctive relief. ADEC is seeking R$10.0 million, or approximately U.S. $4.3 million, in damages on behalf of consumers who have allegedly complained about the installation of the America Online Brazil software on their PCs. At ADEC's request, the court allowed the publication of a general public summons inviting consumers to join ADEC as plaintiffs, which gave potential plaintiffs a thirty-day period to join the action. The thirty-day period expired and the Company is unaware of any consumer filing a notice to join the action. The case is currently in the hearing phase and the judge has appointed an independent expert witness to gather evidence. Although the Company believes that ADEC's claims are without merit and the Company will continue to contest them vigorously, the Company may not be successful in defeating its claims. If the Company is unsuccessful in contesting these claims, ADEC's claims could have a material adverse effect on the Company's results of operations and financial position.

Note 7.  Subsequent Events

    The Company held its annual stockholder's meeting on July 31, 2001 during which its stockholders and board of directors authorized the amendment and restatement of the Company's certificate of incorporation, and approved the conversion of series D and E preferred stock into series B and C preferred stock, respectively. This conversion became effective upon the filing of the Company's restated certificate of incorporation on July 31, 2001. The Company's restated certificate of incorporation also changed the redemption date and the dividend rate of the series B and series C preferred stock.

    The redemption date of the series B and series C preferred stock was changed to provide that on August 7, 2005, 87.8% of the then outstanding series B and C preferred stock will be redeemed and the remaining outstanding series B and series C preferred stock will be redeemed on April 2, 2006, plus all accumulated and unpaid dividends. The series B and series C preferred stock will be redeemed, at the Company's option, in cash, by delivery of fully paid and non-assessable shares of class A common stock, or by any combination of cash and shares of class A common stock. The redemption price was changed to equate to a revised liquidation preference of $2.7268 per share and $2.7272 per share for the series B and series C preferred stock, respectively, plus all accrued and unpaid dividends.

    Holders of the series B and C preferred stock are also entitled to receive a cumulative annual dividends at the rate of 3% of the per share liquidation preference, of $2.7268 and $2.7272 per share, respectively, as and when declared by the board of directors and before payment of any dividend to the holders of the class A, class B and class C common stock. The dividend is payable in series B and C preferred stock. After that, the holders of the class A, class B and class C common stock, together with the holders of series B and series C preferred stock, will share ratably in any dividend declared by the board of directors based on the number of shares of common stock and preferred stock held.

    On August 1, 2001, in accordance with the stock purchase agreement signed on March 30, 2001 among the Company and its principal stockholders, AOL, the Cisneros Group and Banco Itau, the Company consummated the third and final installment regarding the sale of preferred stock to AOL and the Cisneros Group. In connection with the sale, the Company received an aggregate amount of approximately $43.4 million. AOL contributed $22.1 million and received 4,717,374 shares of series B preferred stock, while the Cisneros Group contributed $21.3 million and received 4,536,678 shares of series C preferred stock.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

    This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 may not be indicative of the results for the full year and should be read in conjunction with the sections of our audited financial statements and notes thereto as well as our "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included in our transition period 2000 10-K.

OVERVIEW

    Our goal is to become Latin America's leader in the development of the global interactive medium that is changing the way people communicate, stay informed, are entertained, learn, shop and conduct business. Our family of AOL-branded interactive services includes the AOLA country services, online services which are available to subscribing members, the AOLA country Internet portals and our Latin American regional Internet portal.

    Our three core target markets in Latin America are Brazil, Mexico and Argentina. In November 1999, we concurrently launched our first AOLA country service, America Online Brazil, and our Brazilian portal at www.americaonline.com.br. In July 2000, we launched our country service in Mexico, America Online Mexico, and our Mexican portal at www.americaonline.com.mx. In August 2000, we launched our country service in Argentina, America Online Argentina, and our Argentinean portal at www.americaonline.com.ar.

    In November 2000, we introduced our Latin American regional portal, located at www.aola.com. As part of the ongoing development of our plans and our service territory, we expanded into Puerto Rico pursuant to an agreement with AOL under which AOL transferred its existing subscriber base to us. We receive the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico, and these subscribers count towards our member totals. Subscribers in Puerto Rico are provided with both English and Spanish language content through the AOL-branded service. In June 2001, AOL launched, on its U.S. service, a "Latino" content area targeted to U.S. Hispanics. We program, manage and receive an economic benefit from advertising generated in this specific content area.

    We plan to continue to expand our network in other cities in Brazil, Mexico and Argentina. During the second quarter of 2001, enhanced network capacity allowed us to more actively market the AOL-branded service in Puerto Rico. The table below sets forth a comparison of the number of cities where each of our AOLA country services and the AOL-branded service in Puerto Rico was available as of June 30, 2001 in comparison to June 30, 2000:

                                        AT JUNE 30,
                              -------------------------------
                                    2001            2000
                              --------------    -------------
Cities in operation

      Brazil                          173             30
      Mexico                           37             --
      Argentina                        17             --
      Puerto Rico                       3             --
                                      ---            ---
              Total Cities            230             30
                                      ===            ===




    In addition to attracting subscribers by broadening the geographical coverage of our services, we continue to expand the ways by which our subscribers can pay us for use of our AOLA country services. In May 2001, we began to offer a "cash method" of payment in Mexico and Argentina. Under this cash payment alternative, members can subscribe to our AOLA country services without using a credit card, thus allowing the Company to reach a greater number of potential members. A similar method of payment, one using "boletos", has been available in Brazil since November 1999. The boleto is a customary form of payment under which Brazilian banks that we designate act as conduits for collecting the related payments. Following launch, the "cash payment" alternative has accounted for approximately 80% and 75% of all new member registrations in Mexico and Argentina, respectively. We continue to devote resources toward developing additional methods by which our members can pay us for our AOLA country services.

    Also important to our success is our strategic partnership with Banco Itau in Brazil, the region's largest market. With the support of Banco Itau, we launched a customized, co-branded service targeting the bank's approximately 7.7 million customers, 1.6 million of whom are already online banking users. Banco Itau and we established subscriber targets for the co-branded service of 250,000 subscribers by December 10, 2001 and 500,000 by December 10, 2002. In addition, Banco Itau and we have established a secondary target of a total of 1,000,000 subscribers by December 10, 2002. Under our agreement, if the subscriber level targets are not met, Banco Itau will be required to make a reference payment to us. The reference payment amount for the secondary target of 1,000,000 subscribers will be decreased if Banco Itau meets its 500,000 level target. To date, we have been pleased with the results of this strategic partnership.

CONSOLIDATED RESULTS OF OPERATIONS

    REVENUES.

    Total revenues consist of subscription revenues, advertising revenues and commerce revenues. We derive our revenues principally from member subscriptions to our AOLA country services and seek to build our online service member base and portal user base to generate additional revenues from advertising and commerce. The following table presents the components of our revenues for the three months and six months ended June 30, 2001 and 2000.


                                                     (UNAUDITED)                         (UNAUDITED)
                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       JUNE 30,                            JUNE 30,
                                            --------------------------            --------------------------
                                              2001              2000               2001              2000
                                            -------            -------            -------            -------
                                                                      (IN THOUSANDS)

Revenues:
        Subscription                        $11,295            $ 1,970            $20,973            $ 3,742
        Advertising and commerce              5,014              2,019              8,092              2,815
                                            -------            -------            -------            -------
                Total revenues              $16,309            $ 3,989            $29,065            $ 6,557
                                            =======            =======            =======            =======



    For the three months ended June 30, 2001, revenues from subscription services were approximately $11.3 million, or 69.3% of total revenues, in comparison to approximately $2.0 million or 49.4% of total revenues for the three months ended June 30, 2000. For the six months ended June 30, 2001, approximately $21.0 million, or 72.1%, of our revenues were generated from subscription services in comparison to approximately $3.7 million or 57.1% of revenues for the three months ended June 30, 2000. We expect each of our subscription revenues and advertising and commerce revenues to continue to increase.

    SUBSCRIPTION REVENUES.

    The following table presents our subscription revenues on a segment basis for the three months and six months ended June 30, 2001 and 2000, respectively.


                                                     (UNAUDITED)                         (UNAUDITED)
                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       JUNE 30,                            JUNE 30,
                                            --------------------------            --------------------------
                                              2001              2000               2001              2000
                                            -------            -------            -------            -------
                                                                      (IN THOUSANDS)

Subscription revenues:
        Brazil                              $ 4,363            $ 1,215            $ 7,958            $ 2,010
        Mexico                                4,418                 --              8,160                 --
        Argentina                             1,831                 --              3,487                 --
        Other                                   683                755              1,368              1,732
                                            -------            -------            -------            -------
                Total                       $11,295            $ 1,970            $20,973            $ 3,742
                                            =======            =======            =======            =======


    For the three months ended June 30, 2001, subscription revenues were approximately $11.3 million, an increase of approximately $9.3 million, or 473.6%, in comparison to the three months ended June 30, 2000. The increase in subscription revenues was primarily related to the launch of our AOLA country services in Mexico (July 2000) and Argentina (August 2000), the continued growth of our AOLA Brazil country service, as well as revenues associated with our increased marketing of the AOL-branded service in Puerto Rico over the time periods compared. While our subscription revenues from Brazil increased over the time periods compared, the rate of increase shown in U.S. Dollars was offset by the nearly 30% devaluation of the Brazilian Real since June 2000. The decrease of approximately $0.1 million in revenues from the Other segment is due to a decrease in revenues attributable to the declining membership base of the CompuServe Classic service, which we no longer actively promote, offset by an increase in revenues from the AOL-branded service in Puerto Rico.

    For the six months ended June 30, 2001, subscription revenues were approximately $21.0 million, an increase of approximately $17.2 million, or 460.3%, in comparison to the six months ended June 30, 2000. The increase in subscription revenues over the time periods compared was due to the same reasons as discussed in the prior paragraph. The decrease of approximately $0.4 million in revenues from the Other segment is due to a decrease in revenues from our CompuServe Classic service revenues attributed to this segment offset by an increase in our revenues from the AOL branded service in Puerto Rico. For the six months ended June 30, 2001, in accordance with the manner in which the company reports its segments, revenues from our CompuServe Classic service were allocated to the geographic segments in which an AOLA-country service had been launched.

    We expect revenues from our AOLA country services and the AOL-branded service in Puerto Rico to continue to increase, as we successfully convert members in their free trial periods to paying members. We plan to continue building our subscriber base by continuing to market our AOLA country services in Brazil, Mexico, Argentina and the AOL-branded service in Puerto Rico. However, given the ongoing recession in Argentina, it is possible that we may decrease our rate of investment in that country relative to the rate of investment in our operations in our other markets. Because of our expected growth, we expect, in the near term, that a substantial percentage of our subscribers will be in their trial period, which is typical of Internet subscription businesses in the early stages of their growth.

    We make our AOLA country services available for free to new subscribers for a limited period of time so they can experience our service. Banco Itau customers who subscribe to the co-branded service are currently entitled to a free trial period ranging from four to six months, a period that may be reduced in the future. As of June 2001, we offered a variety of free monthly trial periods with some promotions offering up to six months of free usage. Therefore, it may not be unusual at any particular date in the near term for a majority of our subscribers to be trial members. The percentage of trial members is likely to be highest following our launch in a new market or in connection with particular promotional campaigns, which may include offering extended trial periods.

    We expect that our subscriber numbers will increase because of our agreement with Banco Itau. However, for some time our revenue may not fully reflect the economic benefit of the co-branded members because members of the co-branded service that are subsidized on an hourly basis may stay within the free hours paid by Banco Itau to avoid having to pay any subscription fees. Our joint objective with Banco Itau, however, is for these members to pay for additional hours of the service, which would generate additional subscription revenues. We expect that once Banco Itau's customers have the opportunity to use the co-branded service, many may choose to pay for our unlimited use plan.

    As of June 30, 2001, we offered Brazilian subscribers three alternative methods by which they could pay their subscription fees: credit cards, direct debit and boletos. We send each member who selects boleto as a means of payment a boleto and the member pays the boleto at a local bank. These local banks then send the payments to our designated banks. This is a common method for payment in Brazil, but is more costly for us than payment through credit cards and results in a longer collection cycle. As the boleto is a common form of payment in Brazil, approximately 61% and 74% of our subscribers that have selected a method of payment in Brazil had selected this method of payment at June 30, 2001 and December 31, 2000, respectively. The decrease in the percentage of subscribers selecting the boleto method of payment is primarily related to a significant increase in the number of subscribers to our AOLA country service in Brazil who have chosen credit cards or direct debit to their bank accounts, as their method of payment. As their free trial period begins to expire, subscribers to our co-branded service with Banco Itau will select their individual methods of payment. Consequently, we may or may not see a continuance of the trend towards a lower number of subscribers choosing the boleto method of payment. Although we have not experienced any significant difficulties collecting subscription fees from members using credit cards, a significant number of our subscribers using boletos or direct debit have not made timely payment.

    As of June 30, 2001, we offered subscribers in Mexico and Argentina three methods by which they could pay their subscription fees: credit cards, bank debit cards, and beginning in May 2001, cash. The cash method of payment in both Mexico and Argentina is substantially similar to the "boleto" method of payment in Brazil. Under the cash method, we send a member a payment notice or invoice and the member pays the notice/invoice at a local bank or other designated collection point. These local banks and collection points then forward the payments to us. This cash method of payment is a common form of payment in Mexico and Argentina but is more costly for us than payment through credit cards and results in a longer collection cycle. At June 30, 2001, approximately 33% and 52% of our subscribers in Mexico and Argentina, respectively, had selected this method of payment.

    For subscribers that have elected to pay their subscription fees with credit cards, we recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers that pay through means other than credit cards, we recognize subscription revenues when we receive payment.

    As of June 30, 2001 and December 31, 2000, we had deferred subscription revenues of approximately $2.0 million and $1.4 million, respectively. Deferred subscription revenues consist of fees for subscription services received or confirmed as collectible in advance of our having earned those subscription revenues. The increase in deferred revenue over the periods compared is primarily due to the increased billings for the AOLA country services in Brazil, Mexico and Argentina.

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

    The following table presents our advertising and commerce revenues on a segment basis for the three months and six months ended June 30, 2001 and 2000.


                                                                      (UNAUDITED)                         (UNAUDITED)
                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30,                           JUNE 30,
                                                                ------------------------            ------------------------
                                                                 2001              2000              2001              2000
                                                                ------            ------            ------            ------
                                                                                         (IN THOUSANDS)
Advertising and commerce revenues:
        Brazil                                                  $2,940            $2,019            $5,184            $2,754
        Mexico                                                   1,291                --             1,850                --
        Argentina                                                  721                --               996                --
        Other                                                       62                --                62                61
                                                                ------            ------            ------            ------
                Total                                           $5,014            $2,019            $8,092            $2,815
                                                                ======            ======            ======            ======



    For the three months ended June 30, 2001, revenues from advertising and commerce increased approximately $3.0 million, or 148.3%, relative to the three months ended June 30, 2000. The increase in advertising and commerce revenues is primarily due to the inclusion of results from Mexico, Argentina and Puerto Rico in the three months ended June 30, 2001, while only Brazil was operational during the three months ended June 30, 2000. We also recognized revenues of approximately $2.9 million in Brazil, an increase of approximately $0.9 million or 45.6% over revenues for the three months ended June 30, 2000. We expect our total advertising and commerce revenues to continue to increase although not necessarily at the rates achieved on an historical basis.

    For the six months ended June 30, 2001, revenues from advertising and commerce increased approximately $5.3 million, or 187.6%, relative to the six months ended June 30, 2000. The increase in advertising and commerce revenues over the time periods compared was primarily due to the same reasons as discussed in the prior paragraph.

    During the three months and six months ended June 30, 2001, within advertising and commerce revenues, we had revenues from affiliated companies of approximately $0.5 million and $1.7 million, respectively. Of the $1.7 million, approximately $1.1 million related to the sale of rights to broadcast and rebroadcast the Rock in Rio music festival, a week-long concert that took place in Rio de Janeiro, Brazil in January 2001, which we sponsored. The remaining $0.6 million relates to a contract with Banco Itau for advertising on our AOLA country service in Brazil. We also had revenues of approximately $0.3 million and $0.6 million for the three months and the six months ended June 30, 2000, respectively, derived from a contract with Banco Itau for advertising on our AOLA country service in Brazil.

    As of June 30, 2001 and December 31, 2000, we had deferred advertising and commerce revenues of approximately $2.2 million and $3.8 million, respectively. Deferred advertising and commerce revenues consist of payments received in advance of our delivery of the related services and are recognized as income as the services are delivered. The decrease in deferred advertising and commerce revenue is primarily due to amortization of a long-term contract with Hollywood Media Corp. and timing differences between related cash receipts and amortization of short-term contracts.

    In return for most advertising arrangements, we receive cash payments, the opportunity for revenue sharing, or both. We have chosen, and may choose, to accept an equity interest as payment, or partial payment, for arrangements entered into with early stage companies. We have also entered into and will continue to seek barter arrangements, including co-marketing and cross-promotion agreements in which we exchange advertising for products and services. We recognize revenue for barter transactions when we provide services or receive products or services and we charge barter expense to expense when the service or product is used. Barter transactions are not material for all periods presented.

COST AND EXPENSES.

    Total cost and expenses consists of cost of revenues, sales and marketing, product development and general and administrative expenses. The following table presents the components of our costs and expenses for the three and six months ended June 30, 2001 and 2000.


                                                            (UNAUDITED)                                (UNAUDITED)
                                                         THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                             JUNE 30,                                   JUNE 30,
                                              ---------------------------------------     ---------------------------------------
                                                    2001                  2000                 2001                 2000
                                              -----------------     -----------------     -----------------     -----------------
                                                                     (IN THOUSANDS, EXPECT PERCENTAGE DATA)
Cost and expenses:
      Cost of revenues                        $ 29,785     33.6%    $  9,937     19.3%    $ 55,356     29.4%    $ 15,538     20.0%
      Sales and marketing                       47,910     54.1%      35,355     68.7%     109,924     58.4%      51,026     65.6%
      Product development                        2,149      2.4%         577      1.1%       4,491      2.4%       1,598      2.1%
      General and administrative                 8,718      9.9%       5,599     10.9%      18,382      9.8%       9,578     12.3%
                                              --------    -----     --------    -----     --------    -----     --------    -----
                  Total costs and expenses    $ 88,562    100.0%    $ 51,468    100.0%    $188,153    100.0%    $ 77,740    100.0%
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

    For the three months ended June 30, 2001, cost of revenues was approximately $29.8 million and represented 33.6% of our total costs and expenses, compared to approximately $9.9 million, which represented 19.3% of total costs and expenses for the three months ended June 30, 2000. The increase of approximately $19.8 million, or 199.7%, in cost of revenues consisted primarily of additional network, telecommunications, content and customer support charges related to the operation of our three AOLA country services and the AOL-branded service in Puerto Rico. The increase in these costs is due to additional expenses associated with the expanded coverage of our services over the time periods compared. As of June 30, 2001, our AOLA country services and the AOL-branded service in Puerto Rico were offered in a combined total of 230 cities. In comparison, as of June 30, 2000, we offered our AOLA country services in 30 cities in Brazil. The expansion of our network over that time period required us to increase our network to cover all our current markets instead of only one country. As a result, the number of modems in our network increased by approximately 478.0%. Additionally, we established new call centers in Mexico and Argentina to provide customer support to these new markets. Our cost of revenues also included payments made or due to AOL and other third parties for the costs of using their computer systems, equipment and operations staff and for establishing our call centers. During the three months ended June 30, 2001 and June 30, 2000, the cost of services provided by AOL and the Cisneros Group together, was approximately $3.2 million and $0.7 million, respectively.

    For the six months ended June 30, 2001, cost of revenues was approximately $55.4 million and represented 29.4% of our total costs and expenses, compared to approximately $15.5 million, which represented 20.0% of total costs and expenses for the six months ended June 30, 2000. The increase of approximately $39.8 million, or 256.3%, in cost of revenues for the six months ended June 30, 2001 consisted primarily of additional network, telecommunications, content and member services charges related to the operation of our three AOLA country services and the AOL-branded service in Puerto Rico. The increase in all of these costs is primarily due to the expanded coverage of our services over the time periods compared. The increase in our cost of revenues over the time periods compared also reflects a 30% devaluation of the Brazilian Real. During the six months ended June 30, 2001 and June 30, 2000, the cost of services provided by AOL and the Cisneros Group was approximately $5.8 million and $1.0 million, respectively.

    Cost of revenues for the three months and the six months ended June 30, 2000, consisted primarily of costs associated with network, telecommunications, content and member services charges for the operation of our AOLA country service in Brazil and costs incurred to provide services to our CompuServe Classic subscribers. Additionally, some costs related to preparation of the launch of our services in Mexico and Argentina were incurred over both time periods.

    In the near term, we expect that our cost of revenues will continue to grow on an absolute basis and will exceed, or represent a significant portion of, our total revenues, as we continue to expand our capacity and accommodate new users of our interactive services.

    SALES AND MARKETING. Sales and marketing expenses consist of costs to acquire and retain our members, the operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs as well as the costs of brand advertising on television and in newspapers, magazines and other media.

    For the three months ended June 30, 2001, sales and marketing expenses were approximately $47.9 million, or 54.1% of our total costs and expenses. Sales and marketing expenses over this period primarily reflect the costs related to significant expenditures to continue establishing the AOL brand in Brazil, Mexico and Argentina and promotion of the AOL-branded service in Puerto Rico. We also incurred expenses promoting the cash method of payment in Mexico and Argentina. During the three months ended June 30, 2001, we distributed over 250% more CDs in Brazil, Mexico, Argentina and Puerto Rico combined, compared to the amount of CDs distributed in Brazil during the three months ended June 30, 2000. The $47.9 million in sales and marketing expenses incurred during the three months ended June 30, 2001 also includes approximately $10.4 million in amortization of the strategic interactive services and marketing agreement with Banco Itau. There was no such expense incurred during the three months ended June 30, 2000. In comparison, sales and marketing expenses for the three months ended June 30, 2000 were approximately $35.4 million, or 68.7% of our total cost and expenses, and consisted primarily of costs associated with significant expenditures to establish the AOL brand and aggressive programs to expand our membership base in Brazil following the launch of our AOLA country service in Brazil in November 1999.

    For the six months ended June 30, 2001, sales and marketing expenses were approximately $109.9 million, or 58.4% of our total costs and expenses. Sales and marketing expenses over this period primarily reflect the costs related to significant expenditures to establish the AOL brand and programs to expand our membership base in Brazil, Mexico and Argentina and promotion of the AOL-branded service in Puerto Rico. During the six months ended June 30, 2001, we launched several promotional campaigns related to the Banco Itau co-branded service, the cash payment method in Mexico and Argentina and the AOL-branded service in Puerto Rico. The $109.9 million in sales and marketing expenses incurred during the six months ended June 30, 2001 also includes approximately $20.8 million in amortization of the strategic interactive services and marketing agreement with Banco Itau. There was no such expense incurred during the six months ended June 30, 2000. In comparison, sales and marketing expenses for the six months ended June 30, 2000 were approximately $51.0 million, or 65.6% of our total costs and expenses and consisted primarily of costs as described in the prior paragraph.

    In December 2000, we launched a co-branded, customized version of our America Online Brazil country service that Banco Itau immediately began marketing to its customers. Subscribers to the co-branded service have access to our full line of features, including e-mail with multiple AOL screen names, instant messaging, Internet access, interaction with our worldwide online community and our 24 hour customer service. Banco Itau's customers who register for the co-branded service through December 2001 will be entitled to at least a four-month free trial period, a period that may be reduced in the future. Until December 2005, Banco Itau is required to subsidize at least one hour of usage per month following the expiration of a subscriber's trial period. For every month other than the first month during a subscriber's trial period, Banco Itau will pay us a fee for one hour of usage of the service. Any payments received from Banco Itau for those hours will be reflected as a reduction of marketing expenses in our statement of operations. For the three and six months ended June 30, 2001, we received payments from Banco Itau related to subsidies for subscribers to the co-branded service totaling approximately $0.4 million and $0.4 million, respectively.

    We expect our sales and marketing expenditures to remain high as we continue to market our services in our target markets.

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

    Product development costs expensed for the three months ended June 30, 2001 were approximately $2.1 million versus $0.6 million for the three months ended June 30, 2000. Product development costs expensed for the six months ended June 30, 2001 were approximately $4.5 million versus $1.6 million for the six months ended June 30, 2000. These product development costs represent research and development costs payable to AOL primarily for localization of our software and other requested development work. These costs are periodically renegotiated with AOL under our services agreement with them. We expect these costs to increase over time in line with the size of our operations, although at a lesser rate than historically experienced because we have launched our AOLA country service in our three primary markets. The increase in product development over the three and six months ended June 30, 2001 versus June 30, 2000, is primarily related to our presence in four markets during the three and six months ended June 30, 2001, in comparison to our presence in one country during the three and six months ended June 30, 2000.

    GENERAL AND ADMINISTRATIVE. For the three months ended June 30, 2001, our general and administrative costs were approximately $8.7 million, compared to approximately $5.6 million during the three months ended June 30, 2000. Our general and administrative expenses increased primarily because of expenses related to additional management and administrative personnel over the time periods compared. Additional personnel were hired to launch our AOLA country services in Mexico and Argentina and the AOL-branded service in Puerto Rico and to support the expansion of our AOLA country services in Brazil, particularly the co-branded service with Banco Itau. We also hired additional personnel at our US corporate headquarters to assist with the support of country activities. We incurred fees of approximately $0.3 million for support services provided by AOL and approximately $0.1 million for services provided by the Cisneros Group during the three months ended June 30, 2001. We anticipate that our general and administrative expenses will continue to increase in 2001, although at a substantially lower rate than previously experienced as we have already launched our AOLA country service in our three primary markets. Nevertheless, additional personnel will be required to support the anticipated expansion of the customer base in each of our markets.

    For the six months ended June 30, 2001, our general and administrative costs were approximately $18.7 million, compared to approximately $9.6 million during the six months ended June 30, 2000. Our general and administrative expenses increased primarily because of the same reasons discussed above.

    LOSS FROM OPERATIONS. Our loss from operations on a segment basis are as follows:

                                                                   (UNAUDITED)               (UNAUDITED)
                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                              ---------------------     ----------------------
                                                                2001         2000          2001         2000
                                                              --------     --------     ---------     --------
                                                                                (IN THOUSANDS)

Loss from operations
      Brazil                                                  $(35,345)    $(39,650)    $ (78,275)    $(59,387)
      Mexico                                                   (16,396)          --       (36,856)          --
      Argentina                                                (11,510)          --       (25,727)          --
      Corporate                                                 (6,688)      (4,708)      (13,483)      (7,584)
      Other                                                     (2,314)      (3,121)       (4,747)      (4,212)
                                                              --------     --------     ---------     --------
              Total loss from operations                      $(72,253)    $(47,479)    $(159,088)    $(71,183)
                                                              ========     ========     =========     ========

    The decrease in loss from operations in Brazil for the three months ended June 30, 2001 in comparison to the three months ended June 30, 2000 is due to a combination of higher revenues and lower expenses over the time periods compared. Revenues for the three months ended June 30, 2001 increased due to the reasons disclosed in the revenue section. Marketing expenses related to the Rock in Rio music festival were first incurred by AOL Brazil during the three months ended June 30, 2000 while none were incurred during the three months ended June 30, 2001. Additionally, the approximately 30% devaluation of the Brazilian Real over the time periods compared contributed to a lower loss from operations because expenses denominated in Reals were translated into U.S. Dollars at an increasingly lower exchange rate. The increase in loss from operations in Brazil for the six months ended June 30, 2001 in comparison to the six months ended June 30, 2000 is due to the continued expansion of our AOLA country services in cities throughout Brazil. We offered our services in 173 cities at June 30, 2001 in comparison to only 30 cities at June 30, 2000.

    Our AOLA country services in Mexico and Argentina were not launched until the third calendar quarter of 2000. Their pre-launch losses from operations were reported within the Other segment. The increase in loss from operations in both Mexico and Argentina is due to the offering of our AOLA country service in both of these countries during the three months ended June 30, 2001, whereas neither country's service had been launched in the comparable prior-year period.

    The increase in loss from operations from the Corporate segment is related to the increased level of corporate support required by our expanded operations over the time periods compared. The decrease in loss from operations reported in the Other segment is related to losses incurred in the initial phase of the AOL-branded service in Puerto Rico, our regional portal and our operations related to a mini-channel on the AOL service targeted to Hispanics in the United States during the three months ended June 30, 2001. These losses are compared to relatively smaller pre-launch expenses incurred in Mexico and Argentina during the three months ended June 30, 2000, the costs of which are now included in their respective country's segment.

    OTHER INCOME, NET. Other income, net consists primarily of interest income, foreign currency gains and losses and realized gains and losses on investments. For the three months ended June 30, 2001, other income, net consisted of approximately $1.3 million in interest income, $0.3 million from gains on investments and $0.3 million in currency gains. For the three months ended June 30, 2000, other income, net was $0.8 million, substantially all of which was interest income from the investment of capital contributions received from the Cisneros Group prior to our IPO in August 2000. For the six months ended June 30, 2001, other income, net consisted of approximately $2.7 million in interest income, $0.7 million from realized gains on investments and $0.3 million in currency gains. For the six months ended June 30, 2000, other income, net was approximately $1.4 million, substantially all of which was interest income from the investment of capital contributions received from the Cisneros Group through June 30, 2000.

    INCOME TAXES. There was no provision for income taxes recorded during either the three months or the six months ended June 30, 2001, compared to a benefit of $40,000 for the three months ended June 30, 2000 and no provision for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    From inception through June 30, 2001, our operations have been financed through capital contributed by the Cisneros Group ($150.0 million) and AOL ($50.0 million), through net proceeds of $203.0 million generated by our IPO in August 2000 and the related over-allotment exercise in September 2000, and through proceeds from the issuance of shares to the Cisneros Group ($42.5 million), AOL ($44.2 million) and Banco Itau ($19.9 million). During the six months ended June 30, 2001, we used $127.3 million in cash to fund operations in comparison to using $60.1 million to fund operations for the six months ended June 30, 2000. We also invested $4.4 million in new property and equipment and incurred nearly $1.1 million in foreign exchange related losses during the six months ended June 30, 2001. This compares to using $6.4 million in the purchase of property and incurring $1.8 million in foreign exchange related losses in the six months ended June 30, 2000.

    On March 30, 2001, our principal stockholders, AOL, the Cisneros Group and Banco Itau, signed a stock purchase agreement under which they unconditionally agreed to provide an aggregate of $150.0 million in additional capital. Under the agreement, AOL has purchased approximately $66.3 million of our series D redeemable convertible preferred stock and the Cisneros Group has purchased approximately $63.8 million of our series E redeemable convertible preferred stock. The purchase price per share for the series D preferred stock and series E preferred stock was $4.6875. Payments under both transactions were made in three equal installments. The first and second installments were completed on April 2, 2001 and June 1, 2001, respectively, and the third occurred on August 1, 2001. Under the agreement, Banco Itau purchased 4,237,840 shares of class A common stock for a total consideration of approximately $19.9 million on April 2, 2001, at $4.6875 per share. The series D preferred stock and series E preferred stock were convertible on a one-to-one basis into shares of class B common stock and class C common stock, respectively. In accordance with the agreement, on April 2, 2001 and again on June 1, 2001, AOL contributed approximately $22.1 million and received a total of 9,434,748 shares of series D preferred stock. The Cisneros Group contributed approximately $21.3 million on April 2, 2001 and again on June 1, 2001 and received 9,073,356 shares of series E preferred stock. The series D and series E preferred stock was converted on a one-to-one basis into series B and series C preferred stock, respectively, effective upon the filing of our restated certificate of incorporation on July 31, 2001. In accordance with the agreement, on August 1, 2001 AOL contributed approximately $22.1 million and received a total of 4,717,374 shares of series B preferred stock and the Cisneros Group contributed approximately $21.3 million and received 4,536,678 shares of series C preferred stock

    We anticipate that cash on hand will be sufficient to fund operations through the end of 2001 based upon our current operating budget. The projected spending under the current business plan is comprised primarily of discretionary items that could be adjusted, when or if necessary. In addition, a portion of this cash may be used for the acquisition and subsequent funding of technologies, products or businesses complementary to our business. When, or if necessary, we may seek to sell additional equity or debt securities or to enter into a credit facility, although there is no assurance that such financing will be obtained on favorable terms, if at all.

    Current assets were approximately $143.0 million at June 30, 2001 and $164.1 million at December 31, 2000. Current liabilities were approximately $62.7 million at June 30, 2001 and $52.8 million at December 31, 2000. Therefore, at June 30, 2001, we had working capital of approximately $80.3 million, compared to working capital of approximately $111.2 million at December 31, 2000. The decrease in current assets at June 30, 2001 was primarily attributable to cash used to fund operations during the period offset by capital received from the issuance of securities to our principal stockholders. The increase in current liabilities was primarily due to decreases in trade accounts payable offset by increases in accrued expenses and payables to affiliates.

CAPITALIZATION

    For the three months ended June 30, 2001, we had 67,008,144 weighted average shares of class A common stock outstanding. In addition, we had anti-dilutive securities, all of which are convertible or exercisable into shares of our class A common stock, consisting of options to purchase our class A common stock (16,017,534 options equivalent to 15,391,133 weighted average shares), a warrant issued to AOL (16,541,250 shares), the series B and C preferred stock (199,662,294 shares) and the series D and E preferred stock (18,508,104 shares equivalent to 12,203,145 weighted average shares). If all of these anti-dilutive securities were converted or exercised, an additional 243,797,822 weighted average shares of class A common stock would have been outstanding during the three months ended June 30, 2001. We refer to these securities as anti-dilutive securities because if they were exercised or converted into shares of class A common stock, they would decrease our basic and diluted loss per share as calculated under US GAAP. In accordance with US GAAP, the potential effect of these anti-dilutive securities, which are or will all be convertible or exercisable into class A common stock, was not included in the calculation of loss per share.

Forward Looking Statements

    This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: our belief that ADEC's claims against us will not have a material adverse effect on us, our plans to build our subscriber base through marketing, the expansion of our telecommunications network, our belief that many subscribers to the co-branded Banco Itau service may choose an unlimited rate plan, the benefits from our relationship with Banco Itau, our plans to create more effective alternative methods of subscriber payments, our expectation that our subscription revenues as well as advertising and commerce revenues will continue to increase as our paying subscriber base increases, our belief that our sales and marketing expenditures will remain high and that our cost of revenues and general and administrative expenses will increase at a lower rate than previously experienced, our estimation that cash on hand will be sufficient to fund operations through the end of 2001 and that we will be able to adjust spending under our business plan without adversely affecting our business. These forward looking statements are subject to a number of risks and uncertainties including the following: the impact our continued losses will have on our ability to finance our operations, our limited operating history, intense competition in Latin America, uncertainty relating to our ability to convert our subscribers into paying subscribers, the actions of our competitors, our ability to penetrate our markets, our relationship with our principal stockholders, the adequacy of our network infrastructure, AOL's ability to protect our intellectual property rights, our ability to secure additional financing and other economic, business, competitive or regulatory factors affecting our business generally.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    To date, our results of operations have not been impacted by material inflation in the U.S. or in the countries that comprise the Latin America service countries. Our reporting currency is the U.S. dollar. However, most of our revenues are received in the currencies of the countries in which we offer our interactive services. The currencies of many Latin American countries, including Brazil, Mexico, and Argentina, have experienced substantial volatility and devaluation in the past. The Brazilian Real has depreciated approximately 30% from June 30, 2000 to June 30, 2001. Unless we increase our prices, our revenues from our services will decline in value if the local currencies in which we are paid depreciate relative to the U.S. dollar. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. However, we believe that to the extent that we have substantial expenses in excess of revenues in each of our principal currencies, our exposure to currency fluctuations will be reduced. Therefore, to date, we have not tried to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts as a vehicle for hedging. Our business may be adversely affected as a result of foreign currency exchange rate fluctuations if we fail to enter into hedging transactions or if our hedging transactions are unsuccessful. Future currency exchange losses may be increased if we become subject to exchange control regulations restricting our ability to convert local currencies into U.S. dollars.

    A portion of our operations is based in Argentina and conducted in Argentine Pesos. Over the past several years, the Argentine Peso has been pegged to the US dollar and has thus not experienced fluctuations in value since initiation of the currency board. However, recent developments in Argentina's economic and political arenas suggest an increased risk of currency devaluation. We understand that Argentina is considering various fiscal initiatives as a way of helping its troubled economy. Although we continue to closely monitor this situation, we are nevertheless unable at this time to predict the probability or financial impact on our Argentine operations of any potential devaluation or change in fiscal policy. As of June 30, 2001, we had net tangible assets in Argentina totaling approximately $13.9 million, of which approximately $10.5 million related to value-added tax (VAT) receivable from the Argentine government.

    We are exposed to market risk as it relates to changes in the market value of our investments. As of June 30, 2001, we had an investment in Hollywood Media Corp., a public company, with a fair market value of approximately $1.2 million. The effect of this investment on results for the three months ended June 30, 2001 was not material. Please see our transition report on Form 10-K for the six-months ended December 31, 2000 for further discussion of this investment.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

3.1* Restated Certificate of Incorporation of America Online Latin America, Inc., effective as of July 31, 2001.
-----------
*  Filed herewith.


(b) Reports on Form 8-K

None.

                       AMERICA ONLINE LATIN AMERICA, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICA ONLINE LATIN AMERICA, INC.

DATE: August 11, 2001                   SIGNATURE: /s/ JAVIER AGUIRRE
                                                   ----------------------------
                                                          Javier Aguirre
                                                      Chief Financial Officer
                                                    Principal Financial Officer

                                  EXHIBIT INDEX

 EXHIBIT NUMBER        DESCRIPTION OF EXHIBIT
 --------------        ----------------------

 3.1* Restated Certificate of Incorporation of America Online Latin America, Inc., effective as of July 31, 2001.


---------
* Filed herewith