Form 10-Q
period 2001-09-30
AMERICA ONLINE LATIN AMERICA INC
filed 2001-11-13
CIK 1100395

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-31181

America Online Latin America, Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0963212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6600 N. Andrews Avenue

Suite 500
Fort Lauderdale, FL 33309
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:

(954) 689-3000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑           No  ☐

      As of November 8, 2001, America Online Latin America, Inc. had 67,054,714 shares of class A common stock, $0.01 par value, outstanding. No shares of America Online Latin America, Inc.’s class B common stock or class C common stock are outstanding.

AMERICA ONLINE LATIN AMERICA, INC.

FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$99,452	$63,509
Short-term investments	—	69,357
Trade accounts receivable, less allowances of $1,797 and $501 at September 30, 2001 and December 31, 2000, respectively	8,357	3,724
Other receivables	2,861	12,269
Prepaid expenses and other current assets	10,165	15,200

Total current assets	120,835	164,059
Property and equipment, net	12,403	11,307
Investments, including available for sale securities	884	754
Product development and other intangible assets, net	1,039	1,876
Other assets	12,387	1,035

Total assets	$147,548	$179,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$21,976	$25,024
Payables to affiliates	15,387	10,976
Other accrued expenses and liabilities	15,679	9,236
Deferred revenue	2,949	3,187
Accrued personnel costs	9,283	3,450
Other taxes payable	1,252	943

Total current liabilities	66,526	52,816
Deferred revenue	798	1,957
Other liabilities	439	437

Total liabilities	67,763	55,210
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000,000 shares authorized:
Series B and C cumulative redeemable convertible — 150,000,000 shares authorized each; 116,010,456 and 101,858,334 shares of series B and 111,413,994 and 97,803,960 shares of series C issued and outstanding at September 30, 2001 and December 31, 2000, respectively; ($325,552 and $312,698 liquidation value series B and C, respectively, at September 30, 2001)	2,274	1,997
Series D and E cumulative redeemable convertible — 25,000,000 shares authorized each; zero shares issued or outstanding	—	—
Common stock, $.01 par value; 1,750,000,000 shares authorized:
Class A — 1,250,000,000 shares authorized; 67,054,714 and 62,848,124 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	671	629
Additional paid-in capital	800,093	651,491
Unearned services	(199,145)	(230,671)
Accumulated other comprehensive income	69	71
Accumulated deficit	(524,177)	(299,696)

Total stockholders’ equity	79,785	123,821

Total liabilities and stockholders’ equity	$147,548	$179,031

See accompanying notes.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)

	(Dollars in thousands, except share and per share data)
Revenues:
Subscription	$13,681	$2,621	$34,655	$6,363
Advertising and commerce, $431, $321, $2,102 and $945 from related parties, respectively	5,016	1,931	13,108	4,747

Total revenues	18,697	4,552	47,763	11,110
Cost and expenses:
Cost of revenues, $5,401, $3,758, $11,225 and $4,803 from related parties, respectively	34,120	16,473	89,475	32,011
Sales and marketing, $365, zero, $640, and zero from related parties, respectively	41,305	76,296	151,229	127,322
Product development, $843, $1,922, $5,263, and $3,241 from related parties, respectively	1,955	2,098	6,446	3,696
General and administrative, $806, $427, $1,679, and $685 from related parties, respectively	11,160	7,990	29,542	17,568

Total costs and expenses	88,540	102,857	276,692	180,597
Loss from operations	(69,843)	(98,305)	(228,929)	(169,487)
Other income, net	712	206	4,448	1,625

Loss before benefit for income taxes	(69,131)	(98,099)	(224,481)	(167,862)
Benefit for income taxes	—	—	—	—

Net loss before dividends on series B, C, D and E preferred shares	(69,131)	(98,099)	(224,481)	(167,862)

Dividends on series B, C, D and E preferred shares	4,579	2,037	12,354	2,037

Net loss applicable to class A common stockholders	$(73,710)	$(100,136)	$(236,835)	$(169,899)

Loss per class A common share, basic and diluted	$(1.10)	$(2.93)	$(3.61)	$(14.82)

Weighted average number of class A common shares outstanding, basic and diluted	67,054,714	34,144,748	65,652,403	11,464,660

See accompanying notes.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2001	2000

	(Unaudited)

	(In thousands)
Cash flows from operating activities:
Net loss	$(224,481)	$(167,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,603	1,471
Gain (loss) from investments including available-for-sale securities	(242)	1,311
Non-cash marketing and compensation expenses	31,711	10,799
Changes in assets and liabilities:
Trade accounts receivable	(7,344)	1,462
Other receivables	(1,832)	(8,226)
Prepaid expenses and other current assets	6,087	(19,712)
Other assets	(133)	152
Trade accounts payable	(2,748)	15,882
Payable to affiliates	7,805	7,303
Other accrued expenses and liabilities	7,659	3,380
Deferred revenue	(142)	(417)
Accrued personnel costs	6,519	2,043
Other taxes payable	511	520

Total adjustments	51,454	15,968

Net cash used in operating activities:	(173,027)	(151,894)
Cash flows from investing activities:
Purchase of property and equipment	(5,427)	(8,574)
Product development costs	—	(1,404)
Sales (purchases) of short-term investments	69,357	(69,833)

Net cash provided by (used in) investing activities	63,930	(79,811)

Cash flows from financing activities:
Proceeds from affiliate capital contributions	150,000	42,000
Proceeds from IPO net of offering costs	—	206,559
Payments of subscription receivable from affiliate	—	77,979
Dividends for CompuServe Classic subscribers	—	879
Offering costs incurred during the period	(1,148)	(2,992)

Net cash provided by financing activities	148,852	324,425

Effect of exchange rate changes on cash and cash equivalents	(3,812)	(923)

Net increase in cash and cash equivalents	35,943	91,797
Cash and cash equivalents at beginning of period	63,509	20,213

Cash and cash equivalents at end of period	$99,452	$112,010

See accompanying notes.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Preferred stock		Common stock		Additional		other			Comprehensive
					paid-in	Unearned	comprehensive	Accumulated		Income
	Shares	Amount	Shares	Amount	capital	services*	income (loss)	deficit	Total	(Loss)

	(Unaudited)
	(All amounts in thousands, except share data)
Balances at December 31, 2000	199,662,294	$1,997	62,848,124	$629	$651,491	$(230,671)	$71	$(299,696)	$123,821
Stock issued in Private Placement, net of offering costs of $1,148	27,762,156	277	4,237,840	42	148,533	—	—	—	148,852
Return of stock in escrow	—	—	(31,250)	(0)	(216)	216	—	—	—
Non-cash marketing expenses for amortization of Banco Itaú marketing services agreement	—	—	—	—	—	31,310	—	—	31,310
Non-cash compensation expense**	—	—	—	—	285	—	—	—	285
Adjustment for realized gains of ($173) included in net loss for the period, and unrealized gains on investments in available for sale securities of $88	—	—	—	—	—	—	(85)	—	(85)	$(85)
Foreign currency translation adjustment	—	—	—	—	—	—	83	—	83	83
Net loss	—	—	—	—	—	—	—	(224,481)	(224,481)	(224,481)

Balances at September 30, 2001 (unaudited)	227,424,450	$2,274	67,054,714	$671	$800,093	$(199,145)	$69	$(524,177)	$79,785	$(224,483)

*	Unearned services includes $253.6 million associated with stock issued to Banco Itaú less related amortization through September 30, 2001, of $54.4 million.

**	Non-cash compensation expense includes $0.9 million intrinsic value of stock options granted less $0.6 million in deferred compensation cost related to an employee stock option grant.

See accompanying notes.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     Basis of Presentation

      The accompanying unaudited consolidated financial statements, which include the accounts of America Online Latin America, Inc. (“AOLA” or the “Company”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the audited consolidated financial statements and notes thereto, included in the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2000 (the “transition period 2000 10-K”).

Note 2.     Background

      On August 11, 2000, the Company completed the initial public offering (“IPO”) of 25,000,000 shares of its class A common stock, raising approximately $187.4 million in net proceeds. In September 2000, the underwriters of the IPO exercised a portion of their over-allotment option and purchased an additional 2,062,500 shares of class A common stock, raising approximately $15.6 million in net proceeds. Also, prior to the consummation of the Company’s IPO, it completed a corporate reorganization which is more fully described in Note 1 to the audited consolidated financial statements included in the transition period 2000 10-K. Prior to the Company’s August 2000 IPO, the Company was privately held.

      The first AOLA online country service and portal were launched in Brazil in November 1999, a second country service and portal were launched in Mexico in July 2000, and a third country service and portal were launched in Argentina in August 2000. Additionally, the Company launched its regional portal in November 2000 and began marketing the AOL-branded service in Puerto Rico in December 2000.

      On March 30, 2001, the Company’s principal stockholders, America Online, Inc. (“AOL”), members of the Cisneros Group of Companies (the “Cisneros Group”) and Banco Itaú, S.A. — Cayman Branch (“Banco Itaú”), signed a stock purchase agreement under which they unconditionally agreed to provide an aggregate of $150.0 million in additional capital. Under the agreement, AOL agreed to purchase approximately $66.3 million of the Company’s series D redeemable convertible preferred stock and the Cisneros Group agreed to purchase approximately $63.8 million of the Company’s series E redeemable convertible preferred stock. Under the agreement, Banco Itaú purchased approximately $19.9 million of the Company’s class A common stock. The purchase price per share for each class of stock purchased under the March 30, 2001 agreement was $4.6875.

      On July 31, 2001, the series D preferred stock and series E preferred stock then outstanding were converted on a one-to-one basis into shares of series B redeemable convertible preferred stock and series C redeemable convertible preferred stock, respectively. On August 1, 2001, AOL and the Cisneros Group contributed the final installment due under the agreement in exchange for the Company’s series B preferred stock and series C preferred stock, respectively.

Note 3.     Loss Per Common Share

      The Company had no common stock issued and outstanding until the completion of its IPO in August 2000. Therefore, loss per share information for the three and nine months ended September 30,

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 is calculated on a weighted average basis that reflects common stock outstanding for only 51 days in the three months and nine months then ended. For all periods presented, the loss per share calculation does not include any accretion to liquidation value of the Company’s series B, C, D and E redeemable convertible preferred stock since all of series D and E preferred stock has been converted to series B and C preferred stock, respectively, and since the Company has the option of redeeming the series B and C preferred stock for common stock rather than cash. Additionally, the Company has the intention and unconditional right to redeem the preferred stock by issuing common stock. The following table sets forth the computation of basic and diluted loss per share for the three months and the nine months ended September 30, 2001 and September 30, 2000:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)

	(Dollars in thousands, except share and per share data)
Basic and diluted loss per share:
Net income applicable to class A common stockholders	$(73,710)	$(100,136)	$(236,835)	$(169,899)
Weighted average shares outstanding	67,054,714	34,144,748	65,652,403	11,464,660
Basic and diluted loss per share	(1.10)	(2.93)	(3.61)	(14.82)

      There is no difference between basic and diluted loss per share since the effect of any contingently issuable common stock on loss per share is anti-dilutive. The anti-dilutive securities for the three months ended September 30, 2001 consisted of options to purchase the Company’s class A common stock (15,857,289 shares), a warrant issued to AOL (16,541,250 shares), and the series B and C preferred stock (227,424,450 shares). The Company issued to its employees 512,000 options and terminated 672,245 options, respectively, during the three months ended September 30, 2001.

Note 4.     Comprehensive Loss

      For the three and nine months ended September 30, 2001, comprehensive loss was approximately $70.0 million and approximately $224.5 million, respectively. For the three and nine months ended September 30, 2000, comprehensive loss was approximately $96.3 million and approximately $170.3 million, respectively. The difference between net loss and comprehensive loss for each period presented is due to net unrealized gains or losses on available-for-sale securities and unrealized foreign currency translation gains and losses.

Note 5.     Segment Information

      The Company considers markets in which it has launched its AOLA services as operational segments and reports its operations on a country-by-country basis. In determining operating segments, the Company internally reviewed the current management structure that reports to the chief operating decision-maker (“CODM”) and analyzed the reports received by the CODM in order to allocate resources and measure performance. Each of the Company’s operating segments derives its revenues from interactive services through subscription revenues and advertising and commerce revenues. Interactive services consist of the delivery of the Company’s interactive products, including the AOLA country services and portals and the CompuServe Classic service. The accounting policies of the reportable segments are as described in the summary of significant accounting policies in the transition period 2000 10-K.

      From inception through June 30, 2000, the Company operated in a single segment, through the provision of its AOLA country service and portal in Brazil. The Company launched its AOLA country service and portal in Mexico in July 2000, and in Argentina in August 2000. The results from these

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segments are presented as of the beginning of the month in which they were launched. The Company launched its regional portal in November 2000 and began receiving revenues related to the AOL-branded service in Puerto Rico in December 2000. For purposes of the segment presentation below, due to immateriality, amounts for the AOL-branded service in Puerto Rico and the regional portal are included in the Other segment. Amounts in the Other segment also include results related to the Company’s CompuServe Classic service in pre-launch countries. Once an AOLA country service has been launched in a particular country, results from the CompuServe Classic service related to that country are included in that operating segment. Amounts in the Corporate segment include expenses related to the Company’s U.S. headquarters that are not attributable to any specific operating segment.

      The Company’s revenues on a segment basis are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)
	(In thousands)
Revenues:
Brazil:
Subscription	$4,639	$1,977	$12,597	$3,986
Advertising and commerce	1,936	1,274	7,119	4,029
Mexico
Subscription	5,296	498	13,456	498
Advertising and commerce	2,520	404	4,370	404
Argentina
Subscription	1,978	—	5,466	—
Advertising and commerce	430	214	1,426	214
Other
Subscription	1,768	146	3,136	1,879
Advertising and commerce	130	39	193	100

Total revenues	$18,697	$4,552	$47,763	$11,110

      The Company’s Corporate segment had no revenues during any of the periods presented.

      The Company’s loss from operations on a segment basis are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)
	(In thousands)
Loss from operations
Brazil	$(34,669)	$(50,834)	$(112,943)	$(110,221)
Mexico	(16,803)	(27,932)	(53,659)	(27,932)
Argentina	(8,915)	(13,442)	(34,641)	(13,442)
Corporate	(7,271)	(4,913)	(20,754)	(12,497)
Other	(2,185)	(1,184)	(6,932)	(5,395)

Total loss from operations	$(69,843)	$(98,305)	$(228,929)	$(169,487)

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s tangible assets on a segment basis are as follows:

	At September 30,	At December 31,
	2001	2000

	(Unaudited)

	(In thousands)
Tangible Assets
Brazil	$13,595	$20,690
Mexico	19,159	19,352
Argentina	14,589	12,501
Corporate	98,521	124,427
Other	645	185

Total tangible assets*	$146,509	$177,155

*	The difference between segment tangible assets and total consolidated assets represents product development and other intangible assets for each period presented.

      At September 30, 2001, the Company had long-lived assets, net of accumulated depreciation, of approximately $4.2 million, $2.2 million, and $1.7 million in Brazil, Mexico and Argentina, respectively, and approximately $4.3 million at the Company’s U.S. Corporate headquarters and in Puerto Rico.

Note  6.     Legal Proceedings

      On December 28, 1999, ADEC, a non-governmental, private consumer protection association, filed a complaint against the Company in the Brazilian State of Rio de Janeiro seeking monetary damages and injunctive relief. ADEC is seeking R$10.0 million, or approximately U.S. $3.6 million, in damages on behalf of consumers who have allegedly complained about the installation of the America Online Brazil software on their PCs. The case is currently in the hearing phase and the judge has appointed an independent expert witness to gather evidence. Although the Company believes that ADEC’s claims are without merit and the Company will continue to contest them vigorously, the Company may not be successful in defeating its claims. If the Company is unsuccessful in contesting these claims, ADEC’s claims could have a material adverse effect on the Company’s results of operations and financial position.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 may not be indicative of the results for the full year and should be read in conjunction with the sections of our audited financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our transition period 2000 10-K.

Overview

      Our goal is to become Latin America’s leader in the development of the global interactive medium that is changing the way people communicate, stay informed, are entertained, learn, shop and conduct business. Our family of AOL-branded interactive services includes the AOLA country services, online services which are available to subscribing members, the AOLA country Internet portals and our Latin American regional Internet portal.

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

      In November 2000, we introduced our Latin American regional portal, located at www.aola.com. As part of the ongoing development of our plans and our service territory, we expanded into Puerto Rico pursuant to an agreement with AOL under which AOL transferred its existing subscriber base to us. We receive the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico, and these subscribers count towards our member totals. Subscribers in Puerto Rico are provided with both English and Spanish language content through the AOL-branded service. In June 2001, AOL launched, on its U.S. service, a “Latino” content area targeted to U.S. Hispanics. We program, manage and receive an economic benefit from advertising generated in this specific content area.

      We expanded our network from one providing coverage to 54 cities in three countries at September 30, 2000 to one providing coverage to 248 cities in three countries and Puerto Rico at September 30, 2001. During the second quarter of 2001, enhanced network capacity allowed us to more actively market the AOL-branded service in Puerto Rico. We plan to continue to expand and/or upgrade our network in other cities in Brazil, Mexico and Puerto Rico and maintain the number of cities where the AOLA country service is available in Argentina.

      In addition to attracting subscribers by broadening the geographic coverage of our services, we continue to expand the ways by which our subscribers can pay us for use of our AOLA country services. In May 2001, we began to offer a “cash method” of payment in Mexico and Argentina. Under this cash payment alternative, members can subscribe to our AOLA country services without using a credit card, thus allowing the Company to reach a greater number of potential members. A similar method of payment, one using “boletos”, has been available in Brazil since November 1999. The boleto is a customary form of payment under which Brazilian banks that we designate act as conduits for collecting the related payments. Since launch, the “cash payment” alternative has accounted for a majority of all new member registrations in Mexico and Argentina. We continue to devote resources toward developing additional methods by which our members can pay us for our AOLA country services.

      Also important to our success is our strategic partnership with Banco Itaú in Brazil, the region’s largest market. With the support of Banco Itaú, we launched a customized, co-branded service targeting the bank’s approximately 7.9 million customers, approximately 1.8 million of whom are already online banking users. Banco Itaú and we established subscriber targets for the co-branded service of 250,000 subscribers by December 10, 2001 and 500,000 by December 10, 2002. In addition, Banco Itaú and we have established a secondary target of a total of 1,000,000 subscribers by December 10, 2002. Under our agreement, if the subscriber level targets are not met, Banco Itaú will be required to make a reference payment to us. The reference payment amount for the secondary target of 1,000,000 subscribers will be decreased if Banco Itaú meets its 500,000 subscriber level target. To date, we have been pleased with the results of this strategic partnership.

      In September 2001, in order to increase operational efficiencies and take advantage of scale synergies, we restructured our operations resulting in workforce reductions, primarily affecting personnel in Argentina and in our headquarters office in Fort Lauderdale, Florida. As a result of this restructuring, a total of 136 people were terminated and provided with a severance package. The total severance cost of approximately $2.1 million, approximately $0.8 million of which is in cost of revenues, $0.2 million in sales and marketing, and $1.1 million in general and administrative expenses, is reflected in our results for the three and nine months ended September 30, 2001. We will continue to look for opportunities to strengthen our competitive position, with a particular focus on Brazil and Mexico, where we currently see the greatest opportunities for growth.

Consolidated Results of Operations

Revenues.

      Total revenues consist of subscription revenues and advertising and commerce revenues. We derive our revenues principally from member subscriptions to our AOLA country services and seek to continue to build our online service member base and portal user base to generate additional revenues from advertising and commerce. The following table presents the components of our revenues for the three months and nine months ended September 30, 2001 and 2000.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)

	(In thousands)
Revenues:
Subscription	$13,681	$2,621	$34,655	$6,363
Advertising and commerce	5,016	1,931	13,108	4,747

Total revenues	$18,697	$4,552	$47,763	$11,110

      For the three months ended September 30, 2001, revenues from subscription services were approximately $13.7 million, or 73.2% of total revenues, in comparison to approximately $2.6 million or 57.6% of total revenues for the three months ended September 30, 2000. For the nine months ended September 30, 2001, approximately $34.7 million, or 72.6%, of our revenues were generated from subscription services in comparison to approximately $6.4 million or 57.3% of revenues for the three months ended September 30, 2000. We expect each of our subscription revenues and advertising and commerce revenues to continue to increase.

Subscription Revenues.

      The following table presents our subscription revenues on a segment basis for the three months and nine months ended September 30, 2001 and 2000, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)

	(In thousands)
Subscription revenues:
Brazil	$4,639	$1,977	$12,597	$3,986
Mexico	5,296	498	13,456	498
Argentina	1,978	—	5,466	—
Other	1,768	146	3,136	1,879

Total	$13,681	$2,621	$34,655	$6,363

      For the three months ended September 30, 2001, subscription revenues were approximately $13.7 million, an increase of approximately $11.1 million, or 422.0%, in comparison to the three months ended September 30, 2000. The increase in subscription revenues came from all segments. The increase in Mexico and Argentina is primarily related to the fact that we launched our AOLA country services in Mexico and Argentina in July and August 2000, respectively. As a result, there were no AOLA country service subscription revenues attributable to those segments prior to the expiration of the free trial periods in each country. Reflected in results from the Argentina segment is the May 2001 offering of a $13.95 unlimited usage plan, with additional charges for usage of our call center services, as a complement to our $24.95 unlimited usage plan. The increase in revenues from Brazil is due to the continued growth of our AOLA Brazil country service. While our subscription revenues from Brazil, when measured in U.S. Dollars, increased 134.6% over the time periods compared, they grew approximately 229.3% when measured in local currency. The rate of increase shown in U.S. Dollars was affected by the nearly 49.8% year-over-year devaluation of the Brazilian Real from September 30, 2000 to September 30, 2001. The increase of approximately $1.6 million in revenues from the Other segment is due to an increase in revenues from the AOL-branded service in Puerto Rico (which we began marketing in December 2000), offset in part by a small decrease in revenues attributable to the declining membership base of the CompuServe Classic service, which we no longer actively promote.

      For the nine months ended September 30, 2001, subscription revenues were approximately $34.7 million, an increase of approximately $28.3 million, or 444.6%, in comparison to the nine months ended September 30, 2000. The increase in subscription revenues over the time periods compared was due to the same reasons as discussed in the prior paragraph. For all periods presented, in accordance with the manner in which the company reports its segments, revenues from our CompuServe Classic service were allocated to the geographic segments in which an AOLA-country service had been launched.

      We expect revenues from our AOLA country services in Brazil and Mexico, and the AOL-branded service in Puerto Rico to continue to increase, as we successfully convert members in their free trial periods to paying members. We expect revenues from our AOLA country service in Argentina to remain at present levels unless more of our members in that country choose lower priced plans. We plan to continue building our subscriber base by continuing to market our AOLA country services in Brazil and Mexico and the AOL-branded service in Puerto Rico. However, given the current economic conditions in Argentina, in the short-term, we plan to decrease our rate of investment in that country relative to the rate of investment in our operations in our other markets. Effective October 15, 2001, we increased the price charged to new subscribers in Brazil for our unlimited service plan by approximately 40%. Because of our growth, we expect, in the near term, that a substantial percentage of our subscribers will be in their free trial period.

      We make our AOLA country services available for free to new subscribers for a limited period of time so they can experience our service. Banco Itaú customers who subscribe to the co-branded service are currently entitled to a free trial period ranging from four to six months. As of September 2001, we offered a variety of free monthly trial periods with some promotions offering up to six months of free usage. Therefore, it may not be unusual at any particular date in the near term for a majority of our subscribers to be trial members. The percentage of trial members is likely to be highest following our launch in a new market or in connection with particular promotional campaigns, which may include offering extended trial periods.

      We expect that our subscriber numbers will increase because of our agreement with Banco Itaú. However, for some time, our revenue may not fully reflect the economic benefit of the co-branded members because members of the co-branded service may avoid having to pay any subscription fees by staying within the free time period paid for by Banco Itaú. Banco Itaú’s customers who register for the co-branded service through December 2001 will be entitled to at least a four-month free trial period, a period that may be reduced in the future. Until December 2005, Banco Itaú is required to subsidize at least one hour of usage per month for active subscribers following the expiration of a subscriber’s trial period. During the second, third and fourth months of a subscriber’s trial period, Banco Itaú will pay us a fee for one hour of usage of the service. During the fifth and sixth months of a subscriber’s trial period, Banco Itaú is obligated to pay us for such subscriber’s usage up to a maximum of the price for our unlimited service. Our joint objective with Banco Itaú, however, is for these members to pay for additional hours of the service, which would generate additional subscription revenues. We expect that once Banco Itaú’s customers have the opportunity to use the co-branded service, many may choose to pay for our unlimited use plan.

      As of September 30, 2001, we offered Brazilian subscribers three alternative methods by which they could pay their subscription fees: credit cards, direct debit and boletos. We send each member who selects boleto as a means of payment a boleto and the member pays the boleto at a local bank. These local banks then send the payments to our designated banks. This is a common method for payment in Brazil, but is more costly for us than payment through credit cards and results in a longer collection cycle. As the boleto is a common form of payment in Brazil, approximately 58% and 74% of our subscribers that have selected a method of payment in Brazil had selected this method of payment at September 30, 2001 and December 31, 2000, respectively. The decrease in the percentage of subscribers selecting the boleto method of payment is primarily related to a significant increase in the number of subscribers to our AOLA country service in Brazil who have chosen credit cards or direct debit to their bank accounts as their method of payment. As their free trial period begins to expire, subscribers to our co-branded service with Banco Itaú will select their individual methods of payment. Consequently, we may or may not see a continuance of the trend towards a lower number of subscribers choosing the boleto method of payment. Although we have not experienced any significant difficulties collecting subscription fees from members using credit cards, a significant number of our subscribers using boletos or direct debit have not made timely payment.

      As of September 30, 2001, we offered subscribers in Mexico and Argentina three methods by which they could pay their subscription fees: credit cards, bank debit cards and cash. The cash method of payment in both Mexico and Argentina is substantially similar to the “boleto” method of payment in Brazil and was introduced in each country to penetrate the large segments of our target markets that do not routinely use, or have, credit cards. Under the cash method, we send a member a payment notice or invoice and the member pays the notice/invoice at a local bank or other designated collection point. These local banks and collection points then forward the payments to us. This cash method of payment is a common form of payment in Mexico and Argentina but is more costly for us than payment through credit cards and results in a longer collection cycle. At September 30, 2001, approximately 56% and 60% of our subscribers in Mexico and Argentina, respectively, had selected this method of payment. Similar to Brazil, although we have not experienced any significant difficulties collecting subscription fees from members using credit cards, a significant number of our subscribers using the “cash payment” method in Mexico and Argentina, have not made timely payment.

      For subscribers that have elected to pay their subscription fees with credit cards, we recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers that pay through means other than credit cards, we recognize subscription revenues when we receive payment.

      As of September 30, 2001 and December 31, 2000, we had deferred subscription revenues of approximately $1.6 million and $1.4 million, respectively. Deferred subscription revenues consist of fees for subscription services received or confirmed as collectible from credit card accounts in advance of our having earned those subscription revenues. The increase in deferred revenue over the periods compared is primarily due to the increased billings for the AOLA country services in Brazil, Mexico and Argentina.

Advertising and Commerce Revenues.

      Advertising and commerce revenues are derived principally from:

•	advertising arrangements under which we receive fees based on the number of advertisements displayed on our interactive services; and

•	sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fixed payment either in cash or, in some instances, in equity.

      The following table presents our advertising and commerce revenues on a segment basis for the three months and nine months ended September 30, 2001 and 2000.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)
	(In thousands)
Advertising and commerce revenues:
Brazil	$1,936	$1,274	$7,119	$4,029
Mexico	2,520	404	4,370	404
Argentina	430	214	1,426	214
Other	130	39	193	100

Total	$5,016	$1,931	$13,108	$4,747

      For the three months ended September 30, 2001, revenues from advertising and commerce increased approximately $3.1 million, or 159.8%, relative to the three months ended September 30, 2000. The increase in advertising and commerce revenues is primarily due to the inclusion of results from Mexico, Argentina and Puerto Rico in the three months ended September 30, 2001, while only Brazil was operational for the entire three months ended September 30, 2000. Our revenues in Mexico increased by $2.1 million or 523.8%, the highest growth rate of any of our segments, as we signed several important advertising contracts in Mexico during the three months ended September 30, 2001. While our revenues in Brazil and Argentina showed improvements in the comparative three months ended September 30, 2001 versus September 30, 2000, their growth was hampered by a devaluated currency and a deepened recession, respectively. We expect our total advertising and commerce revenues to continue to increase on a year-over-year basis, although not necessarily at the percentage rates achieved on an historical basis.

      For the nine months ended September 30, 2001, revenues from advertising and commerce increased approximately $8.4 million, or 176.1%, relative to the nine months ended September 30, 2000. The increase in advertising and commerce revenues over the time periods compared was primarily due to the same reasons as discussed in the prior paragraph.

      During the three months and nine months ended September 30, 2001, within advertising and commerce revenues, we had revenues from affiliated companies of approximately $0.4 million and $2.1 million, respectively. Of the $2.1 million, approximately $1.1 million related to the sale of rights to broadcast and rebroadcast the Rock in Rio music festival, a week-long concert that took place in Rio de Janeiro, Brazil in January 2001, which we sponsored. The remaining $1.0 million relates to a contract with

Banco Itaú for advertising on our AOLA country service in Brazil. We also had revenues of approximately $0.3 million and $0.9 million for the three months and the nine months ended September 30, 2000, respectively, derived from a contract with Banco Itaú for advertising on our AOLA country service in Brazil.

      As of September 30, 2001 and December 31, 2000, we had deferred advertising and commerce revenues of approximately $2.2 million and $3.8 million, respectively. Deferred advertising and commerce revenues consist of payments received in advance of our delivery of the related services and are recognized as income as the services are delivered. The decrease in deferred advertising and commerce revenue is primarily due to amortization of a long-term contract with Hollywood Media Corp. and timing differences between related cash receipts and amortization of short-term contracts.

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

Cost and Expenses.

      Total cost and expenses consists of cost of revenues, sales and marketing, product development and general and administrative expenses. The following table presents the components of our costs and expenses for the three and nine months ended September 30, 2001 and 2000.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2001		2000		2001		2000

	(Unaudited)
	(In thousands, except percentage data)
Cost and expenses:
Cost of revenues	$34,120	38.5%	$16,473	16.0%	$89,475	32.3%	$32,011	17.7%
Sales and marketing	41,305	46.7%	76,296	74.2%	151,229	54.7%	127,322	70.5%
Product development	1,955	2.2%	2,098	2.0%	6,446	2.3%	3,696	2.0%
General and administrative	11,160	12.6%	7,990	7.8%	29,542	10.7%	17,568	9.8%

Total costs and expenses	$88,540	100.0%	$102,857	100.0%	$276,692	100.0%	$180,597	100.0%

      Cost of Revenues. Cost of revenues includes:

•	network-related costs consisting primarily of fees paid to third parties to carry our data over their telecommunications networks;

•	fees we pay to AOL for use of their servers that run our interactive services;

•	fees we pay to AOL and the Cisneros Group for technical support and training;

•	personnel and related costs for customer support and product and content development;

•	fees paid to content providers; and

•	amortization of capitalized product development costs.

      For the three months ended September 30, 2001, cost of revenues was approximately $34.1 million and represented 38.5% of our total costs and expenses, compared to approximately $16.5 million, which represented 16.0% of total costs and expenses for the three months ended September 30, 2000. The increase of approximately $17.6 million, or 107.1%, in cost of revenues consisted primarily of additional network, telecommunications, content and customer support charges related to the operation of our three AOLA country services and the AOL-branded service in Puerto Rico. The increase in these costs is due to additional expenses associated with the expanded coverage of our services over the time periods compared. As of September 30, 2001, our AOLA country services and the AOL-branded service in Puerto Rico were offered in a combined total of 248 cities. In comparison, as of September 30, 2000, we offered our AOLA country services in a combined total of 54 cities. The expansion of our network over that time period required us to increase our network to cover all our current markets. Our cost of revenues also included payments made or due to AOL and other third parties for the costs of using their computer systems, equipment and operations staff and for establishing our call centers. During the three months ended September 30, 2001 and September 30, 2000, the cost of services provided by AOL was approximately $5.4 million and $3.8 million, respectively.

      For the nine months ended September 30, 2001, cost of revenues was approximately $89.5 million and represented 32.3% of our total costs and expenses, compared to approximately $32.0 million, which represented 17.7% of total costs and expenses for the nine months ended September 30, 2000. The increase of approximately $57.5 million, or 179.5%, in cost of revenues for the nine months ended September 30, 2001 consisted primarily of additional network, telecommunications, content and customer support charges related to the operation of our three AOLA country services and the AOL-branded service in Puerto Rico. The increase in all of these costs is primarily due to the expanded coverage of our services over the time periods compared. Also affecting results during the nine months ended September 30, 2001 was the devaluation during the three months ended September 30, 2001 of both the Brazilian Real and the Mexican Peso by approximately 19.5% and 5.2%, respectively. During the nine months ended September 30, 2001 and September 30, 2000, the cost of services provided by AOL and the Cisneros Group was approximately $11.2 million and $4.8 million, respectively.

      Cost of revenues for the three months and the nine months ended September 30, 2000, consisted primarily of costs associated with network, telecommunications, content and customer support charges for the operation of our AOLA country service in Brazil and costs incurred to provide services to our CompuServe Classic subscribers. Additionally, some costs related to the launch of our services in Mexico and Argentina were incurred over both time periods as both AOLA country services were launched during the three months ended September 30, 2000.

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

      For the three months ended September 30, 2001, sales and marketing expenses were approximately $41.3 million, or 46.7% of our total costs and expenses. Sales and marketing expenses over this period primarily reflect the costs related to significant expenditures to continue establishing the AOL brand in Brazil and Mexico and promotion of the AOL-branded service in Puerto Rico. During the three months ended September 30, 2001, we distributed over 152% more CDs in Brazil, Mexico, Argentina and Puerto Rico combined, compared to the amount of CDs distributed during the three months ended September 30, 2000. In comparison, sales and marketing expenses for the three months ended September 30, 2000 were approximately $76.3 million, or 74.2% of our total cost and expenses, and consisted primarily of costs associated with significant expenditures incurred in the launch of our AOLA country services in Argentina and Mexico and continued aggressive marketing efforts in Brazil. The $35.0 million decrease in total sales and marketing expenses over the periods compared was primarily related to significant promotional and brand marketing expenses incurred in the launch of the AOLA country services in Mexico and Argentina during the three months ended September 30, 2000. Also affecting results during the three months ended September 30, 2001 was the devaluation of both the Brazilian Real and the Mexican Peso by approximately 19.5% and 5.2%, respectively. We reduced brand marketing expenses in the three months ended September 30, 2001 and we improved our cost structure for CD production, packaging and distribution in each country over the periods compared. Lastly, each of the three months ended September 30, 2001 and September 30, 2000 includes approximately $10.5 million in amortization of the value attributed to the stock issued in connection with our strategic interactive services and marketing agreement with Banco Itaú.

      For the nine months ended September 30, 2001, sales and marketing expenses were approximately $151.2 million, or 54.7% of our total costs and expenses. Sales and marketing expenses over this period primarily reflect the costs related to significant expenditures to establish the AOL brand and programs to expand our membership base in Brazil, Mexico and Argentina and promotion of the AOL-branded service in Puerto Rico. During the nine months ended September 30, 2001, we launched several promotional campaigns related to the Banco Itaú co-branded service, the cash payment method in Mexico and Argentina and the AOL-branded service in Puerto Rico. The $151.2 million in sales and marketing expenses incurred during the nine months ended September 30, 2001 also includes approximately $31.3 million in amortization of the value attributed to the stock issued in connection with our strategic interactive services and marketing agreement with Banco Itaú. In comparison, only $12.6 million in sales and marketing expenses were recognized for the same item during the nine months ended September 30, 2000. In comparison, sales and marketing expenses for the nine months ended September 30, 2000 were approximately $127.3 million, or 70.5% of our total costs and expenses and consisted primarily of costs as described in the prior paragraph.

      In December 2000, we launched a co-branded, customized version of our America Online Brazil country service that Banco Itaú immediately began marketing to its customers. Subscribers to the co-branded service have access to our full line of features, including e-mail with multiple AOL screen names, instant messaging, Internet access, interaction with our worldwide online community and our 24 hour customer service. Any payments received from Banco Itaú will be reflected as a reduction of marketing expenses in our statement of operations. For the three and nine months ended September 30, 2001, we received payments from Banco Itaú related to subsidies for subscribers to the co-branded service totaling approximately $1.0 million and $1.3 million, respectively. We incurred sales and marketing expenses of approximately $0.4 million and $0.6 million for advertising purchased from AOL affiliates during the three and nine months ended September 30, 2001, respectively.

      We expect our sales and marketing expenditures to remain high in Brazil, Mexico and Puerto Rico. We also expect to continue improving the effectiveness of our CD production, packaging and distribution, thereby lowering the total acquisition cost per member.

      Product Development. Product development costs expensed for the three months ended September 30, 2001 were approximately $2.0 million versus $2.1 million for the three months ended September 30, 2000. Product development costs expensed for the nine months ended September 30, 2001 were approximately $6.4 million versus $3.7 million for the nine months ended September 30, 2000. These product development costs represent research and development costs and maintenance of our interactive services payable to AOL. These costs are periodically renegotiated with AOL under our services agreement with them. We expect these costs to be in line with any changes in development work required from AOL. The decrease in product development over the three months ended September 30, 2001 versus September 30, 2000 is related to requests for comparatively less product development work from AOL during the three months ended September 30, 2001. The increase in product development over the nine months ended September 30, 2001 versus September 30, 2000 is primarily related to our presence in four countries during the three and nine months ended September 30, 2001, in comparison to our presence in only one country through June 2000, or during the majority of the nine months ended September 30, 2000.

      General and Administrative. For the three months ended September 30, 2001, our general and administrative costs were approximately $11.2 million, compared to approximately $8.0 million during the three months ended September 30, 2000. Our general and administrative expenses increased primarily because of expenses related to additional management and administrative personnel over the time periods compared. Additional personnel were hired to launch the operation of our AOLA country services in Mexico (July 2000 launch) and Argentina (August 2000 launch), to market the AOL-branded service in Puerto Rico (December 2000) and to support the expansion of our AOLA country services in Brazil, particularly the co-branded service with Banco Itaú. We also hired additional personnel at our US corporate headquarters to assist with the support of country activities. In September 2001, to increase our operational efficiencies and as a reflection of the current economic conditions in Argentina, we incurred severance costs related to general and administrative positions of approximately $1.1 million primarily related to the termination of personnel in Fort Lauderdale and Argentina. We incurred fees of approximately $0.7 million for support services provided by AOL and approximately $0.1 million for services provided by the Cisneros Group during the three months ended September 30, 2001. We anticipate that our general and administrative expenses will decrease during the last three months of 2001.

      For the nine months ended September 30, 2001, our general and administrative costs were approximately $29.5 million, compared to approximately $17.6 million during the nine months ended September 30, 2000. Our general and administrative expenses increased primarily as a result of the same reasons discussed above.

      Loss from Operations. Our loss from operations on a segment basis are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)

	(In thousands)
Loss from operations
Brazil	$(34,669)	$(50,834)	$(112,943)	$(110,221)
Mexico	(16,803)	(27,932)	(53,659)	(27,932)
Argentina	(8,915)	(13,442)	(34,641)	(13,442)
Corporate	(7,271)	(4,913)	(20,754)	(12,497)
Other	(2,185)	(1,184)	(6,932)	(5,395)

Total loss from operations	$(69,843)	$(98,305)	$(228,929)	$(169,487)

      The $16.2 million decrease in loss from operations in Brazil for the three months ended September 30, 2001 in comparison to the three months ended September 30, 2000 is due to a combination of higher revenues and lower expenses over the time periods compared. Revenues for the three months ended September 30, 2001 increased due to the reasons disclosed in the revenue section. Marketing expenses related to the Rock in Rio music festival were first incurred by AOL Brazil during the three months ended September 30, 2000 while none were incurred during the three months ended September 30, 2001. Additionally, the approximately 49.8% devaluation of the Brazilian Real over the twelve-month period ended September 30, 2001, contributed to a lower loss from operations because expenses denominated in Reals were translated into U.S. Dollars at an increasingly lower exchange rate over such time period. The $2.7 million increase in loss from operations in Brazil for the nine months ended September 30, 2001 in comparison to the nine months ended September 30, 2000 is due to the continued expansion of our AOLA country services in cities throughout Brazil. We offered our services in 180 cities at September 30, 2001 in comparison to only 41 cities at September 30, 2000.

      Our AOLA country services in Mexico and Argentina were not launched until the third calendar quarter of 2000. Pre-launch losses from operations for both Mexico and Argentina are reported within the Other segment. The decrease in loss from operations in Mexico and Argentina during the three months ended September 30, 2001 in comparison to September 30, 2000 is due to higher revenues in combination with stable or lower expenses. Also, during the three months ended September 30, 2000, significant expenses were incurred in both Mexico and Argentina as the AOLA country services were launched during this three month period. Loss from operations for Mexico and Argentina combined increased from $41.4 million for the nine months ended September 30, 2000 to $88.3 million for the nine months ended

September 30, 2001. Results for the Argentina and Mexico segments for the nine months ended September 30, 2001 reflect a full nine months of operations while the results for the nine months ended September 30, 2000 include only post-launch expenses incurred after the AOLA country services within these segments were launched, Mexico (July 2000) and Argentina (August 2000).

      The increase in loss from operations from the Corporate segment over the time periods compared is related to the increased level of corporate support required by our expanded operations over the time periods compared. The increase in loss from operations reported in the Other segment over the time periods compared is related to losses incurred in the initial phase of the AOL-branded service in Puerto Rico and our regional portal and our operations related to a mini-channel on the AOL service targeted to Hispanics in the United States (AOL Keyword: Latino) during the nine months ended September 30, 2001.

      Other Income, Net. Other income, net consists primarily of interest income, foreign currency gains and losses and realized gains and losses on investments. For the three months ended September 30, 2001, other income, net consisted of approximately $1.0 million in interest income and $0.3 million in currency losses. For the three months ended September 30, 2000, other income, net was $0.2 million, which consisted of $1.9 million in interest income offset by $1.3 million from losses on investments and $0.4 million in currency losses. For the nine months ended September 30, 2001, other income, net consisted of approximately $3.7 million in interest income, and $0.7 million from gains on investments. For the nine months ended September 30, 2000, other income, net was approximately $1.6 million, substantially all of which was interest income from the investment of capital contributions received from the Cisneros Group through September 30, 2000 offset by $1.3 million from losses on investments.

      Income Taxes. There was no provision or benefit for income taxes recorded during any of the periods presented.

Liquidity and Capital Resources

      From inception through September 30, 2001, our operations have been financed through capital contributed by the Cisneros Group ($150.0 million) and AOL ($50.0 million), through net proceeds of $203.0 million generated by our IPO in August 2000 and the related over-allotment exercise in September 2000, and through proceeds from the issuance of preferred shares to the Cisneros Group ($63.8 million), AOL ($66.3 million) and common shares to Banco Itaú ($19.9 million). During the nine months ended September 30, 2001, we used $173.0 million in cash to fund operations in comparison to using $151.9 million to fund operations for the nine months ended September 30, 2000. We also invested $5.4 million in new property and equipment and incurred nearly $3.8 million in foreign exchange related losses during the nine months ended September 30, 2001. This compares to using $8.6 million in the purchase of property and incurring $0.9 million in foreign exchange related losses in the nine months ended September 30, 2000.

      On March 30, 2001, our principal stockholders, AOL, the Cisneros Group and Banco Itaú, signed a stock purchase agreement under which they unconditionally agreed to provide an aggregate of $150.0 million in additional capital. Under the agreement, AOL agreed to purchase approximately $66.3 million of our series D redeemable convertible preferred stock and the Cisneros Group agreed to purchase approximately $63.8 million of our series E redeemable convertible preferred stock. The purchase price per share for the series D preferred stock and series E preferred stock was $4.6875. Payments under both transactions were made in three equal installments. In the first two installments, in exchange for their contributions, AOL and the Cisneros Group received series D preferred stock and series E preferred stock, respectively. The first and second installments under the agreement were completed on April 2, 2001 and June 1, 2001, respectively. On July 31, 2001, the series D preferred stock and series E preferred stock then outstanding were converted on a one-to-one basis into shares of series B preferred stock and series C preferred stock, respectively. On August 1, 2001, AOL and the Cisneros Group completed a third installment for $22.1 million and $21.3 million, respectively, in exchange for series B and series C preferred stock, respectively. The purchase price per share for the series B preferred stock and series C preferred stock was also $4.6875.

      We anticipate that cash on hand will be sufficient to fund operations through the end of 2001 based upon our current operating budget. The projected spending under the current business plan is comprised primarily of discretionary items that could be adjusted, when or if necessary. In addition, a portion of this cash may be used for the acquisition and subsequent funding of technologies, products or businesses complementary to our business. We are seeking to obtain additional financing for funding operations beyond 2001, although there is no assurance that such financing will be obtained on favorable terms, if at all.

      Current assets were approximately $120.8 million at September 30, 2001 and $164.1 million at December 31, 2000. Current liabilities were approximately $66.5 million at September 30, 2001 and $52.8 million at December 31, 2000. Therefore, at September 30, 2001, we had working capital of approximately $54.3 million, compared to working capital of approximately $111.2 million at December 31, 2000. The decrease in current assets at September 30, 2001 was primarily attributable to cash used to fund operations during the period and to the reclassification of a $11.3 million of a Value Added Tax (VAT) receivable in Argentina from current assets to long term assets offset by capital received from the issuance of securities to our principal stockholders. The increase in current liabilities was primarily due to decreases in trade accounts payable offset by increases in accrued expenses and payables to affiliates.

Capitalization

      For the three months ended September 30, 2001, we had 67,054,714 weighted average shares of class A common stock outstanding. In addition, we had anti-dilutive securities, all of which are convertible or exercisable into shares of our class A common stock, consisting of options to purchase our class A common stock (15,857,289 options equivalent to 15,881,098 weighted average shares), a warrant issued to AOL (16,541,250 shares), the series B and C preferred stock (227,424,450 shares equivalent to 224,306,237 weighted average shares). If all of these anti-dilutive securities were converted or exercised, an additional 256,728,585 weighted average shares of class A common stock would have been outstanding during the three months ended September 30, 2001. We refer to these securities as anti-dilutive securities because if they were exercised or converted into shares of class A common stock, they would decrease our basic and diluted loss per share as calculated under US GAAP. In accordance with US GAAP, the potential effect of these anti-dilutive securities, which are or will all be convertible or exercisable into class A common stock, was not included in the calculation of loss per share.

Forward Looking Statements

      This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: our belief that ADEC’s claims against us will not have a material adverse effect on us, our plans to build our subscriber base through marketing, the expansion of our telecommunications network, our belief that many subscribers to the co-branded Banco Itaú service may choose an unlimited rate plan, the benefits from our relationship with Banco Itaú, our plans to create more effective alternative methods of subscriber payments, our expectation that our subscription revenues as well as advertising and commerce revenues will continue to increase as our paying subscriber base increases, our belief that our sales and marketing expenditures will remain high and that our cost of revenues and general and administrative expenses will increase at a lower rate than previously experienced, our estimation that cash on hand will be sufficient to fund operations through the end of 2001 and that we will be able to adjust spending under our business plan without adversely affecting our business. These forward looking statements are subject to a number of risks and uncertainties including the following: the impact our continued losses will have on our ability to finance our operations, our limited operating history, intense competition in Latin America, uncertainty relating to our ability to convert our subscribers into paying subscribers, the actions of our competitors, our ability to penetrate our markets, our relationship with our principal stockholders, the adequacy of our network infrastructure, AOL’s ability to protect our intellectual property rights, our ability to secure additional financing and other economic, business, competitive or regulatory factors affecting our business generally.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      To date, our results of operations have not been impacted by material inflation in the U.S. or in the countries that comprise the Latin America service countries. Our reporting currency is the U.S. dollar. However, most of our revenues are received in the currencies of the countries in which we offer our interactive services. The currencies of many Latin American countries, including Brazil, Mexico, and Argentina, have experienced substantial volatility and devaluation in the past. The Brazilian Real has depreciated approximately 49.8% from September 30, 2000 to September 30, 2001. Effective October 15, 2001, the Company increased the prices for new subscribers to its AOLA country service in Brazil for unlimited access to R$34.95, or approximately US$12.65, which includes local country taxes. If the currencies of the countries in which we operate continue to depreciate and we do not increase our prices, our revenues from our services will decline in value if the local currencies in which we are paid depreciate relative to the U.S. dollar. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. However, we believe that to the extent that we have substantial expenses in excess of revenues in each of our principal currencies, our exposure to currency fluctuations will be reduced. Therefore, to date, we have not tried to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts as a vehicle for hedging. Our business may be adversely affected as a result of foreign currency exchange rate fluctuations if we fail to enter into hedging transactions or if our hedging transactions are unsuccessful. Future currency exchange losses may be increased if we become subject to exchange control regulations restricting our ability to convert local currencies into U.S. dollars.

      A portion of our operations is based in Argentina and conducted in Argentine Pesos. Over the past several years, the Argentine Peso has been pegged to the U.S. dollar and thus has not experienced fluctuations in value since initiation of the currency board. However, recent developments in Argentina’s economic and political arenas suggest an increased risk of currency devaluation. We understand that Argentina is considering various fiscal initiatives as a way of helping its troubled economy. Although we continue to closely monitor this situation, we are nevertheless unable at this time to predict the probability or financial impact on our Argentine operations of any potential devaluation or change in fiscal policy. As of September 30, 2001, we had net tangible assets in Argentina totaling approximately $14.6 million, of which approximately $11.3 million related to a VAT receivable from the Argentine government. The $11.3 million VAT receivable is classified under Other Assets as a long term asset in the Consolidated Balance Sheet at September 30, 2001 and is not subject to expiration.

      We are exposed to market risk as it relates to changes in the market value of our investments. As of September 30, 2001, we had an investment in Hollywood Media Corp., a public company, with a fair market value of approximately $0.9 million. The effect of this investment on results for the three months ended September 30, 2001 was not material. Please see our transition report on Form 10-K for the six-months ended December 31, 2000 for further discussion of this investment.

PART II.     OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

1.	On July 3, 2001, our series B and C preferred stockholders unanimously voted by written consent to approve an amendment to our restated certificate of incorporation. The amendment to the restated certificate was also submitted for approval at the Annual Meeting of Stockholders and is discussed in further detailed below.

2.	On July 31, 2001, the following directors were unanimously re-elected by the written consent of our series B preferred stockholder as authorized by our restated certificate of incorporation:

Miles R. Gilburne
J. Michael Kelly, Jr.
Michael Lynton
Robert W. Pittman
Gerald Sokol, Jr.

3.	On July 31, 2001, the following directors were unanimously re-elected by the written consent of our series C preferred stockholders as authorized by our restated certificate of incorporation:

Steven I. Bandel
Gustavo A. Cisneros
Ricardo J. Cisneros
Robert S. O’Hara, Jr.
Cristina Pieretti

4.	We held our Annual Meeting of Stockholders on July 31, 2001. Set forth are descriptions of the matters voted on and the voting results for each matter:

(i) The re-election of Vernon E. Jordan, Jr., William H. Luers, M. Brian Mulroney and Roberto Egydio Setubal as members of our board of directors to serve terms expiring in 2002. The vote count includes our class A common stock, and our series B, C, D and E preferred stock.

	Votes For	Withheld

Vernon E. Jordan, Jr.	2,078,640,433	77,840
William H. Luers	2,078,676,138	42,135
M. Brian Mulroney	2,078,678,378	39,895
Roberto E. Setubal	2,078,683,658	34,615

(ii) Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for 2001. The vote count includes our class A common stock, and our series B, C, D and E preferred stock.

Votes For	Votes Against	Abstentions

2,078,654,711	30,597	32,965

(iii) The amendment and restatement of our restated certificate of incorporation that consisted of the nine separate amendments, described in (a) to (h), below. The vote count below reflects only our class A common stock. AOL voted its 101,858,334 shares of series B preferred stock, and its 9,243,748 shares of series D preferred stock in favor of each of the proposals, and in favor of the filing of our restated certificate of incorporation. Similarly, the Cisneros Group voted its 97,803,960 shares of series C preferred stock and its 9,073,356 shares of series E preferred stock in favor of each of the proposals, and in favor of the filing of our restated certificate of incorporation.

(a) Change references in certificate of incorporation regarding registration rights and stockholders’ agreements.

Votes For	Votes Against	Abstentions	Broker Non-Votes

55,161,953	98,952	57,012	8,269,312

(b) Approval of preferred dividend accruals.

Votes For	Votes Against	Abstentions	Broker Non-Votes

55,131,225	131,335	55,357	8,269,312

(c) Approval of preferred liquidation preference change.

Votes For	Votes Against	Abstentions	Broker Non-Votes

55,124,177	123,266	70,474	8,269,312

(d) Approval of preferred redemption date change.

Votes For	Votes Against	Abstentions	Broker Non-Votes

55,142,930	111,181	63,806	8,269,312

(e) Approval of “ODC” definition change.

Votes For	Votes Against	Abstentions	Broker Non-Votes

55,137,179	105,737	75,001	8,269,312

(f) Approval of “Wholly Owned Affiliate” definition change.

Votes For	Votes Against	Abstentions	Broker Non-Votes

55,184,306	70,416	63,195	8,269,312

(g) Approval of clarification to affiliated transaction approvals.

Votes For	Votes Against	Abstentions	Broker Non-Votes

55,173,967	76,046	67,904	8,269,312

(h) Approval of “Originally Issued” definition change.

Votes For	Votes Against	Abstentions	Broker Non-Votes

55,168,089	76,046	67,904	8,269,312

(iv) Eliminate series D and E Preferred Stock. The vote count reflects only our class A common stock. AOL voted its 101,858,334 shares of series B preferred stock, and its 9,243,748 shares of series D preferred stock in favor of the proposal. Similarly, the Cisneros Group voted its 97,803,960 shares of series C preferred stock and its 9,073,356 shares of series E preferred stock in favor of the proposal.

Votes For	Votes Against	Abstentions	Broker Non-Votes

55,177,136	86,001	54,780	8,269,312

Item 6.      Exhibits and Reports on Form 8-K

      (a)  Exhibits

*10.8	Separation Agreement and Release of Claims by and between John D. Gardiner and America Online Latin America, Inc., dated as of September 25, 2001.

*	Filed herewith.

      (b)  Reports on Form 8-K

Form	Item Number	Description	Filing Date

8-K	5	Workforce Reduction	September 25, 2001

AMERICA ONLINE LATIN AMERICA, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA ONLINE LATIN AMERICA, INC.

Signature:	/s/ JAVIER AGUIRRE

Javier Aguirre
Chief Financial Officer
Principal Financial Officer

Date: November 13, 2001

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.8	Separation Agreement and Release of Claims by and between John D. Gardiner and America Online Latin America, Inc., dated as of September 25, 2001.