Form 10-K405
period 2001-12-31
AMERICA ONLINE LATIN AMERICA INC
filed 2002-04-01
CIK 1100395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                        COMMISSION FILE NUMBER 000-31181

                       AMERICA ONLINE LATIN AMERICA, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                         65-0963212
  ------------------------------                          -------------------
  (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                             6600 N. ANDREWS AVENUE
                                    SUITE 400
                            FORT LAUDERDALE, FL 33309
          ------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                  ------------

        Registrant's telephone number, including area code: 954-689-3000

           Securities registered pursuant to section 12(g) of the Act:

                 CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE
          ------------------------------------------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 25, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant's class A common stock, as reported on the Nasdaq National Market, was $74,997,474. Shares of class A common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     The number of shares of the registrant's class A common stock outstanding as of March 25, 2002 was 67,057,124. No shares of the registrant's class B common stock or class C common stock were outstanding as of March 25, 2002.

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----

PART I
   Item 1.  Business......................................................................................       3
   Item 2.  Properties....................................................................................      15
   Item 3.  Legal Proceedings.............................................................................      15
   Item 4.  Submission of Matters to a Vote of Security Holders...........................................      15

PART II
   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.........................      16
   Item 6.  Selected Financial Data.......................................................................      16
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........      17
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk....................................      38
   Item 8.  Financial Statements and Supplementary Data...................................................      39
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........      39

PART III
   Item 10.  Directors and Executive Officers of the Registrant...........................................      40
   Item 11.  Executive Compensation ......................................................................      44
   Item 12.  Security Ownership of Beneficial Owners and Management ......................................      48
   Item 13.  Certain Relationships and Other Transactions.................................................      51

PART IV.
   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................      56


                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     America Online Latin America, Inc. ("AOLA" or the "company") is one of the leading interactive service providers in Latin America. We derive our revenues principally from member subscriptions to our AOLA country services and we generate additional revenues from advertising and commerce. Our comprehensive online services, which are available to subscribing members, and our interactive services are developed on a country-by-country and regional basis and are tailored to local interests.

     The AOLA country services provide our members with easy and reliable access to local, regional and global online communities, content and localized versions of America Online, Inc.'s ("America Online") interactive products. Our AOLA country services seamlessly integrate the Internet, enabling members to access and explore the Internet. We believe the AOLA country services encourage members to participate in interactive communities through tools such as Spanish and Portuguese versions of AOL Instant Messenger, Buddy Lists, e-mail, public bulletin boards, online meeting rooms, conversations, chat and auditorium events. Members can also personalize their online experience through a variety of features, including customized news and parental and e-mail controls. Our AOLA country services also provide members with local and regional content organized into channels, making areas of interest easy to find, as well as providing access to the extensive proprietary global content of the AOL service.

     Our markets in Latin America are Brazil, Mexico, Argentina and Puerto Rico. In November 1999, we concurrently launched our first AOLA country service, America Online Brazil, and our first AOLA country Internet portal, our Brazilian portal at www.americaonline.com.br. As of March 2002, we offered our America Online Brazil service in 227 cities in Brazil. In July 2000, we launched our country service in Mexico, America Online Mexico, and our Mexican portal at www.americaonline.com.mx. As of March 2002, we offered our America Online
Mexico service in 58 cities in Mexico. In August 2000, we launched our country service in Argentina, America Online Argentina, and our Argentine portal at www.americaonline.com.ar. As of March 2002, we offered our America Online Argentina service in 22 cities in Argentina. In November 2000, we introduced our Latin American regional portal, located at www.aola.com. As part of the ongoing development of our service territory, we expanded into Puerto Rico under an agreement with America Online under which America Online transferred its economic interest in its existing subscriber base to us. We receive the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico and include these subscribers in our member totals. Subscribers in Puerto Rico are provided with both English and Spanish language content through the AOL-branded service. We plan to continue to expand the geographic access of our network in Brazil and Mexico. Service in Puerto Rico is available island-wide.

     We consider countries in which we have launched our AOLA country services as operational segments and internally report our operations on a country-by-country basis. Each of our operating segments derives its revenues through the provision of interactive services from subscription revenues and advertising and commerce revenues.

     In Brazil, we have entered into a strategic marketing alliance with Banco Itau, one of the largest banks in Latin America with approximately eight million customers and 1.8 million users of its interactive financial services. We have created a co-branded customized version of our America Online Brazil service that Banco Itau markets to its customers. See "Strategic Alliance with Banco Itau."

     Our founders and principal stockholders are America Online, a subsidiary of AOL Time Warner Inc. ("AOLTW"), and the Cisneros Group of Companies ("Cisneros Group"). The Cisneros Group is a name used to describe a group of investments, joint ventures, strategic alliances and companies that are associated with two of our directors, Ricardo and Gustavo Cisneros, and trusts established by them primarily for the benefit of themselves and/or their families.

     Our principal executive offices are located at 6600 N. Andrews Ave., Suite 400, Ft. Lauderdale, FL 33309, and our telephone number is (954) 689-3000. We were incorporated in Delaware on November 22, 1999. Before August 7, 2000, our business was conducted by affiliates of AOL Latin America, S.L., a limited liability company incorporated under the laws of Spain in December 1998. AOL Latin America, S.L. was formed by America Online and the Cisneros Group as a joint venture. On August 7, 2000, we reorganized our corporate structure. For a further discussion of this reorganization, see note 1 to our consolidated financial statements.

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

     PERSONALIZATION AND CONTROL FEATURES. Members are able to personalize their experience on our AOLA country services through a number of features and tools, including:

     o Multiple screen names, or e-mail accounts, per membership, allowing up to seven members of a household to use the service at no additional charge.

     o Parental controls to help parents guide their children's online experience, including tools that limit access to particular areas or features on the AOLA country services and the Internet.

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

     ONLINE AND OFFLINE "HELP." We offer our members both online "help" and offline customer support services. Our AOLA country services' "help" feature assists members with their inquiries online. Offline, we have call centers providing live customer service to members, currently 24 hours a day, seven days a week. The cost of such member services support is free to members subscribing to bundled pricing plans; members subscribing to unbundled plans incur per call charges and/or charges proportional to the amount of time required to service the call. The cost charged for providing call center support to members is exclusive of any potential local telephone call charges members in each country may incur.

     SERVICE PLANS AND PRICING. Service plans are priced according to usage and the level of member services support selected by the member. In general, members are able to select from one of several service plan combinations, including those that follow. All references to the equivalent pricing in U.S. dollars reflect exchange rates for the applicable local currencies as of March 28, 2002.

     o unlimited use plans inclusive of live member services support (unlimited bundled plans), which offer unlimited online access and unlimited live member services support for a fixed monthly fee;

     o limited use plans, inclusive of live member services support (limited bundled plan), which offer a combination of a fixed monthly fee for a specified number of hours of online access with the option to spend additional time online, billed at an hourly rate, plus access to unlimited live member services support; and

     o unlimited access plans, exclusive of live member services support (unbundled plans), which offer unlimited online access at a lower price than unlimited bundled plans. Member services support, if requested by the member, is billed at a flat rate per service call or based on the duration of the call to the call center.

     In Brazil, for subscribers other than those to the Banco Itau co-branded service, as of March 2002, we offered several service plans, priced in Brazilian reals, including:

     o bundled unlimited access and live member services support for new members, currently priced at a fixed monthly fee of R$34.95, which is equal to approximately U.S.$15.03. Members enrolled in the unlimited bundled plan prior to October 18, 2001 retain the price levels in existence at that time of R$26.18 per month, which is equal to approximately U.S.$11.26; and

     o bundled limited access plans, providing 20 hours, 10 hours, and 5 hours of access per month, plus unlimited live member services support for a monthly fee of R$20.95 (U.S.$9.01), R$15.69 (U.S.$6.75) and R$10.44
        (U.S.$4.49), respectively. Additional time online is billed at R$1.36 to R$3.10, or approximately U.S.$0.58 to U.S.$1.33, per hour.

     The Brazil service plans described above are also offered at discounts to monthly billing rates for members who prepay their AOL service. Prepayment plans are offered for six and twelve-month periods. Additional discounts are offered for payments by credit card. The price of all Brazil service plans includes an amount equivalent to the 5.0% ICMS (Imposto sobre Circulacao de Mercadorias e Servicos) tax levied on telecommunications services in Brazil and paid to local tax authorities.

     To date, the majority of our subscribers in Brazil, other than subscribers to our co-branded service with Banco Itau, have chosen the unlimited service price plan. Subscribers to the Banco Itau co-branded service have the option to elect the service plans described above or to stay within their subsidized time.

     In Argentina, as of March 2002, we offered both bundled and unbundled service plans, priced in Argentine pesos, including:

     o bundled unlimited access, which includes unlimited call center support, for a fixed monthly fee of ARS$24.90 plus an additional ARS$5.23 in value added tax (VAT), which is equal to approximately U.S.$10.21;

     o bundled limited access plans, providing 15 hours and 10 hours of access per month, plus unlimited live member services support for a monthly fee of ARS$13.90 and ARS$9.90, plus VAT of ARS$2.92 and ARS$2.08, respectively, which are equal to approximately U.S.$5.70 and U.S.$4.06, respectively. Additional time online is billed at ARS$3.00 plus VAT of ARS$0.63, or approximately U.S.$1.01 per hour plus VAT, which is equal to approximately U.S.$1.22; and

     o unbundled unlimited access, where costs for access to live member services support are incremental and based on the actual level of support provided, currently priced at a fixed monthly fee of ARS$13.90, plus VAT of ARS$2.92, which is equal to approximately U.S.$5.70. Call center services support is provided for free during a member's trial period; afterwards, access to live member services support is provided at a cost of ARS$2.00 per support call, which is equal to approximately U.S.$0.68.

     In addition, the Argentina service plans described above are also offered at discounts to monthly billing rates for members who prepay their AOL service. Prepayment plans are offered for six and twelve-month periods. Additional discounts are offered for payments via credit cards.

     In Mexico, we offered various service plans as of March 2002, priced in Mexican pesos, including:

     o bundled unlimited access, which includes unlimited call center support, for a fixed monthly fee of MXN$219.00 plus MXN$32.85 in VAT, which is equal to approximately U.S.$27.95;

     o bundled 10 hours of access, which includes unlimited call center support, for a monthly fee of MXN $149.00 plus VAT of MXN $22.35, which is equal to approximately U.S.$19.01 and additional time online billed at MXN$21.00, or approximately U.S.$2.33 including VAT, per hour. This service plan is available only to subscribers paying by credit card; and

     o bundled 5 hours of access, which includes unlimited call center support, for a monthly fee of MXN$79.00 plus VAT of MXN$11.85, which is equal to approximately U.S.$10.08 with additional time online billed at MXN$18.00, or approximately U.S.$2.00 including VAT, per hour. This service plan is available only to subscribers paying by credit card.

   We expect to launch an unbundled unlimited access plan in Mexico, with call center support charged on a per call basis, in the near future. This service plan is expected to be priced at MXN$179.00 plus VAT of MXN$26.85, which is equal to approximately U.S.$22.84.

     The Mexico plans described above are also offered at discounts to monthly billing rates for members who prepay their AOLA country service. Prepayment plans are offered for six, nine and twelve-month periods. Additional discounts are offered for payments by credit card. The above plans exclude local telephone charges, which are borne by members.

     In Puerto Rico, pricing is based on service plans offered by America Online in the United States. All service plans offered are bundled, and therefore include unlimited call center support. Service plans offered include the following:

     o unlimited monthly access, which includes unlimited call center support, for a monthly fee of U.S.$23.90;

     o 5 hours of access per month, which includes unlimited call center support, for a monthly fee of U.S.$9.95 with additional time online billed at U.S.$2.95 per hour;

     o 3 hours of access per month, which includes unlimited call center support, for a monthly fee of U.S.$4.95 with additional time online billed at U.S.$2.50 per hour; and

     o "bring your own access," AOL usage through an Internet provider, also with unlimited call center support, for a monthly fee of U.S.$14.95.

Prepaid yearly plans offering additional discounts are also available in Puerto Rico.

     FREE TRIAL. We make our AOLA country services, including Internet access, available for free to new subscribers for a limited period of time so they can experience our service. We offer new subscribers to our AOLA country services, other than subscribers to the Banco Itau co-branded service, a 30-day free trial period from the date they register for the service. However, given the lower use of credit cards and generally less developed postal services in Latin America, actions taken to verify member billing information often result in longer trial period access than the base 30-day policy. Approved customers of Banco Itau who subscribe to the co-branded service are currently entitled to a three-month free trial period. In Puerto Rico, America Online offers subscribers free trial periods of 45 days.

AOLA WEB PORTALS

     We have established a network of country Internet portals and a regional Latin American portal that is available to all Internet users. Our portal network has links to the worldwide network of AOL portals, including America Online's flagship portal in the U.S. at www.aol.com, and portals in the United Kingdom, Canada, Germany, France, Australia, Japan, Sweden, Austria and Switzerland. We also provide Internet users with an easy and efficient way to search the Internet and a forum for exchanging information, opinions and ideas by offering some of the same tools and features that are available on the AOLA country services, including:

     o AOL Netfind, an Internet search engine, which enables easy searching and navigation of the Web;

     o Web directory, which integrates popular Web sites and features with user-friendly information centers; and

     o AOL Instant Messenger, which enables Internet users to communicate in real-time with their friends, family and colleagues and to access buddy lists.

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

     REGIONAL PORTAL. We launched our Latin American regional Internet portal in November 2000. This portal provides access to AOL features and content and is intended to provide Internet users in other Latin American countries with exposure to the AOL brand. The content features are tailored to the region and are accessible in Spanish and Portuguese. The regional portal links to our Brazilian, Mexican and Argentine portals.

     In September 2001, we redesigned our regional and country portals to focus on providing our members with access to their personal e-mail and other features that are part of the "AOL Anywhere" initiative.

U.S. HISPANICS CONTENT AREA

     Under an agreement with America Online, we program and manage a content area on the AOL service in the United States targeted to the Hispanic community in the U.S. The content area is located in the AOL U.S. service at AOL keyword:
Latino and provides Spanish language content from providers including People en Espanol, CNN en Espanol, Hispanic Business, Univision.com and EFE. We receive a portion of the advertising revenue associated with this content area. To date, the amount of such advertising revenue has not been material.

AOL MOBILE AND AOL ANYWHERE

     In Brazil, Mexico and Argentina we offer AOL Mobile service that allows consumers with Internet-ready mobile phones to access select content and features of the AOLA country services. In addition, subscribers to the AOLA country services can access AOL e-mail using AOL Mobile. We offer AOL Mobile services to customers of the following mobile phone providers: Algar Telecom Leste S.A., Telesp Celular and Nextel. In addition, subscribers to the country services can access their e-mail via Palm handheld computers using AOL Mail for Palm (TM) handheld computers. These services are part of our AOL Anywhere strategy of making our AOLA interactive services and features available through multiple connections and multiple devices.

THE ICQ SERVICE

      America Online has granted us the right in Latin America to promote its ICQ service, which features communications software. The ICQ service enables its worldwide community of approximately 120 million registered users, including approximately seven million in Latin America, to find and communicate with each other in real-time. The global ICQ service is accessible to our members through a button on our online services toolbar and to users of our network of Internet portals.

COMPUSERVE

     We have the right to market the CompuServe brand in Latin America. We expect to phase out the operation of our CompuServe service in 2002. In the future, we may market this brand again if we choose to offer a more value-oriented product in Latin America.

STRATEGIC ALLIANCE WITH BANCO ITAU

     In June 2000, we entered into a ten-year strategic alliance with Banco Itau, one of the largest banks in Latin America, which was providing limited online financial services to approximately 1.4 million of its approximately seven million customers at the time. We launched a co-branded, customized version of our America Online Brazil service that Banco Itau began marketing to its customers in December 2000, and Banco Itau is obligated to promote the co-branded service as the principal means of accessing Banco Itau's interactive financial services. We believe that this relationship will enable us to expand our Internet presence in Brazil by allowing us to gain access to Banco Itau's online as well as offline customer base.

     The co-branded service is substantially the same as our America Online Brazil service in terms of technology and content, except that we offer a co-branded welcome screen for Banco Itau customers, a Banco Itau toolbar icon, a special version of our finance channel and links that directly connect Banco Itau's customers to its online financial services. Subscribers to the co-branded service have access to our full line of features as provided to our general customers, including e-mail with multiple AOL screen names, instant messaging, Internet access, interaction with our worldwide online community and our 24-hour customer service. Banco Itau's customers who register for the co-branded service are currently entitled to a three-month free trial period, a period that may be changed in the future. Until December 2005, Banco Itau is required to offer at least one hour of subsidized usage per month to subscribers following the expiration of a subscriber's free trial period, although Banco Itau is responsible to us only for actual usage by the subscriber. Banco Itau may also choose to provide its customers additional subsidized time beyond the one hour obligation. In addition, Banco Itau is required to pay us a nominal amount for subscribers who have not used the service during the previous month and who are no longer in their free trial period. As of February 2002, approximately half of the subscribers to the Banco Itau co-branded service had not used the service during the previous month. Furthermore, a substantial portion of the remaining Banco Itau subscribers who were not in their free trial periods as of that date did not exceed the time subsidized by Banco Itau. We are currently working with Banco Itau on online and offline initiatives to encourage usage of the co-branded service and migration to our higher rate and usage plans.

     We issued an aggregate of 31,700,000 shares of our class A common stock to Banco Itau and one of its affiliates on August 11, 2000 in exchange for Banco Itau's efforts to achieve various subscriber and revenue levels during the first five years of the ten-year alliance. Although Banco Itau is not required to spend a minimum amount for marketing of the co-branded service, it will have to make significant cash payments to us if it fails to meet these subscriber and revenue levels. We and Banco Itau established subscriber targets for the co-branded service of 250,000 verified subscribers by December 10, 2001 and 500,000 by December 10, 2002. In addition, together with Banco Itau, we have established a secondary target of a total of 1,000,000 verified subscribers by December 10, 2002. Verified subscribers are defined as those who have used the service in any two of the three months preceding the December 10th measurement date or who have first accessed the service in the month prior to the December measurement date. The cash payment amount for the secondary target of 1,000,000 verified subscribers by December 10, 2002 will be decreased on a pro-rata basis if Banco Itau meets its 500,000 verified subscriber level target.

     TERMINATION. In general, if we or Banco Itau commit a material breach of our agreement and fail to cure the breach, then the non-breaching party will have the right to terminate the agreement after an arbiter reviews the matter and confirms the uncured material breach. If the breach relates to an exclusivity provision, the non-breaching party may elect to continue the agreement with the option to be relieved of the exclusivity provisions of the agreement applicable to it. Banco Itau may also terminate the agreement upon a change in control of AOLA. A material breach of the agreement by us includes:

     o if subscribers are unable to access the co-branded service for specified periods of time; and

     o  our breach of certain exclusivity obligations under the agreement.

CUSTOMER SERVICE

     One of the key tenets to our strategy is to focus on customer service by offering comprehensive online and offline customer support.

     OFFLINE CUSTOMER SERVICE. We have established local call centers in Brazil, Mexico and Argentina. Customer call center support for Puerto Rico is provided by America Online from the U.S. and by third party services from Mexico. If we launch our interactive services in additional countries in Latin America, we intend to establish regional call centers to maximize the quality of our shared infrastructure. We presently staff each call center with knowledgeable customer service representatives who are available 24 hours a day, seven days a week to assist our members in their local language with inquiries relating to products, technical support, billing, online security and online community monitoring. Our customer service is free of charge for subscribers enrolled in our bundled services plans and is provided through toll-free telephone numbers. Customers enrolled in our lower cost unbundled service plans incur per call or time-based charges for accessing live call center support.

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

CONTENT

     Our AOLA interactive services feature content obtained from leading local, regional and global content providers and member-generated content, including movie and book reviews, message board commentary and online discussions.

     Our agreements with third-party content providers range from simple links between our interactive services and the provider's Web site to an integration of their content into our interactive services. We select our content providers based on the quality and depth of their content.

     In Brazil, we have entered into agreements with approximately 100 content providers such as Jornal do Brasil, Banana Games, Gazeta Mercantil, Gazeta Esportiva, Editora Delta, Agencia Estado, Jornal Valor and Paralela. In Mexico, we have entered into agreements with approximately 115 content providers, including Finsat, GrupoAlce, Ponchito.com, Planetalocal, and Communidad i. In Argentina, we have entered into agreements with over 165 content providers including Asatej, Cyberjuegos, GolxGol, DeMujer and La Razon. We have entered into agreements relating to the AOL-brand service in Puerto Rico with seven content providers, including San Juan Star, La Estrella de Puerto Rico and Vea magazine.

ADVERTISING AND COMMERCE

     We generate a portion of our revenues from advertising and commerce on our online services and portals. Such advertising revenues are derived from third party relationships we develop ourselves and from participation in deals arranged by America Online. Through our relationship with America Online, we sometimes have the opportunity to participate in America Online's global advertising and commerce arrangements.

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

     We have established, and will continue to establish, a wide variety of relationships with local and global advertisers. Current advertisers or sponsors of channels on our America Online Brazil service and portal include Banco Itau, Banco Santander and Credicard. Current advertisers or sponsors of channels on our America Online Mexico service and portal include Visa and Bimbo food company. Current advertisers or sponsors of channels on our America Online Argentina service and portal include Shell and General Motors. A current advertiser on the AOL-branded service in Puerto Rico is Centennial.

     COMMERCE. We believe that our interactive services permit commerce merchants to operate with minimal infrastructure and reduced overhead, while providing customers with a convenient method to evaluate and buy goods and services. We offer commerce merchants an opportunity to sell their products through our interactive shopping channels and promote their products on our online service and portals. In return for these commerce arrangements, we receive either a flat payment, a percentage of each commerce transaction that is attributable to our interactive services, or both.

MARKETING

     Our marketing goals are to attract new consumers to subscribe to and to retain existing subscribers of our AOLA country services by building brand awareness and encouraging consumers to try our interactive services. We make it convenient for consumers to experience our online services. Each time we launch our online service in a new market or release a new version of the online service software, we typically distribute compact discs ("CDs") containing the software for our localized online service. These CDs offer consumers the opportunity to use our online service free of charge for a limited trial period and are distributed through a broad range of distribution vehicles. Our CDs also are available through local toll-free telephone numbers, and consumers are able to download our online services software from our portals.

     We plan to continue to use traditional advertising campaigns, including television, radio and print publication, to maintain and increase consumer awareness of the AOLA brand and attract new members and users.

     We are also seeking to build additional alliances that will enable us to market our interactive services to a significant number of existing and potential Internet users. In addition to our alliance with Banco Itau, we intend to enter into agreements with PC, software and modem manufacturers for the bundling of our online service software with their products. For example, in Brazil, we have entered into agreements for the bundling of our America Online Brazil service software with Braziphone. In Mexico, we have software bundling agreements with Sony, Compaq, Acer, Hewlett Packard, Ingram Micro and MPS. In Argentina, we have agreements in place with Samsung and AGFA.

      We currently have marketing arrangements in place with DirecTV Latin America and the Pueblo Supermarkets and Blockbuster chains in Puerto Rico, which are associated with the Cisneros Group. The Cisneros Group has agreed to attempt, on a commercially reasonable best efforts basis, to provide us with access to the services provided by companies associated with the Cisneros Group at rates at least as favorable as those charged to anyone else, except for their affiliates. However, we have no assurance that their efforts will be successful and it is possible that we may not receive access at favorable rates or at all.

     We have also utilized and expect to continue employing other innovative marketing strategies. For example, we were the exclusive sponsor of Rock in Rio, a rock festival held in Rio de Janeiro, Brazil in January 2001, which gave us the opportunity to promote our services to over one million concertgoers. We also have launched programs such as "sign-on-a-friend" in Brazil, Mexico and Argentina that involve paying our members a fee for each additional member they refer to our service.

LOCAL AND LONG DISTANCE TELEPHONE SERVICE, TELECOMMUNICATIONS NETWORK CAPACITY AND TECHNOLOGY

     LOCAL AND LONG DISTANCE TELEPHONE SERVICE. In each of our Latin American target markets, our members initiate access to our online services through local and long distance telephone lines. These lines are owned and operated by local and regional telephone service companies. In most Latin American countries, local phone service continues to be metered, which results in incremental variable cost to subscribers of our country services.

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

     Additionally, local and long distance telephone charges have declined over time, a trend which is expected to continue as a result of increased competition spurred by deregulation. Nevertheless, because local calls in most Latin American countries are metered, the total cost of Internet access in Latin America can be substantially higher than in the U.S.

     TELECOMMUNICATIONS NETWORK CAPACITY. Third-party telecommunications network providers transmit our online services data between the local and long distance telephone services used by our members in Latin America and America Online's servers, which run all of our interactive services, in the U.S. These third-party networks provide the modems that allow our members to establish a connection to our online services. They also carry our data between Latin America and the U.S. by satellite and through fiber optic cable.

     In Brazil, we have contracts with AT&T Brasil Ltda., an affiliate of AT&T, and Embratel, an affiliate of WorldCom, and an arrangement with Telefonica to carry our data within Brazil and to provide the modems through which our members connect to our America Online Brazil service. AT&T Brasil, Embratel and Telefonica also carry our data from Brazil to the U.S. through their own or affiliates' networks or through third-party suppliers. Our contracts with AT&T Brasil and Embratel expire on September 24, 2002 and October 18, 2004, respectively. We also have access to capacity provided by Progress Telecommunications Corporation through a contract between America Online and Progress. America Online invoices us for the capacity used by us under this agreement. In Mexico, we have entered into a network contract with Avantel, an affiliate of WorldCom. Our contract with Avantel expires in January 2005. In Argentina, we have entered into a network contract with Impsat. Our contract with Impsat expires in December 2002. Each of our current agreements is renewable on our part with three months' prior written notice.

     In each of our target markets we work closely with our network providers to ensure satisfactory network performance. We work with network providers that have multiple operations centers for network monitoring and we have developed quality control standards that our providers must meet.

     Fiber optic cable is our preferred means of transmitting data between Latin America and the U.S. because it offers greater capacity and is generally more reliable than satellite-based transmissions. All of our data transmitted between the U.S. and Mexico, Brazil and Argentina is transmitted by fiber optic cable, although we have satellite-based transmissions available for back-up purposes. We expect that in the future we will need to enter into additional fiber optic network contracts in Brazil and Mexico.

     In each country, we believe that we have secured adequate network capacity. To ensure this going forward, we regularly forecast our needs and make adjustments based on marketing projections. We believe our current suppliers can and will provide us with sufficient network capacity. However, this capacity is based on our expectations of use and growth in specific geographic areas. Our contracts usually commit us to purchase a minimum amount of network capacity. If the number of our subscribers, or their use of our online services, does not increase, our per unit network costs will not correspondingly decrease.

     TECHNOLOGY. Our servers are owned and maintained by America Online in three locations in the United States: Reston, Dulles and Manassas, Virginia. The AOLA content and the tools to operate our online services are located on these servers. Our Brazilian, Mexican and Argentine portals are also hosted on these servers. Recently, we have installed servers in Brazil to further improve the member experience.

     Our members can access our online services only through personal computers using the Windows 95, 98, ME and XP operating systems and our Windows-compatible online service software. In addition, users of WAP enabled phones in each country can access certain features and content of the AOLA country services. Our online services support the V.90 standards for high-speed access at 56 kilobits per second.

COMPETITION

     We operate in the highly competitive and rapidly evolving businesses of online services and Internet access, online advertising and commerce. However, we believe that our AOLA country services are unique with their seamless integration of local, regional and global interactive communities and the Internet and the array of interactive tools, content and commerce opportunities offered.

     We compete with providers of Spanish- and Portuguese-language interactive services, including Internet access services, portals, search engines and Web directories. We compete in the broader Latin American regional market as well as in country specific local markets. Our principal regional market competitor is Terra Lycos, an affiliate of Telefonica. Our primary local competitors in our core target countries include Universo Online (UOL) and Internet Gratis (iG) in Brazil; Telmex in Mexico, which has an alliance with Microsoft for the development of content and offers a Prodigy-branded service; Ciudad Internet and Arnet, which is owned by Telecom, in Argentina; and Coquinet, a service of Telefonica de Puerto Rico, in Puerto Rico.

     We also compete for advertising revenues with traditional media such as newspapers, magazines, radio and television.

     Our online service subscription fees are generally higher than those offered by competing online service providers because we consider our service to be a premium service. We continually assess our pricing strategy and may make modifications as necessary.

     We believe that the principal competitive factors in generating advertising and commerce revenue include not only the number of visitors to an online service or Internet site, but also the duration and frequency of visits and demographics of visitors.

THE AOL LICENSE AGREEMENT, INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

OUR LICENSE

     Under our license agreement with America Online, we have:

     o a royalty free, exclusive license to offer AOL-branded PC-based online services in Latin America;

     o the exclusive right to offer AOL-branded TV-based online services in Latin America;

     o the exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by America Online for commercial launch on or before August 7, 2004; and

     o a non-exclusive license to offer a localized network of AOL-branded portals in Latin America, with an option to license exclusively any Spanish- or Portuguese-language AOL-branded portals that America Online may develop for the Latin American market, subject to our payment of a license fee.

     We also have the rights to use all related America Online proprietary software and technology as well as AOL-registered domain names and principal trademarks in Latin America.

     We have interconnected our America Online Brazil, America Online Mexico, America Online Argentina country services and regional portal to the services provided by America Online and its international affiliates. This interconnection provides our members with access to the AOL services and AOL international interactive services and permits AOL members worldwide to access the AOLA country services. America Online is obligated to license to us, or to use commercially reasonable efforts to obtain for us, the license rights it has in third-party software products used in operating the AOL-branded interactive services. These third-party licenses may be royalty-free or may require payments by us.

     From December 15, 1998 through December 31, 2001, we did not make any payments to America Online for services received under the license agreement. We believe that annual payments for these services will not exceed $60,000 in the future.

     We have the same rights to offer CompuServe-branded services. We only have the right to offer AOL- and CompuServe-branded interactive services. We also have a non-exclusive right to market and promote America Online's ICQ service in Latin America. We do not have the right to offer Netscape, MapQuest, Moviefone or any other non-AOL-branded interactive service which is owned by America Online.

TERMINATION OF OUR EXCLUSIVE RIGHTS

     We will lose the exclusivity of our licensed rights:

     o to AOL-branded PC-based online services, upon the later of December 15, 2003 or the date on which either America Online or the Cisneros Group owns 20% or less of the outstanding voting stock of AOLA outstanding on August 7, 2000.

     o to AOL-branded TV-based and wireless-based online services, upon the later of August 7, 2005 or the date on which either America Online or the Cisneros Group owns 20% or less of the outstanding voting stock of AOLA.

     The 20% threshold for PC-based online services is lowered if:

     o an additional strategic stockholder is admitted as a stockholder of AOLA;

     o  we issue more shares of our capital stock; or

     o America Online exercises a warrant it holds to purchase 16,541,250 shares of our voting stock.

     The 20% threshold for TV and wireless-based online services is lowered if:

     o an additional strategic stockholder is admitted as a stockholder of AOLA; or,

     o America Online exercises a warrant it holds to purchase 16,541,250 shares of our voting stock.

     America Online may terminate our rights under the license if we materially breach its terms.

     TRADEMARKS AND DOMAIN NAMES

     America Online has granted us rights to use in Latin America its registered domain names, www.aola.com and related domain names. We believe that America Online is taking appropriate steps to protect its rights in these and other related domain names in Latin America.

     We rely on a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect our rights in our online services as licensed to us by America Online. We have distributed and will continue to distribute software, licensed to us by America Online, for our online services under agreements that grant members a license to use the software. We rely on the protections afforded primarily by copyright laws to protect against the unauthorized reproduction of the software. We also rely in part on electronic licenses which members do not manually sign, and instead agree to by clicking a button on their monitor screen. These licenses may be unenforceable under the laws of Brazil, Mexico and Argentina and other jurisdictions in Latin America. We attempt to protect our trade secrets and other confidential information through agreements with employees and consultants.

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

     America Online has obtained U.S. federal registrations for a number of trademarks and service marks, including AOL, America Online, Buddy List, and AOL's triangle design logo, and has trademark rights in the U.S. and abroad in many other proprietary names, including www.aola.com, AOL Instant Messenger, AOL Netfind, You've Got Mail and CompuServe.

     We believe that our exercise of our licensed rights under our agreement with America Online does not infringe on the proprietary rights of third parties. However, America Online has received communications from third parties asserting that features, contents or names of some of our services may infringe their patents, copyrights, trademarks and other rights. We are not involved in any litigation of this type that would have a material adverse effect on our ability to develop, market and sell or operate our services. We cannot assure that in the future third parties will not make infringement claims against us for current or future features or the content of our services or that any claim would not result in litigation or require us to enter into royalty or other similar arrangements. Third parties may also challenge America Online's marks and these challenges may result in limitation or loss of our licensed rights to America Online's proprietary marks.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     In Brazil, there are no license or registration requirements applicable to interactive services. However, the Brazilian legislature is considering a law governing commerce that will subject Web hosting service providers to civil and criminal sanctions if they have actual knowledge of an offer of illegal goods, services or information made available through their service and they do not immediately suspend or interrupt access. This bill would also require Internet access providers to keep confidential all non-public information transmitted or stored on their networks, unless a court orders that the information be disclosed. We cannot predict at this time whether or not this bill will be enacted or, if enacted, whether it will undergo major changes.

     Regulations relating to local telephone pricing may be modified in Brazil, including a possible change that would permit alternative rate pricing for Internet access calls. We believe that this change, if enacted, could encourage Internet usage. We cannot predict at this time whether or not these regulations will be enacted or, if enacted, what form of alternative rate pricing might be adopted.

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

EMPLOYEES

     As of December 31, 2001, we had 1,508 full-time employees and contract employees, of whom 1,024 were located in Brazil, 282 in Mexico, 119 in Argentina, 68 in the United States and 15 in Puerto Rico.

ITEM 2.  PROPERTIES

     Our principal executive office is located in approximately 37,000 square feet of office space in Fort Lauderdale, Florida, under a lease that expires in 2006. Our Brazilian headquarters and call center is located in Santo Andre in approximately 25,200 square feet of office space under a lease expiring in August 2004 and our finance, human resources, business development and marketing office is located in Sao Paulo in approximately 10,600 square feet of office space under a lease expiring in July 2005. We also established our Mexican headquarters and call center in Mexico City in approximately 19,900 square feet of office space under a lease expiring in March 2005. Our Argentina headquarters and call center, located in Buenos Aires, is approximately 14,000 square feet under a lease expiring in November 2002. Our Puerto Rico headquarters, located in San Juan, is approximately 1,500 square feet under a lease which expired in March 2002, with options to renew for continuous three-month periods. We have renewed our lease for an additional period of three months.

ITEM 3.  LEGAL PROCEEDINGS

      On December 28, 1999, ADEC, a non-governmental, private consumer protection association, filed a complaint against the company in the Brazilian State of Rio de Janeiro seeking monetary damages and injunctive relief. ADEC is seeking R$10.0 million, or approximately U.S.$4.2 million, in damages on behalf of consumers who have allegedly complained about the installation of the America Online Brazil software on their personal computers. The preliminary restraining order would have required the company to stop distributing CD software in Brazil, to collect CD software already distributed, and to publish a notice in newspapers of significant circulation. While ADEC obtained the order, the company was successful in having it revoked and ADEC later lost an appeal of the revocation. At ADEC's request, the court allowed the publication of a general public summons inviting consumers to join ADEC as plaintiffs, which gave potential plaintiffs a thirty-day period to join the action. No potential plaintiffs joined the action in this thrty-day period. The case is currently suspended by an appeal filed by the company in which it asks the appellate court of the State of Rio de Janeiro to review the lower court's decision to appoint an independent expert witness to gather further evidence on the CD software and also to review some preliminary arguments raised by the company in its response to this lawsuit that were rejected by the lower court. Although the company believes that ADEC's claims are without merit, the company may not be successful in defeating its claims. If the company is unsuccessful in contesting these claims, ADEC's claims could have a material adverse effect on the company's results of operations and financial position. We intend to contest this claim vigorously. We are unable to assess its outcome at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

                                                LOW       HIGH      CLOSE
                                                ---       ----      -----
2001

October 1, 2001 through December 31, 2001.. $   2.60   $   6.28   $   4.55
July 1, 2001 through September 30, 2001 ...     2.84       8.54       3.29
April 1, 2001 through June 30, 2001 .......     3.60       9.25       8.30
January 1, 2001 through March 31, 2001 ....     2.63       6.38       4.69

2000

October 1, 2000 through December 31, 2000..     2.38       8.31       2.69
August 8, 2000 through September 30, 2000..     7.00       9.94       7.88




STOCKHOLDERS

     There were 427 holders of record of class A common stock as of March 25, 2002.

DIVIDENDS

     We have never declared or paid any cash dividends on our shares of class A common stock. We intend to retain any earnings to fund our future growth and the operation of our business. Therefore, we do not anticipate paying any cash dividends on our shares of class A common stock in the future. In addition, under the terms of the senior convertibles notes (see discussion in Item 7, "Liquidity and Capital Resources"), we are not permitted, without the consent of the holders of the notes, to declare or pay any dividends on our capital stock other than dividends on preferred stock in accordance with the terms of such preferred stock and payable only in additional shares of preferred stock.

     The special committee of our board of directors, which consists of one director appointed by each of America Online and the Cisneros Group, must unanimously approve the payment of any dividends before our full board of directors can approve a dividend payment. Further, before the payment of any dividends on our shares of class A common stock, we must pay dividends, payable in series B, series C and series F preferred stock, as and when declared by our board of directors, on our shares of series B, series C and series F preferred stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to those statements.

SELECTED FINANCIAL DATA TABLE:

                                                                                                                      Period from
                                             Year Ended                    Six Months Ended                            December 15,
                                             December 31,                    December 31,             Year Ended        1998 to
                                  -----------------------------     -----------------------------       June 30,        June 30,
                                       2001             2000             2000             1999            2000            1999
                                  ------------     ------------     ------------     ------------    ------------    ------------
                                                    (Unaudited)                      (Unaudited)

OPERATIONS AND LOSS PER COMMON SHARE DATA (in thousands, except for share and per share information):

  REVENUES:
  Subscriptions                   $     49,918     $     11,791     $      8,050     $      2,106    $      5,848    $      1,644
  Advertising and commerce              16,525            7,237            4,423              537           3,352              --
                                  ------------     ------------     ------------     ------------    ------------    ------------
    Total revenues                $     66,443     $     19,028     $     12,473     $      2,643    $      9,200    $      1,644
                                  ============     ============     ============     ============    ============    ============

LOSS FROM OPERATIONS              $   (295,068)    $   (271,300)    $   (200,115)    $    (28,741)   $    (99,924)   $     (1,750)
                                  ============     ============     ============     ============    ============    ============

NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS             $   (307,320)    $   (275,388)    $   (205,622)    $    (28,149)   $    (97,913)   $     (1,872)
                                  ============     ============     ============     ============    ============    ============

LOSS PER COMMON SHARE:
  -- Basic and diluted            $      (4.66)    $     (11.26)    $      (4.24)             N/A             N/A             N/A
                                  ============     ============     ============     ============    ============    ============

Weighted average number of
  common shares outstanding         66,017,796       24,447,518       48,496,436              N/A             N/A             N/A
                                  ============     ============     ============     ============    ============    ============



                                                    December 31,
                                                 ------------------      June 30,     June 30,
                                                 2001          2000        2000          1999
                                                 ----          ----        ----          ----
BALANCE SHEET DATA (in thousands):

Cash and short-term investments                $ 46,676      $132,866      $ 33,321      $ 17,716
Total assets                                   $ 84,384      $179,031      $ 55,640      $ 19,467
Stockholders' equity                           $ 21,123      $123,821      $ 23,319      $ 16,166
Working  capital                               $    806      $111,243      $ 13,261      $ 16,156




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

     In December 2000, we changed our fiscal year-end from June 30 to December
31. Therefore, we present in our financial data a six-month transition period ended December 31, 2000. As a consequence, the twelve-month period ended December 31, 2000 and the six-month period ended December 31, 1999 presented are unaudited.

     REVENUES. Total revenues consist of subscription revenues and advertising and commerce revenues. The following table presents the components of our revenues for the twelve months ended December 31, 2001, December 31, 2000 and June 30, 2000, the six months ended December 31, 2000 and December 31, 1999 and for the period from December 15, 1998 (date of inception) to June 30, 1999.


                                                                                                                      Period from
                                              Year Ended                   Six Months Ended                          December 15
                                              December 31,                     December 31,            Year End         1998 to
                                       -------------------------       -------------------------       June 30,         June 30,
                                          2001            2000            2000            1999            2000            1999
                                       ---------       ---------       ---------       ---------       ---------       ---------
                                                      (Unaudited)                     (Unaudited)

REVENUES (in thousands):
  Subscriptions                        $  49,918       $  11,791       $   8,050       $   2,106       $   5,848       $   1,644
  Advertising and commerce                16,525           7,237           4,423             537           3,352              --
                                       ---------       ---------       ---------       ---------       ---------       ---------
    Total revenues                     $  66,443       $  19,028       $  12,473         $ 2,643       $   9,200       $   1,644
                                       ---------       ---------       ---------       ---------       ---------       ---------

Revenue as a percentage of total:
  Subscriptions                             75.1%           62.0%           64.5%           79.7%           63.6%          100.0%
  Advertising and commerce                  24.9%           38.0%           35.5%           20.3%           36.4%            0.0%
                                       ---------       ---------       ---------       ---------       ---------       ---------
    Total revenues                         100.0%          100.0%          100.0%          100.0%          100.0%          100.0%
                                       ---------       ---------       ---------       ---------       ---------       ---------



     SUBSCRIPTION REVENUES. For the periods presented, our subscription revenues were generated from members paying fees to subscribe to the AOLA country services and revenues received from America Online related to subscribers of the AOL-branded service in Puerto Rico, as well as revenues from subscribers to our CompuServe Classic service. We began operations in Brazil in November 1999, in Mexico in July 2000 and in Argentina in August 2000 and we began receiving revenues related to subscribers to the AOL-branded service in Puerto Rico in December 2000. Subscription revenues do not include amounts paid to us by Banco Itau on behalf of its customers for subsidies which it chooses or is required to make. Such receipts are netted against and recorded as a reduction of marketing expenses and thus are not accounted for as subscriber revenues. Amounts paid directly to us by subscribers that exceed the time subsidized by Banco Itau are included in subscription revenues.

     As of December 31, 2001, there were a total of 1.33 million members to our AOLA country services and to the AOL-branded service in Puerto Rico. We expect that over the near term a substantial percentage of our subscribers will continue to be in their free trial period, which is typical of Internet subscription businesses in the early stages of growth. The percentage of trial members is likely to be highest in connection with particular promotional campaigns, which may include offering extended trial periods.

     We plan to market our AOLA country services in Brazil and Mexico and the AOL-branded service in Puerto Rico. Beginning in 2002, we began to implement limited measures designed to increase the efficiency of our member acquisition efforts by focusing on target populations that have a greater likelihood of not only becoming members, but also becoming subscribers who pay on a timely basis and remain subscribers to our services for an extended period of time. We hope to achieve this by focusing efforts on marketing channels that in the past have resulted in higher subscription rates relative to their acquisition cost. The level of success largely will depend on our ability to identify members that are most likely to pay their subscription fees on a timely basis. Our rate of membership acquisition growth could be impacted going forward. For additional discussion of possible effects of these measures, see "Sales and Marketing."

      Largely as a result of these initiatives, our rate of member acquisition growth in the first quarter of 2002 has slowed from the fourth quarter of 2001. We believe this trend could continue in the second quarter of 2002 as a result of more targeted marketing efforts, our introduction of improvements in validation of registration data provided by cash payment subscribers, and the continued termination of members who are delinquent in paying us.

     As of March 2002, we offered Brazilian subscribers three methods by which they could pay their subscription fees: credit cards, debit cards and cash payments through a mechanism known as "boletos bancarios" (boleto). In addition, customers of Banco Itau have the option of permitting direct debits from their accounts for purposes of paying subscriber fees. The boleto is a customary form of payment under which Brazilian banks that we designate act as conduits for collecting the related payments. Similar forms of payment are also commonly used in Mexico and Argentina. We send each member a boleto and the member pays the boleto at a local bank. These local banks then send the payments to our designated banks. The boleto is more costly for us than payment through credit and debit cards and results in a longer collection cycle. Approximately 62% of our subscribers in Brazil (other than subscribers to the Banco Itau co-branded service) had selected this method of payment as of March 2002. Although we have not experienced any significant difficulties collecting subscription fees from members using credit and debit cards, collection rates from members opting for the boleto payment mechanism have been lower and less timely.

     As of March 2002, subscribers in Mexico and Argentina could choose among two methods by which they could pay their subscription fees: credit cards and cash payments. Cash payment mechanisms in these countries depend on banks and other third party collection locations that forward funds to banks designated for that purpose by the company. As of March 2002, approximately 65% of our members in Mexico and Argentina have selected the cash payment option and our collections experience in these countries has been similar to that in Brazil. In Brazil, Mexico and Argentina, we are taking steps to improve the validation of registration data provided by cash payment subscribers by requiring these subscribers to call our customer service centers to finalize their registration. Members in Puerto Rico may pay their subscription fees either through credit cards or direct debit to their bank accounts. The vast majority of Puerto Rican members select credit cards as their payment vehicle.

     For subscribers that have elected to pay their subscription fees with credit cards, we begin to recognize subscription revenues when the fees become due. For subscribers who pay through means other than credit cards, we begin to recognize subscription revenues when we receive payment. As of March 2002, approximately 61% of our total subscriber base (excluding subscribers to the Banco Itau co-branded service) has selected non-credit card payment options. We are taking steps to encourage conversion of non-credit card payment subscribers to credit and debit payment options. For instance, we offer discounts to subscribers to our AOLA country services who choose the credit card payment option.

     For the fiscal year ended December 31, 2001, subscription revenues reached $49.9 million, or 75% of total revenue, compared to $11.8 million, or 62% of total revenue for the twelve-month period ended December 31, 2000. Year-over-year results were influenced by the fact that our country services in Mexico and Argentina were launched in the second half of calendar year 2000, with the first subscription revenues from these AOLA country services being received after the initial free trial period during the two months ended December 31, 2000. In addition, payments related to subscription revenues for Puerto Rico were first received in December 2000. Revenues from subscribers to our CompuServe Classic service for the twelve months ended December 31, 2001 comprised $1.6 million, or 3%, of our total subscription revenue. For the comparable prior year period, subscription revenues from CompuServe amounted to $5.0 million, and represented 42% of total subscription revenues. Going forward, we expect our CompuServe service to be phased out with cessation of service during fiscal 2002. Although we currently do not have plans to do so, the CompuServe brand could potentially be repositioned as a value service in the future.

     Going forward, we expect that the amount of subscriber revenues will depend in large part on our success in converting members who register for the free trial period and in converting members of the co-branded service currently subsidized by Banco Itau to our paid AOLA country services. Revenue will also be negatively impacted by the recent devaluation of the Argentine peso (66% versus the U.S. dollar from January 11 to March 25, 2002), and the resultant volatility being experienced by that country.

     For the six months ended December 31, 2000, subscription revenues from payments by subscribers to AOLA country services were $6.8 million, or 84% of total subscriber revenue, compared to $0.5 million for the six months ended December 31, 1999. Revenues from subscribers to our CompuServe Classic service for the six months ended December 31, 2000 were $1.3 million, or 16%, of our subscription revenue. Revenues generated from the CompuServe Classic Service during the six months ended December 31, 1999 were $1.6 million, or 76% of subscription revenues for the period. The increase in subscription revenues from AOLA subscribers, in both absolute terms and in relation to CompuServe Classic revenues, is due to the increased billings for the AOLA country services in Brazil, Mexico and Argentina, and revenue relating to our activities in Puerto Rico and the declining membership base in CompuServe. At December 31, 2000 there were approximately 2,800 Compuserve Classic subscribers, versus 5,600 at June 30, 2000. We believe that the decline in our CompuServe Classic subscription base occurred because we did not market the service to retain or increase members.

     For the year ended June 30, 2000, subscription revenues were $5.8 million, with $3.7 million, or 64%, of our total subscription revenues being generated from subscribers to our CompuServe Classic service. We generated the remainder of our revenues from subscribers to the AOLA country service in Brazil, which was launched in

November 1999. All of our subscription revenues for the period ended June 30, 1999 were generated from CompuServe Classic subscribers. There were approximately 18,000 CompuServe subscribers when we acquired the subscription base from America Online on December 15, 1998.

      ADVERTISING AND COMMERCE REVENUES. Advertising revenues are derived principally from:

      o advertising arrangements under which we receive fees based on the number of advertisements displayed on our interactive services; and

      o sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fixed payment either in cash or, in few instances, equity.

     For the year ended December 31, 2001, revenue from advertising and commerce grew to $16.5 million, and accounted for 25% of total revenue, up from $7.2 million for the year ended December 31, 2000. Revenue from these sources increased 128%, or $9.3 million from the comparable prior year period, driven primarily by full-year contributions from Mexico and Argentina. During the prior twelve-month period, Brazil accounted for most of the revenue coming from advertising and commerce activities.

     During the year ended December 31, 2001, advertising and commerce revenues from related parties accounted for $2.6 million of the $16.5 million reported, or 16% of reported total advertising and commerce revenue. Of the $2.6 million in related party advertising and commerce revenue, approximately $1.5 million was derived from transactions with Banco Itau, with the remainder primarily from properties belonging to AOLTW. For the twelve months ended December 31, 2000, advertising and commerce revenues from related parties accounted $1.2 million of the $7.2 million reported, or 17% of the total. Banco Itau accounted for the entire amount of related party advertising and commerce revenue during the prior twelve-month period.

     Despite the year-over-year increase, revenue from advertising and commerce experienced a decline during the fourth quarter of calendar year 2001. Performance was impacted by the world-wide slowdown in advertising expenditures, which in turn was driven by slowing global economic growth, and the worsening economic crisis in Argentina and fear of a possible spread to other parts of Latin America. The cutback in advertising expenditures by major advertisers accelerated in the wake of the September 2001 terrorist attacks in the United States. We expect future advertising and commerce revenue to continue at its current lower level or to decrease and to only recover along with overall market conditions. We expect to continue deriving the substantial majority of our revenues from subscriptions to our AOLA country services, rather than advertising and commerce revenues.

     As of December 31, 2001, deferred revenues amounted to $4.3 million, down from $5.1 million at December 31, 2000. The deferred revenues consist of payments received in advance of our delivery of the related service and are recognized as income as the services are delivered. The decline in the deferred revenue year over year is primarily due to amortization of deferred revenue under a long-term contract with Hollywood.com.

     For the six months ended December 31, 2000, $4.4 million, or 36%, of our revenues were generated from advertising and commerce. This compares with $0.5 million in advertising and commerce revenues or 20% of revenues recognized over the six months ended December 31, 1999. The increase in advertising and commerce revenues is due to the inclusion of results from Brazil, Mexico and Argentina in the six months ended December 31, 2000, while only Brazil was operational during the six months ended December 31, 1999.

     Advertising and commerce revenues for the year ended June 30, 2000 were approximately $3.4 million. All of the advertising and commerce revenues generated through June 30, 2000 were associated with our Brazilian operations. We did not generate any advertising and commerce revenues during the period from December 15, 1998 through June 30, 1999.

     COSTS AND EXPENSES. The following table presents the components of costs and expenses for the twelve months ended December 31, 2001, December 31, 2000 and June 30, 2000, the six months ended December 31, 2000 and December 31, 1999, and for the period from December 15, 1998 (date of inception) to June 30, 1999.

                                                                                                                        Period from
                                               Year Ended                      Six Months Ended             Year Ended  December 15,
                                               December 31,                       December 31,               June 30,     1998 to
                                        ---------------------------       ---------------------------       ----------    June 30,
                                           2001             2000              2000             1999            2000         1999
                                        ----------       ----------       ----------       ----------       ----------   ----------
                                                         (Unaudited)                       (Unaudited)
Cost and expenses (In thousands):
  Cost of revenues                      $  120,772       $   53,808       $   38,270       $    4,828       $   20,366      $ 1,091
  Sales and marketing                      191,024          201,977          150,951           19,521           70,547           12
  Product development                        8,124            5,718            4,120              927            2,525          312
  General and administrative                41,591           28,825           19,247            6,108           15,686        1,979
                                        ----------       ----------       ----------       ----------       ----------     --------
    Total costs and expenses            $  361,511       $  290,328       $  212,588       $   31,384       $  109,124      $ 3,394
                                        ==========       ==========       ==========       ==========       ==========     ========

Cost and expenses as a percentage
  of total:
  Cost of revenues                            33.4%            18.5%            18.0%            15.4%            18.7%        32.1%
  Sales and marketing                         52.9%            69.6%            71.0%            62.2%            64.6%         0.4%
  Product development                          2.3%             2.0%             1.9%             2.9%             2.3%         9.2%
  General and administrative                  11.4%             9.9%             9.1%            19.5%            14.4%        58.3%
                                        ----------       ----------       ----------       ----------       ----------     --------
    Total costs and expenses                 100.0%           100.0%           100.0%           100.0%           100.0%       100.0%
                                        ==========       ==========       ==========       ==========       ==========     ========


     Total costs and expenses equaled approximately $361.5 million in the twelve months ended December 31, 2001, up approximately $71.2 million from the twelve months ended December 31, 2000. The majority of the increase occurred in cost of revenues, which increased approximately $67.0 million versus the prior year to $120.8 million, and was driven by higher membership levels and the resulting increase in network and member services costs. General and administrative expense increased $12.8 million, or 44%, over the same period in 2000, reflecting the full year of country operations in Mexico, Argentina and Puerto Rico. Product development expense increased $2.4 million versus the previous year period. Sales and marketing expense, however, declined by $11 million during fiscal 2001, to $191 million.

      COST OF REVENUES. Cost of revenues includes:

      o network-related costs consisting primarily of fees paid to third parties to carry our data over their telecommunications networks;

      o personnel and related costs for customer support and product and content development;

      o fees we pay to America Online for use of their servers that run our interactive services;

      o     fees we pay to America Online for technical support and training;

      o     fees paid to content providers; and

      o     collection costs and certain miscellaneous taxes.

     For the twelve months ended December 31, 2001, cost of revenues increased to approximately $120.8 million, up 125% from $53.8 million in the comparable prior year period. This increase primarily stems from increased telecommunications costs and call center costs required for our larger membership base. Cost of revenue accounted for 33% of our total cost structure during 2001, up from 19% in the year ended 2000, impacted by both the increase in absolute spending in the category and the slight reduction in sales and marketing expense.

     Cost of revenues paid to related parties during the year ended December 31, 2001 equaled $18.6 million, up from $5.8 million in the twelve months ended December 31, 2000, and were primarily paid to America Online for hosting, and member services costs and other support services for the country operations. Such expenses are primarily driven by membership levels.

     For the six months ended December 31, 2000, cost of revenues was approximately $38.3 million and represented 18% of our total costs and expenses compared to $4.8 million and 15% of total costs and expenses for the six months ended December 31, 1999. The increase of $33.4 million, or 693% in cost of revenues for the six months ended December 31, 2000, consisted primarily of network, telecommunications, content and member services costs for the operation of the three AOLA country services. These costs also included payments made or due to America Online and other third parties for the cost of using their computer systems, equipment and operations staffing and for establishing our call centers. For the six months ended December 31, 2000, the cost of services provided by America Online and the Cisneros Group was approximately $4.7 million and zero, respectively. Cost of revenues for the six months ended December 31, 1999, consisted primarily of costs associated with providing service to our CompuServe Classic subscribers and of costs associated with implementing our network and related member services for the launch of our AOLA country service in Brazil in November 1999.

     For the year ended June 30, 2000, cost of revenues was approximately $20.4 million, or 19% of our total costs and expenses, and consisted primarily of costs to launch our AOLA country services in Brazil and Mexico, preparation for the launch of the AOLA country service in Argentina, and the continued servicing of our CompuServe Classic subscribers. These costs also include payments made or due to America Online and other third parties for the costs of using their computer systems, equipment and operations staffing and for establishing our call centers and payments made to a third party for the management and administration of the CompuServe Classic service under our contract. During this period, the cost of services provided by America Online was approximately $2.6 million.

     For the period from December 15, 1998 to June 30, 1999, cost of revenues was approximately $1.1 million, or 32% of total costs and expenses. These costs, which were primarily payable to America Online, reflected the costs we incurred to provide service to our CompuServe Classic subscribers.

     SALES AND MARKETING. Sales and marketing expenses include our costs to acquire and retain our members, the operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs as well as the costs of brand advertising on television and in newspapers, magazines and other media.

     For the twelve months ended December 31, 2001, sales and marketing expenses totaled approximately $191 million, a decrease of approximately $11 million, or 6%, from the twelve months ended December 31, 2000. Sales and marketing expenditures during fiscal 2001 included a full year of Banco Itau amortization expense of $41.8 million related to our June 2000 Marketing Services agreement with Banco Itau, compared with approximately six and one-half months of amortization expense, equal to $23.2 million, in the year ago period. This amortization expense is related to the equity that was issued to Banco Itau in exchange for Banco Itau's efforts to achieve various subscriber and revenue levels during the first five years of the ten-year alliance. Excluding the impact of the Banco Itau amortization expense, expenditures related to sales and marketing decreased by $31 million, or 17% versus the prior year. The reduction in sales and marketing expenditures was driven by:

      o     the absence of launch-related expenditures in 2001;

      o     lower per unit CD and distribution costs;

      o more efficient member acquisition through more effective targeting of potential members; and

      o the absence of one-time costs associated with the sponsorship of the Rock in Rio music festival in 2000.

     In addition to the Banco Itau amortization expense, other sales and marketing expense paid to related parties for the twelve months ended December 31, 2001 equaled $0.9 million, primarily related to advertising on media properties controlled by AOLTW.

     As mentioned above, we expect to further increase the efficiency of our member acquisition efforts by more effectively focusing on target populations that have a greater likelihood of not only becoming members, but also becoming subscribers who pay on a timely basis and remain subscribers to our services for an extended period of time. We hope to achieve this by focusing efforts on channels that in the past have resulted in higher subscription rates relative to their acquisition cost. The level of success largely will depend on our ability to identify members that are most likely to pay their subscription fees on a timely basis. If these efforts to improve the overall quality of our membership base are successful, we would expect several results. First, we would expect the turnover rate in our membership base to decrease, and as a consequence, we would benefit from improved collections experience among our membership. Second, we would expect our overall cost structure - not only sales and marketing - to improve, since the scope of our network and call center support operations is proportional to the membership base. Third, our rate of member acquisition growth could slow, given that our marketing efforts would be more targeted. The success of this effort will depend in part on our ability to develop software tools and support systems designed to verify billing data for new subscribers to our country services.

     During the year ended December 31, 2001, sales and marketing expenses continued as the single largest cost category, accounting for 53% of total costs and expenses, declining from 70% in the comparable prior year period. We expect sales and marketing expenses to continue to decline relative to other components of total costs and expenses, especially if we are successful in our efforts to obtain greater efficiencies from our member acquisition activities.

     For the six months ended December 31, 2000, sales and marketing expenses were approximately $151.0 million, or 71% of our total costs and expenses. Sales and marketing expenses over this period primarily reflect the costs related to the launch of our services in Mexico and Argentina, which included significant expenditures to establish the AOL brand within those countries, and aggressive marketing programs to expand our membership base in Brazil, Mexico and Argentina. The $151.0 million in sales and marketing expenses incurred during the six months ended December 31, 2000 also include approximately $21.1 million in amortization of the capitalized costs of our contract with Banco Itau and $11.1 million in one-time costs associated with our sponsorship of the Rock in Rio music festival. In comparison, sales and marketing expenses for the six months ended December 31, 1999 were $19.5 million or 62% of our total costs and expenses and consisted primarily of costs associated with the launch of our Brazil services in November 1999. During this period, we engaged in a significant amount of advertising to promote our brand in Brazil as well as direct marketing to acquire subscribers of the AOLA country service in Brazil.

     For the year ended June 30, 2000, sales and marketing expenses were approximately $70.5 million or 65% of our total costs and expenses and primarily reflect the costs related to the launch of our AOLA country service in Brazil in November 1999. During this period, we engaged in a significant amount of advertising to promote our brand as well as direct marketing to acquire subscribers of the service. We did not incur substantial sales and marketing expense for the period from December 15, 1998 to June 30, 1999.

     On June 12, 2000, we entered into a strategic interactive services and marketing agreement with Banco Itau of Brazil. Pursuant to this agreement, an aggregate of 31,700,000 shares of class A common stock, valued at $253.6 million based on the initial public offering price of $8.00 per share, were subsequently issued to Banco Itau on August 11, 2000. Since there are potential, specific payments (from Banco Itau to us) related to performance in the first five years of the agreement with Banco Itau, $164.8 million of the cost (value of the shares issued) is being expensed on a straight-line basis over that period. The remaining balance of the cost, $88.8 million, is being expensed on a straight-line basis over the ten-year term of the agreement. For the year ended December 31, 2001, the six months ended December 31, 2000 and the year ended June 30, 2000, $41.8 million, $21.1 million and $2.1 million of expenses were recorded for the Banco Itau shares and are included in sales and marketing expense.

        PRODUCT DEVELOPMENT. Under specific conditions, we capitalize certain product development costs, which consist mainly of charges from America Online for personnel and costs associated with the localization of our interactive services and other developments we request America Online to provide. We capitalize such costs incurred once the product or enhancement reaches technological feasibility and up until completion of beta testing. Prior to technological feasibility, and once the product or service is commercially available (upon completion of beta testing), costs are again expensed as incurred. Amortization of product development costs is provided on a product-by-product basis, using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed three years, beginning the month after the date of product release. Quarterly, we review and expense the unamortized cost of any feature identified as being impaired. We also review the recoverability of the total unamortized cost of all features and software products in relation to their estimated online service and other relevant revenues and, when necessary, make an appropriate adjustment to net realizable value.

     Product development expense for the twelve months ended December 31, 2001 equaled $8.1 million, up $2.4 million, or 42% from $5.7 million for the twelve months ended December 31, 2000. The increase was due to the fact that Mexico and Argentina were operational for the full fiscal year, and thereby incurred maintenance fees for the full twelve-month period. Such maintenance fees, which are paid to America Online, are incurred as flat monthly fees charged per country. Total product development costs incurred to America Online during each of the periods was $5.4 million, which in addition to maintenance fees, includes costs for technical support of the functionality related to our country services.

     Product development costs expensed for the six months ended December 31, 2000 were approximately $4.1 million versus $927,000 for the six months ended December 31, 1999. Product development costs expensed were $2.5 million and $312,000 for the year ended June 30, 2000 and for the period from December 15, 1998 through June 30, 1999, respectively. In the six months ended December 31, 2000, a significant portion of these costs related to new software and country specific features and functionality related to services in Mexico and Argentina, the two countries in which our services were launched during that period. In the year ended June 30, 2000, a significant portion of these costs related to an increase in technical support from America Online for the launch of our AOLA country service in Brazil and the anticipated launch of our AOLA country services in Mexico and Argentina. Costs incurred for the six months ended December 31, 1999 and for the period ended June 30, 1999 were primarily related to the launch of AOLA country service in Brazil.

     GENERAL AND ADMINISTRATIVE. For the year ended December 31, 2001, general and administrative expenses were approximately $41.6 million, compared with $28.8 million in the comparable prior year period, an increase of approximately 44%. For the year ended December 31, 2001, approximately $2.0 million and $300,000, respectively, were paid to America Online and the Cisneros Group. The year ended December 2001 also includes a write off of approximately $1.5 million associated with leasehold improvements and future lease commitments in the Fort Lauderdale headquarters group, related to space that was abandoned after the company's September 2001 restructuring. In addition, we incurred a $4.0 million charge in September 2001 associated with a reduction of 7% of our global work force, relating primarily to severance expenses. We anticipate the rate of growth in our general and administrative expenses to decelerate in 2002 as we are approaching full levels of staffing in our headquarters and country operations, and as benefits from the September 2001 restructuring are realized.

      For the six months ended December 31, 2000, our general and administrative costs were approximately $19.2 million, compared to $6.1 million during the six months ended December 31, 1999. Our general and administrative expenses increased during the six months ended December 31, 2000 because we hired additional management and administrative personnel. Additional personnel were hired to support the launches of our AOLA country services in Mexico and Argentina, to assist the anticipated launch of our co-branded services with Banco Itau in Brazil, and to initiate our marketing activities in Puerto Rico. Both America Online and the Cisneros Group provided us with management and administrative services to support the launches in Mexico and Argentina. We incurred fees of approximately $1.3 million and $1.8 million for support services provided by America Online and $185,000 and $165,000 for services provided by the Cisneros Group during the six months ended December 31, 2000 and 1999, respectively.

     For the year ended June 30, 2000, our general and administrative costs were approximately $15.7 million. Our general and administrative expenses increased during this period as we hired additional management and administrative personnel to support the launch in Brazil in November 1999 and the anticipated launch of our interactive services in Mexico and Argentina. Both America Online and the Cisneros Group provided us with management and administrative services to support the launch in Brazil. During this period, we incurred support fees of approximately $1.9 million for support services provided by America Online and $400,000 for services provided by the Cisneros Group.

     From December 15, 1998 through June 30, 1999, general and administrative costs were approximately $2.0 million. Expenses during this period were primarily attributable to personnel costs, general office expenses and support fees of approximately $1.0 million payable to America Online and $300,000 payable to the Cisneros Group.

     OTHER INCOME, NET. Other income, net consists primarily of interest income, foreign currency losses and realized gains and losses on investments. For the twelve months ended December 31, 2001, other income, net was $4.8 million, comprised primarily of interest income derived from the investment of proceeds raised during previous financing rounds. For the twelve month period ended December 31, 2000, other income, net equaled approximately $1.6 million, and consisted of approximately $5.8 million of interest income partially offset by the writedown of $3.7 million in our investment of Hollywood.com and foreign currency losses of $740,000. For the six months ended December 31, 2000, other income, net consisted of approximately $4.3 million in interest income largely offset by the write-down of $3.7 million in the value of our investment in Hollywood.com and foreign currency losses and interest expense of $400,000. For the year ended June 30, 2000, other income, net was $2.0 million, substantially all of which was interest income from the investment of the proceeds from our IPO in short-term securities.

     INCOME TAXES. There is no provision for income taxes for the year ended December 31, 2001, the six months ended December 31, 2000 or for the year ended June 30, 2000; however, a provision of approximately $100,000 from December 15, 1998 to June 30, 1999 was required. For additional information regarding income taxes, see note 9 to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

      From inception through December 31, 2001, our operations have been financed through capital raised from several rounds of financing, including our initial public offering on August 8, 2000. Funds raised through December 31, 2001 have totaled $553.1 million, net of issuance-related expenses. Prior to the initial public offering, contributions by joint venture partners totaled $200.1 million, corresponding to $150.1 million by the Cisneros Group and $50.0 million by America Online. Subsequently, our initial public offering in August 2000 generated total proceeds of $203.1 million, including the exercise of the over-allotment option by the underwriters, and net of the issuance expenses. An additional round of financing took place in March 2001, pursuant to which we raised $150 million through the sale of stock to America Online, the Cisneros Group and Banco Itau. We completed our fiscal year 2001 with $46.7 million in cash on hand.

     During the twelve months ended December 31, 2001, our operations required $228 million to fund operating losses and $6 million for capital expenditures. This was financed primarily through capital contributions from America Online, the Cisneros Group and Banco Itau of $150 million ($149 million net of transactional expenses), a reduction in our cash balances and short-term investments of $17 million and an increase in our accounts payable of $12 million. In the comparable prior year period, our operations required $233 million of cash to fund operating losses and capital expenditures of $11 million. This was financed primarily through reductions in our short-term investments, and a slight decrease in our working capital.

     During the six months ending December 31, 2000, we used $172.5 million in cash to fund losses from operations.

      In order to fund our operating and cash requirements through the end of 2002, on March 8, 2002, we entered into a Note Purchase Agreement with AOLTW, the parent company of America Online, which is one of our principal stockholders. Under the note purchase agreement, AOLTW has agreed to make available to us, subject to standard borrowing conditions, up to $160 million prior to December 31, 2002 in exchange for senior convertible notes of AOLA due in March of 2007. The senior convertible notes will bear an annual coupon of 11%, payable quarterly. Initially, the senior convertible notes will be convertible into a newly created series of preferred stock, series F. The series F preferred stock will be converted automatically into series B preferred stock, which is the series of preferred stock currently owned by America Online, if required stockholder approvals are obtained, which is expected to occur at our annual stockholders meeting tentatively scheduled for July 2002. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8,
2002). The senior convertible notes will be convertible at any time at the option of the holder, and will be redeemable by us at any time after 18 months, subject to the holder's right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds. Interest will be payable either in cash, additional senior convertible notes or preferred stock, at our option. If interest is paid in shares, the price per share is to be determined based on the average closing price of the class A common stock for the twenty trading dates prior to the date of payment. On March 11, 2002, we issued the initial note to AOLTW for $17.3 million in principal.

     In the event the $160 million in senior convertible notes were to be converted by AOLTW, an additional 44,150,110 shares of preferred stock would be issued to AOLTW, increasing the economic ownership by America Online and its affiliates in AOLA to 50.9% and their relative voting strength to 57.6%, also assuming conversion of the warrant granted to America Online at the date of our IPO. At present, it is our intention to pay the interest on the senior convertible notes through the issuance of additional senior convertible notes or preferred shares, which will increase the percentages set forth above. Interest payments on the senior convertible notes, over their five-year life, could total approximately $85 million, depending on the timing of the issuance of the senior convertible notes pursuant to the note purchase agreement.

     We anticipate that the cash on hand and the cash to be raised through the issuance of the senior convertible notes to AOLTW will be sufficient to fund operations through the end of the 2002 calendar year, based upon our current operating budget. A portion of this cash may be used for the acquisition and subsequent funding of technologies, products or businesses complementary to our business. The projected spending is comprised primarily of discretionary items that could be adjusted, when or if necessary. Subsequent financing will be required before we expect to become cash self-sufficient. In order to fund our post-2002 cash needs, we will seek to sell additional equity or debt securities or to enter into credit facilities, although we cannot assure that such funding will be obtained on favorable terms, if at all, or that the holders of the senior convertible notes will not require the proceeds of any such financing to be used to repay the senior convertible notes.

     Current assets at December 31, 2001 amounted to $62.9 million, compared to approximately $164.1 million at December 31, 2000. Current liabilities were approximately $62.1 million and $52.8 million, respectively, at those same dates. Therefore, at December 31, 2001, we had working capital of approximately $0.8 million, compared to working capital of $111.2 million at December 31, 2000.

     The decrease in current assets at December 31, 2001 was primarily attributable to the use of cash balances throughout the year to finance operating costs and other operating requirements. The increase in current liabilities was primarily due to increases in trade accounts payable, payables to affiliates, and accrued expenses resulting from the growth in operations. The increases resulted from the expansion of our AOLA country services into Mexico and Argentina during 2001 compared to 2000 and activities related to our agreement with America Online regarding subscribers to the AOL-branded service in Puerto Rico.

     At December 31, 2001, our material firm operating commitments for the next five years were approximately $76.6 million, compared to approximately $67.6 million at December 31, 2000. Material firm operating commitments represent our minimum obligations under third-party telecommunications network contracts through January 2005 and obligations under leases for office space, autos and office equipment used in the normal course of operations. The year-over-year increase was driven in large part by our increased membership base and the resulting need for increased telecommunications network capacity. In accordance with current accounting rules, the future rights and obligations pertaining to such commitments are not reflected as assets or liabilities on the accompanying consolidated balance sheet. The following table summarizes our material firm operating commitments at December 31, 2001, and the timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods:

(in thousands)                    2002       2003 - 2005        POST 2005      TOTAL
                                  ----       -----------        ---------      -----
NATURE OF FIRM COMMITMENTS

Network Commitments            $  26,714      $  41,560             --      $  68,274
Leases                             2,895          5,401            233          8,529
Total                          $  29,609      $  46,961      $     233      $  76,803


SEGMENT RESULTS OF OPERATIONS

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," we disclose information based on the way we organize financial information for making operating decisions and assessing performance. We consider markets in which we have launched our AOLA country services as operational segments and report our operations on a country-by-country basis. In determining reporting segments, we internally reviewed the current management structure that reports to the chief operating decision-maker and analyzed the reports received by that decision-maker in order to allocate resources and measure performance. Each of our operating segments derives its revenues from interactive services through subscription revenues and advertising, e-commerce and other revenues. Interactive services consist of the delivery of our AOLA country services. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies contained in note 2 of our consolidated financial statements.

     As of December 31, 2001, we internally reported our results of operations in four geographic segments, Brazil, Mexico, Argentina and Puerto Rico, in addition to our Corporate and Other group. For purposes of the segment presentation below, due to immateriality, amounts for Puerto Rico, CompuServe (in countries where we have not launched our AOLA country services), our regional portal and amounts related to our Corporate headquarters are included in the Corporate and Other segment. We expect that amounts related to Puerto Rico will not be immaterial in future reporting periods and that Puerto Rico will become a separate reporting segment. No single customer accounted for 10% or more of our total revenues for any of the periods presented. See note 6 to our consolidated financial statements for a discussion of segments.

     At December 31, 2000, we operated in the following segments: Brazil, Mexico, Argentina, Puerto Rico and Corporate and Other. As of June 30, 2000, we operated in a single segment, through the provision of our AOLA country service in Brazil.

     Our revenues on a segment basis are as follows:


                                                                                                                     Period from
                                                         Year Ended               Six Months Ended                   December 15,
                                                        December 31,                December 31,        Year Ended     1998 to
                                                  ---------------------       ---------------------      June 30,      June 30,
                                                   2001          2000          2000          1999          2000          1999
                                                  -------       -------       -------       -------      ---------   ------------
                                                             (Unaudited)                 (Unaudited)
REVENUES (in thousands)

BRAZIL
  Subscription revenues                           $17,853       $ 6,950       $ 4,940       $   489       $ 2,154       $    --
  Advertising and commerce revenues                 8,870         5,470         2,715            --         3,292            --
                                                  -------       -------       -------       -------       -------       -------
    Total Brazil                                   26,723        12,420         7,655           489         5,446            --
                                                  -------       -------       -------       -------       -------       -------
MEXICO
  Subscription revenues                            19,579         2,379         2,379            --            --            --
  Advertising and commerce revenues                 5,557           996           996            --            --            --
                                                  -------       -------       -------       -------       -------       -------
    Total Mexico                                   25,136         3,375         3,375            --            --            --
                                                  -------       -------       -------       -------       -------       -------
ARGENTINA
    Subscription revenues                           7,388           420           420            --            --            --
    Advertising and commerce revenues               1,766           665           665            --            --            --
                                                  -------       -------       -------       -------       -------       -------
      Total Argentina                               9,154         1,085         1,085            --            --            --
                                                  -------       -------       -------       -------       -------       -------
CORPORATE AND OTHER
    Subscription revenues                           5,098         2,042           311         1,617         3,694         1,644
    Advertising and commerce revenues                 332           106            47           537            60            --
                                                  -------       -------       -------       -------       -------       -------
      Total Corporate and Other                     5,430         2,148           358         2,154         3,754         1,644
                                                  -------       -------       -------       -------       -------       -------
Total Revenues                                    $66,443       $19,028       $12,473       $ 2,643       $ 9,200       $ 1,644
                                                  =======       =======       =======       =======       =======       =======



     For the twelve-month period ended December 31, 2001, our total consolidated revenues increased to $66.4 million, up 249% from the comparable prior year period, driven by all country services being operational for the full year. Brazil, our largest segment, increased by $14.1 million, or 112%, to $26.7 million, and represented 40% of total company revenues. In local currency terms, revenue from Brazil increased 153% versus the prior year period. Revenues in Mexico, our second largest segment, increased to $25.1 million, up from $3.4 million the prior year, and accounted for 37.8% of total consolidated revenues. At $9.2 million, Argentina was our third largest revenue segment and accounted for 13.8% of total consolidated revenue. During fiscal 2001, our Corporate and Other segment, which is comprised primarily of revenues received from America Online related to the AOL-branded service offered in Puerto Rico, accounted for 8.2% of revenues. Due to the timing of the country launches, revenues from Mexico, Argentina and Puerto Rico were first received in the last quarter of the twelve-month period ended December 31, 2000.

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

     For the year ended June 30, 2000, our revenues were approximately $9.2 million, of which $5.4 million were generated in Brazil and the remainder by our Corporate and Other segments. The $3.8 million and $1.6 million in revenues for the Corporate and Other segment for the year ended June 30, 2000 and for the period ended June 30, 1999, respectively, consists of revenues from CompuServe Classic subscribers. Our revenues for the period from inception to June 30, 1999 were substantially all from CompuServe Classic subscribers.

     Our losses from operations on a segment basis are as follows:




                                                                                                                        Period from
                                                       Year Ended              Six Months Ended                         December 15,
                                                      December 31,                December 31,            Year Ended      1998 to
                                              ------------------------      ------------------------       June 30,      June 30,
                                                 2001           2000           2000           1999           2000          1999
                                              ---------      ---------      ---------      ---------      ---------     -----------
                                                             (Unaudited)                  (Unaudited)

LOSS FROM OPERATIONS (in thousands):
  Brazil                                      $(147,731)     $(161,070)     $(101,682)     $ (23,090)     $ (82,477)     $      --
  Mexico                                        (71,550)       (50,221)       (50,221)            --             --             --
  Argentina                                     (39,663)       (34,565)       (34,565)            --             --             --
  Corporate and Other                           (36,124)       (25,444)       (13,647)        (5,651)       (17,447)        (1,750)
                                              ---------      ---------      ---------      ---------      ---------      ---------
    Total Consolidated Loss from Operations   $(295,068)     $(271,300)     $(200,115)     $ (28,741)     $ (99,924)     $  (1,750)
                                              =========      =========      =========      =========      =========      =========



     Our loss from operations for the twelve months ended December 31, 2001 increased to approximately $295.1 million, up $23.8 million from the comparable prior year period. In general terms, Brazil narrowed its year-over-year loss while the Mexico, Argentina and the Corporate and Other segment widened their losses. The loss in Brazil was reduced by $13.3 million to $147.7 million, despite the effect of a full year of amortization expense from our Banco Itau marketing agreement during 2001, as compared to the slightly more than half-year impact recorded during calendar 2000. In addition to the absence of one-time marketing expenditures such as our sponsorship of the Rock in Rio music festival, losses in Brazil were reduced by approximately $27.0 million as a result of the impact of the devaluation of the Brazilian real versus the U.S. dollar. The real devalued by an average of approximately 30% in 2001 from the previous year. Loss from operations in Mexico, Argentina and Puerto Rico, meanwhile, increased year-over-year as these country services were operational for the full twelve-month period (as compared with less than half during the prior year period), and were supported by significant launch-related marketing expenditures during the year ended 2001. The Corporate and Other segment, which is comprised mainly of the Fort Lauderdale headquarters operation, increased its loss to $36.1 million, due to increased staffing during calendar 2001. The

Corporate and Other segment was also affected by a non-recurring charge of approximately $2.2 million related to the workforce reduction announced in September 2001.

     Our loss from operations for the six months ended December 31, 2000 increased approximately $171.4 million, from $28.7 million for the six months ended December 31, 1999 to $200.1 million for the six months ended December 31, 2000. Brazil, Mexico, and Argentina accounted for approximately $78.6 million, $50.2 million and $34.6 million of this increase in losses from operations, respectively. Losses from corporate support functions increased by $8.0 million over the same time period. Increased losses in Brazil during the six months ended December 31, 2000, as compared to the same period ended December 31, 1999, were due to the increased level of operations in Brazil during 2000 following the launch of the AOLA country service in Brazil in November 1999. We incurred significant marketing expenses in Brazil over the six months ended December 31, 2000 as we recognized expenses related to the following: our alliance with Banco Itau and our sponsorship of the Rock in Rio music festival, continued investment in brand marketing efforts and distribution of CDs over a larger geographical area in connection with our expanded network reach. Increased losses in Mexico and Argentina were due to the launch of AOLA country services in these countries during the latter part of the year 2000, which resulted in significant brand marketing expenses and CD distribution efforts.

     Our loss from operations for the year-ended June 30, 2000 increased by $98.2 million, from $1.8 million to $99.9 million, compared to the loss from operations for the period ended June 30, 1999. Brazil accounted for $82.5 million of the increase in losses over the time period with the remainder of the increase in losses resulting from increased corporate activities and pre-launch expenditures for Mexico and Argentina. We incurred significant marketing expenses in Brazil during the year ended June 30, 2000, as we aggressively marketed our brand and distributed CDs.

     Our tangible and long-lived assets on a segment basis are as follows. The differences between segment tangible assets and total consolidated assets represent product development and other intangible assets for each period presented:

                                                           December 31,
                                                     ----------------------
                                                        2001          2000
                                                     --------      --------
         ASSETS (in thousands):
           Brazil                                    $ 14,376      $ 20,690
           Mexico                                      10,698        19,352
           Argentina                                    9,235        12,501
           Corporate and other                         49,087       124,612
                                                     --------      --------
             Total tangible assets                     83,396       177,155
             Plus: intangible assets                      988         1,876
                                                     --------      --------

               Total consolidated                    $ 84,384      $179,031
                                                     ========      ========


         LONG-LIVED ASSETS:
           Brazil                                    $  4,756      $  5,361
           Mexico                                       2,119         2,592
           Argentina                                      958         2,012
                                                     --------      --------
             Total International                        7,833         9,965
             United States and Puerto Rico              4,125         1,342
                                                     --------      --------
               Total long-lived assets               $ 11,958      $ 11,307
                                                     ========      ========

     At December 31, 2001, we had tangible assets of $83.4 million, down from $177.2 million at December 31, 2000, comprised of $14.4 million in Brazil, $10.7 million in Mexico, $9.2 million in Argentina and $49.1 million in Corporate and Other. At December 31, 2000, we had tangible assets of $20.7 million, $19.4 million and $12.5 million in Brazil, Mexico and Argentina, respectively, with the Corporate and Other accounting for

$124.6 million. The major part of the asset position in the Corporate and Other segment was located in the United States and consisted of cash raised during our 2001 financing round and in our initial public offering in August 2000. The year-over-year decrease in tangible assets resulted mainly from the reduction of cash balances held in the United States used to fund our expansion plans in support of the country operations, and was also driven by reductions in working capital positions in all country operations. Tangible assets in Brazil decreased by $6.3 million versus December 31, 2000 as a result of reductions in local cash positions and lower value added tax asset balances. Asset positions in Mexico were reduced by $8.7 million, driven primarily by the utilization of prepaid marketing expenses over fiscal 2001. The $3.3 million reduction in Argentine asset positions was primarily due to a reduction in that country operation's cash positions. Reductions in country cash positions were primarily motivated by corporate risk management policies designed to minimize sovereign and counterparty risk exposures.

      Depreciation and amortization expense for the year ended December 31, 2001 totaled $4.9 million for the company and consisted of $1.6 million, $800,000 and $500,000 in Brazil, Mexico and Argentina, respectively, together with $2.0 million in the United States and Puerto Rico. For the twelve months ended December 31, 2000, total depreciation for AOLA was $2.3 million, comprised of $855,000 in Brazil, $583,000 in Mexico, $373,000 in Argentina and $493,000 in
the United States and Puerto Rico, respectively. For the six months ended December 31, 2000, depreciation and amortization expense in Brazil, Mexico, and Argentina was $517,000, $487,000 and $244,000, respectively, with the remainder of $297,000 incurred in the United States and Puerto Rico. Depreciation and amortization expense for the six months ended December 31, 1999 and for the period from inception to June 30, 2000 was less than $1.0 million.

      Expenditures for long-lived assets for the year ended December 31, 2001 were $2.1 million, $200,000 , and $20,000 in Brazil, Mexico and Argentina, respectively, with the remainder of $3.6 million in the United States and Puerto Rico. For the six months ended December 31, 2000, expenditures for long-lived assets were $2.7 million, $542,000 and $432,000 in Brazil, Mexico and Argentina, respectively, together with $742,000 in the United States and Puerto Rico. Expenditures for long-lived assets from inception to June 30, 2000 were $9.1 million, of which $4.0 million was incurred in Brazil and the remainder of $5.1 million outside of Brazil.

SEASONALITY

     We expect subscriber growth to be lower during the first and fourth calendar quarters, which is the summer season in much of Latin America, and higher during our second and third calendar quarters, which is the winter season in much of Latin America.

CRITICAL ACCOUNTING POLICIES

     The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. We believe the following represent our critical accounting policies as contemplated by FRR 60. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 2 to the accompanying consolidated financial statements.

     REVENUE RECOGNITION

     For subscribers in Brazil, Mexico and Argentina that have elected to pay their subscription fees with credit or debit cards, or through direct debit from bank accounts, we begin to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers in these countries who pay their subscription fees through cash payment mechanisms such as boletos, we do not begin to recognize subscription revenues until the cash payment is received. The vast majority of subscribers to the AOL-branded service in Puerto Rico pay their subscription fees by credit card. Revenue from subscribers to Puerto Rico, which are received directly from America Online, are recognized when the fees become due. Were we to begin to recognize fees from subscribers choosing cash payment options as revenue when they become due, our subscriber revenues and bad debt expense would be greater than currently reported. As we gain additional experience with the collectibility of our cash accounts receivable, we may begin to recognize revenue when the fees become due.

      Under our strategic alliance with Banco Itau, Banco Itau is required to offer at least one hour of subsidized usage per month to subscribers of the co-branded service following the expiration of a subscriber's trial period. Banco Itau may also choose to provide its customers additional subsidized time beyond the one hour obligation. In addition, Banco Itau is required to pay us a nominal amount for subscribers who have not used the service during the previous month and are no longer in their free trial period. We record amounts paid to us by Banco Itau on behalf of its customers for subsidies which it chooses or is required to make as a reduction of marketing expenses and not as subscriber revenues. Amounts paid directly to us by subscribers that exceed the time subsidized by Banco Itau are included in subscription revenues. Were we to recognize payments from Banco Itau as revenues, our subscriber revenues and sales and marketing expense would be higher than currently reported.

     VALUATION OF ACCOUNTS RECEIVABLE - RESERVE FOR BAD DEBT

     We estimate that the carrying amount of our trade accounts receivable, which are primarily from subscriber fees and advertising and commerce, approximate their fair market value. This requires us to estimate the portion of accounts receivable that will ultimately be written off as uncollectible.

     For this purpose, management maintains a reserve to provide for estimated credit losses and has the responsibility for determining that the reserve is adequate, for probable and inherent losses relating to trade receivables at each reporting date. Although allowances for potential credit losses are determined based on historical experience, current evaluation of the composition of accounts receivable and expected credit trends, our short operating history makes prediction of actual credit losses difficult. Currently, we fully reserve all amounts that are outstanding for more than 90 days past their due dates. To the extent actual credit losses differ from our estimates for uncollectible accounts, such amounts as are eventually collected will be adjusted to income in the period actually collected.

     We recorded provisions to the allowance of approximately $2.2 million during the year ended December 31, 2001. Write-offs against the allowance totaled approximately $734,000 during the year ended December 31, 2001.

     As of December 31, 2001, we had a value-added tax (VAT) receivable from the Argentine government of approximately $7.2 million. This receivable, which arose in the normal conduct of our business, will be recovered as we make sales in Argentina and make collections from our customers. Given current economic conditions in Argentina, the period of collection could exceed two years. Were the government in Argentina to dishonor its VAT obligation, or force its exchange for securities of lower value, this could result in an impairment of the value of our VAT asset. We have not established any valuation reserves for this asset.

     PROPERTY AND EQUIPMENT - RESERVE FOR LEASE ABANDONMENT

     Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation. Depreciation or amortization is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever are shorter. Long-lived assets and identifiable intangibles related to those assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the abandonment of leased facilities at our Fort Lauderdale offices, we incurred a charge of approximately $600,000 during the year ended 2001 for the impairment of leasehold improvements and furniture, and established a reserve related to the future lease commitments for the facilities that are not expected to be utilized going forward of approximately $900,000. This will have the effect of reducing reported rent expense and amortization expense of leasehold improvements and furniture going forward.

     DEFERRED TAX ASSETS

     Deferred income tax assets and liabilities are determined based on the difference between financial reporting and the tax bases of assets and liabilities. We measure these taxes using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Given our history of operating losses, we have significant tax loss carry forward assets which we have fully reserved to reduce their carrying value to zero. Were we to determine that such assets were eventually to be utilized, we would reverse the related valuation allowances and recognize a benefit related to these assets.

FORWARD-LOOKING STATEMENTS

     This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: plans for future expansion of our network, efforts to improve the quality of our membership base and the results of those efforts, future advertising, commerce and marketing efforts, plans for our CompuServe Classic brand, the benefits we expect to receive from our strategic alliance with Banco Itau, future expenses, future marketing agreements, expected improvements and expansion of telecommunication services and infrastructure in Latin America, our ability to effectively compete, America Online's ability to protect our intellectual property rights, the effect of pending legislation on Internet usage, new service plans in Mexico, the percentage of subscribers in free trial periods, future advertising and commerce revenues, future results of the AOL-branded service in Puerto Rico, the effect of seasonality, the effect of Argentine peso devaluation and the adequacy of our network infrastructure.

RISK FACTORS

     The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

AMERICA ONLINE AND THE CISNEROS GROUP CONTROL APPROXIMATELY 49.7% AND 47.8%, RESPECTIVELY, OF THE VOTING POWER OF OUR OUTSTANDING CAPITAL STOCK, MAY HAVE INTERESTS THAT CONFLICT WITH THE INTERESTS OF CLASS A COMMON STOCKHOLDERS AND MAY PLACE THEIR INTERESTS AHEAD OF THOSE STOCKHOLDERS

      Because America Online and the Cisneros Group operate in the interactive services and media industries, their current control of approximately 49.7% and 47.8%, respectively, of the voting power of our outstanding capital stock creates actual and potential conflicts of interest between them and us. Neither our restated certificate of incorporation nor our agreements with America Online and the Cisneros Group prevent them from pursuing other opportunities that might be disadvantageous to us, acquiring a minority interest in businesses that compete with us or, in some instances, directly competing with us. Consequently, they each have the power to take actions that may be directly opposed to our interests and the interests of the class A common stockholders.

IF WE ARE NOT ABLE TO CONVERT OUR SUBSCRIBERS INTO PAYING SUBSCRIBERS, WE WILL NOT BE ABLE TO INCREASE OUR REVENUES AS PLANNED

     In our limited operating history, we have had difficulty in converting trial subscribers and subscribers who choose non-credit card payment options into subscribers who pay on a timely basis. If we fail to successfully convert these subscribers, we will have difficulty increasing our revenues at the rates required to reduce our operating losses and achieve profitability. To date, a substantial majority of our subscribers who have chosen non-credit card payment methods have not made payments on their accounts following the end of their free trial periods or have not made timely payment.

     Because our marketing efforts include offering a free trial period to our subscribers, substantial portions of our subscribers are in their free trial period. We expect that trial subscribers will represent a substantial portion of our total subscriber population since we are in the early stage of development. The percentage of trial subscribers is likely to be at its highest following heavy promotional activity, which may include offering extended trial periods.

IF OUR RELATIONSHIP WITH BANCO ITAU IS NOT SUCCESSFUL, OUR REPUTATION, FINANCIAL CONDITION AND COMPETITIVE POSITION MAY BE HARMED

     Our strategic marketing alliance with Banco Itau is subject to a number of risks and uncertainties. We issued 31,700,000 shares of our class A common stock to Banco Itau on August 11, 2000. If we are unable to receive the expected benefits from this alliance, our business could suffer. For example:

     o If we and Banco Itau are not successful in attracting a significant number of subscribers, or if these subscribers do not choose to pay for the service but instead use only the free time allotted to them, we will not achieve the revenue levels that we expect. As of February 2002, approximately half of the subscribers to the Banco Itau co-branded service had not used the service during the previous month. Furthermore, a substantial portion of the remaining Banco Itau subscribers who are not in their free trial periods as of that date did not exceed the time subsidized by Banco Itau.

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

     o Because we and Banco Itau are marketing a co-branded service, if Banco Itau experiences any financial difficulties or negative publicity for any reason, our reputation and financial condition could be adversely affected.

IF AMERICA ONLINE AND THE CISNEROS GROUP FAIL TO AGREE ON MATTERS RELATED TO OUR BUSINESS, OUR BUSINESS MAY BE ADVERSELY AFFECTED FOR AS LONG AS THEY REMAIN IN DEADLOCK

     Because America Online and the Cisneros Group jointly control AOLA through provisions contained in our restated certificate of incorporation, restated by-laws, and stockholders' agreement, either America Online or the

Cisneros Group can block a wide variety of actions, including expanding our business beyond offering AOL-branded TV- based and wireless-based online services in Latin America and changing significant corporate governance provisions in our restated certificate of incorporation and restated by-laws.

OUR SHORT OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE FINANCIAL PERFORMANCE; TO DATE WE HAVE EXPERIENCED SUBSTANTIAL LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

     We are at an early stage of development in a new and rapidly evolving market. We launched our first AOLA country service and our first AOLA country Internet portal in November 1999 in Brazil. In July and August 2000, we launched our country service and Internet portal in Mexico and Argentina, respectively, and in December 2000, we began marketing the AOL-branded services in Puerto Rico. We incurred cumulative net operating losses of approximately $590.0 million from December 15, 1998, the date of our inception, through December 31, 2001. We expect to continue to incur net losses as we expend substantial resources to develop our business. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future. We will need to generate significant revenues to achieve profitability and we may not be able to do so.

BECAUSE AMERICA ONLINE HAS ONLY A LIMITED COMMITMENT, AND THE CISNEROS GROUP AND BANCO ITAU DO NOT HAVE ANY COMMITMENT, TO FUND OUR CAPITAL REQUIREMENTS, IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING FROM THEM OR OTHER SOURCES, WE WILL BE UNABLE TO SUSTAIN OUR BUSINESS

We anticipate that the cash on hand and the cash to be invested by America Online (through the purchase of senior convertible notes by AOLTW) will be sufficient to fund operations through the end of the 2002 calendar year based upon our current operating budget. A portion of this cash may be used for the acquisition and subsequent funding of technologies, products or businesses complementary to our business. We will be required to obtain additional financing in the form of the sale of additional equity or debt securities or by entering into a credit facility, although there is no assurance that such funding will be obtained on favorable terms, if at all, or that the holders of the senior convertible notes issued to AOLTW will not require the proceeds of any such financing to be used to repay the senior convertible notes. To the extent that the holders of the senior convertible notes require the proceeds of any such financing to be used to repay the senior convertible notes, the funds would not be available for use by us. Subsequent financing will be required to fund our post-2002 cash needs. Any additional equity financing, if available, may be dilutive to our stockholders, and any debt financing, if available, may involve restrictions on our financing and operating activities.

OUR POTENTIAL ISSUANCE OF STOCK UPON THE CONVERSION OF OUR CONVERTIBLE DEBT AND/OR OUR PAYMENT OF INTEREST UNDER THE NOTES IN ADDITIONAL STOCK MAY DEPRESS THE PRICE OF OUR CLASS A COMMON STOCK AND CAUSE SUBSTANTIAL DILUTION

     The conversion of the senior convertible notes and/or the payment of interest on the senior convertible notes in stock could result in substantial dilution to the interests of our class A stockholders and a decrease in the price of our stock. A decline in the price of our common stock could encourage short sales of our stock, which could place further downward pressure on the price of our stock.

BECAUSE MOST OF OUR REVENUES ARE PAID IN LATIN AMERICAN CURRENCIES, THE VALUE OF OUR REVENUES WILL DECLINE IF THESE CURRENCIES DEPRECIATE RELATIVE TO THE U.S. DOLLAR

     Although our reporting currency is the U.S. dollar, most of our revenues are received in the currencies of the countries in which we offer our interactive services. The currencies of many Latin American countries, including Brazil, Mexico and Argentina, have experienced substantial volatility and depreciation in the past. Our revenues will decline in value if the local currencies in which we are paid depreciate relative to the U.S. dollar, which would adversely affect our business. In fact, our revenues related to Argentina have been adversely affected by the recent depreciation of the Argentine peso.

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

     In general, we compete with providers of Spanish- and Portuguese-language interactive services, including Internet access providers, portals, search engines and Web directories. Our principal regional market competitor is Terra Lycos, which is affiliated with Telefonica, a leading telecommunications provider in Latin America. Other competitors in our core target markets include Telmex in Mexico, which has an alliance with Microsoft and offers a Prodigy-branded service, Universo Online (UOL) and Internet Gratis (iG) in Brazil and Ciudad Internet and Arnet, which is owned by Telecom, in Argentina. There are currently many other Internet access providers in Latin America.

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

     Economic, social and political conditions in Latin America are volatile. This volatility could make it difficult for us to develop our business, generate revenues or achieve or sustain profitability. Historically, volatility has been caused by currency devaluations, significant governmental influence over many aspects of local economies, imposition of trade barriers and political, social and economic instability. In addition, recent volatility in Argentina has affected our operations there and could impact our business in the other Latin American countries in which we operate were these economies to be affected by the Argentine crisis.

BECAUSE AMERICA ONLINE AND THE CISNEROS GROUP CONTROL OUR ABILITY TO OFFER NEW TYPES OF INTERACTIVE SERVICES, OUR REVENUES, GROWTH AND ABILITY TO COMPETE MAY BE ADVERSELY AFFECTED

     Because of restrictions and limitations in our charter documents, we may not be able to respond quickly, or at all, to new services offered by competitors or take advantage of new business opportunities, which could adversely affect our growth or reduce our revenues.

     First, we cannot engage in any business activity other than providing PC-based and AOL-branded TV- and wireless-based interactive services in Latin America without the approval of America Online and the Cisneros Group for as long as (i) America Online continues to own at least 50,929,167 shares of B stock, or 50% of the number of shares of series B preferred stock that we originally issued to it; and (ii) the Cisneros Group continues to own at least 50,929,167 shares of C stock, or 50% of the number of shares of series C preferred stock that we originally issued to it and two of our directors and one of our executive officers. Second, even if America Online acquires or develops AOL-branded wireless-based online services, we will not be able to offer these services or AOL-branded TV services in Latin America, although we have the license to do so, without the approval of both of the directors appointed by America Online and the Cisneros Group who serve on the special committee of our board of directors. Disputes may also arise with America Online over whether our licensed rights extend to particular services, due to possible ambiguities in the terms "PC-based," "TV-based" and "wireless-based services."

     Also, we are prevented from offering our services to Spanish- and Portuguese-speaking consumers in countries outside of Latin America.

LIMITATIONS AND CONDITIONS ON OUR RIGHTS TO OFFER AOL-BRANDED ONLINE SERVICES AND PORTALS IN LATIN AMERICA COULD HARM THE VALUE OF THESE RIGHTS AND OUR ABILITY TO EFFECTIVELY COMPETE

     We have entered into a license agreement with America Online under which we have exclusive rights to offer AOL-branded PC-based online services and, as they are developed by America Online, AOL-branded TV- and wireless-based online services in Latin America. These rights to use America Online's brand name and services are vital to our success as an interactive services provider. However, they are subject to important conditions and limitations, some of which are beyond our control, which could preclude us from exercising our rights or materially diminish their value to us and could adversely affect our business.

     First, we have no rights to offer AOL-branded wireless-based online services unless the services are developed by America Online for commercial launch before August 7, 2004. Second, we will lose our exclusivity: (i) to AOL-branded PC-based online services, upon the later of December 15, 2003 or the date on which either America Online or the Cisneros Group owns 20% or less of our outstanding capital stock as of August 7, 2000; and (ii) to AOL-branded TV- and wireless-based online services, upon the later of August 7, 2005 or the date on which either America Online or the Cisneros Group owns 20% or less of the outstanding capital stock of AOLA. Third, America Online may terminate our license agreement if we materially breach its terms. Fourth, our license to offer a network of Spanish- and Portuguese-language AOL-branded portals in Latin America is non-exclusive. Except for the CompuServe Classic-branded services, we have no rights to market non-AOL-branded interactive services owned by America Online, including Netscape, MapQuest and Moviefone. These limitations may prevent us from pursuing potentially lucrative business opportunities.

IF THE TELECOMMUNICATIONS NETWORKS WE USE ARE NOT RELIABLE OR ARE NOT ABLE TO ACCOMMODATE OUR ANTICIPATED GROWTH, THE QUALITY OF OUR ONLINE SERVICES AND OUR ABILITY TO MAKE OUR ONLINE SERVICES AVAILABLE TO OUR MEMBERS WOULD BE HARMED

     We depend entirely upon third-party telecommunications network providers to transmit data between America Online's servers in the U.S. and our members and content providers in Brazil, Mexico and Argentina, and we will be similarly dependent on these providers if we continue to expand our services. If these third-party telecommunications networks do not function properly, the quality of our online services, or even our ability to deliver our online services, would be compromised, which would adversely affect our business.

     Our primary areas of concern involve the capacity and reliability of these networks. We anticipate that we will need to enter into additional fiber optic network contracts. If our third-party network providers lack the capacity to accommodate a rapid increase in use of our online services, members may encounter delays in accessing and using our online services. In addition, one of our third-party telecommunications network providers has been experiencing severe financial difficulties.

UNDERDEVELOPED LOCAL AND LONG DISTANCE TELEPHONE SERVICE MAY LIMIT THE GROWTH OF THE INTERNET IN LATIN AMERICA, WHICH WOULD HARM OUR ABILITY TO GENERATE REVENUES FROM OUR INTERACTIVE SERVICES

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

OUR SERVERS, WHICH ARE OWNED AND MAINTAINED BY AMERICA ONLINE, MAY BE SUBJECT TO SYSTEM FAILURES, COMPUTER VIRUSES OR OTHER UNANTICIPATED PROBLEMS THAT MAY DAMAGE OUR REPUTATION AND RESULT IN A LOSS OF MEMBERS AND IN A DECREASE IN USE OF OUR PORTALS

     Any damage to or failure of America Online's servers could adversely impact our business. The host computers that run our interactive services, which we refer to as our servers, are owned and maintained by America Online in three locations within the U.S. Our operations, therefore, depend entirely on America Online's ability to protect this equipment and the information stored there against events such as damage by fire, power loss, failures by third-party service providers, computer viruses and unauthorized intrusions.

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

     Unless we can accommodate high-speed Internet and online service access, new technologies, such as TV- and wireless-based services, and operating system platforms other than Windows 95, Windows 98, Windows ME and Windows XP in a timely manner, our interactive services may be less appealing to consumers and our revenues may decline. We expect high-speed Internet and online service access to become more widely available in Latin America. We would be at a competitive disadvantage if we cannot allow our members to connect to our online services at these higher speeds or over new technologies.

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

BECAUSE OUR LICENSED RIGHTS TO AMERICA ONLINE'S TRADEMARKS AND DOMAIN NAMES ARE A VALUABLE ASSET AND INTEGRAL TO OUR BRAND IDENTITY, UNAUTHORIZED USE OF INTELLECTUAL PROPERTY THAT WE LICENSE FROM AMERICA ONLINE COULD LEAD TO PUBLIC CONFUSION ABOUT OUR BRAND AND ADVERSELY AFFECT OUR BUSINESS

     America Online's or our own inability to protect our licensed rights to America Online's trademarks and domain names against infringement or misappropriation could lead to public confusion about our brand and adversely affect our business. For example, America Online has experienced difficulty in obtaining the rights to the domain names www.aol.com.br in Brazil, www.aol.com.cl in Chile and aol.com.ve in Venezuela, which incorporate the AOL trademarks that have been licensed to us by America Online. America Online is considering initiating legal proceedings in Chile to obtain these domain names. Similarly, in Brazil, Mexico, Argentina, Chile, Colombia and Venezuela, America Online has initiated opposition proceedings to prevent registration of marks by third parties that are confusingly similar to America Online's marks. We cannot assure you that America Online will prevail in any legal proceedings or be able to register successfully all of the domain names that relate to its trademarks.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our reporting currency is the U.S. dollar. However, most of our revenues are received in the currencies of the countries in which we offer our interactive services. The currencies of many Latin American countries, including Brazil, Mexico, and Argentina, have experienced substantial volatility and devaluation in the past. The Argentine peso has depreciated approximately 66% from January 11, 2002 (the date of resumption of trading in the Argentine Peso) to March 25, 2002. If the currencies of the countries in which we operate depreciate and we do not increase our prices, our revenues from our services will decline in U.S. Dollar terms. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. However, we believe that to the extent that we have substantial expenses in excess of revenues in each of our principal currencies, our exposure to currency fluctuations will be reduced. Therefore, to date, we have not tried to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts as a vehicle for hedging. Our business may be adversely affected as a result of foreign currency exchange rate fluctuations if we fail to enter into economic hedging transactions. Future currency exchange losses may be increased if we become subject to exchange control regulations restricting our ability to convert local currencies into U.S. dollars.

      A portion of our operations is based in Argentina and conducted in Argentine Pesos. Despite the recent devaluation of the Argentine peso, recent developments in Argentina's economic and political arenas suggest a continued risk of further currency devaluation. In addition to different degrees of currency controls, we understand that Argentina is considering various fiscal initiatives as a means of helping its troubled economy. Although we continue to closely monitor this situation, we are nevertheless unable at this time to predict the probability or financial impact on our Argentine operations of any potential devaluation or change in governmental, monetary or fiscal policies. As of December 31, 2001, we had tangible assets in Argentina totaling approximately $9.3 million, of which approximately $7.2 million related to a VAT receivable from the Argentine government. The short-term portion of the VAT receivable, which is equal to $1.2 million, is classified under other receivables in Current Assets while the long-term portion, which is equal to $6.0 million, is classified under Other Assets in the Consolidated Balance Sheet at December 31, 2001. This VAT receivable is not subject to expiration.

     To date, our results of operations have not been impacted by material inflation in the U.S. or in the countries that comprise Latin America. However, the recent significant devaluation of the Argentine peso threatens to significantly increase the rate of inflation in that country during fiscal 2002 and beyond. The ability of the Argentine government to control the economic crisis in that country cannot be predicted at present.

     We are exposed to market risk as it relates to changes in the market value of our investments. As of December 31, 2001, we had no material investments in marketable securities.

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

      America Online, Inc. and the Cisneros Group are each entitled to elect five directors:

      America Online, Inc. has elected:

            o     Miles R. Gilburne;

            o     J. Michael Kelly;

            o     Michael J. Lynton;

            o     Robert W. Pittman; and

            o     Gerald Sokol, Jr.

      The Cisneros Group has elected:

            o     Steven I. Bandel;

            o     Gustavo A. Cisneros;

            o     Ricardo J. Cisneros

            o     Robert S. O'Hara, Jr.; and

            o     Cristina Pieretti

      Banco Itau is entitled to nominate one individual for election as a director. Banco Itau nominated Roberto Egydio Setubal and he was elected to the board of directors in July 2001.

      Our three remaining directors are:

            o     Vernon E. Jordan, Jr.;

            o     William H. Luers; and

            o     M. Brian Mulroney

BIOGRAPHICAL INFORMATION

      The individuals listed below are our executive officers or members of our board of directors, as indicated.

             NAME                     AGE     POSITION
             ----                     ---     --------
     Charles M. Herington ......      42      President and Chief Executive Officer
     Javier Aguirre ............      43      Chief Financial Officer
     Gustavo Benejam ...........      46      Chief Operating Officer
     Peter E. Blacker ..........      31      Vice President, Interactive Marketing
     David A. Bruscino .........      39      Vice President, General Counsel and Secretary
     Travis Good ...............      42      Vice President, Technology and Operations
     Eduardo Hauser ............      33      Vice President, AOL Services and Business Affairs
     Eric G. Hoyt ..............      39      Vice President, Acquisition Marketing
     Lawrence A. Pepping .......      36      Vice President, Marketing
     Steven I. Bandel ..........      49      Director
     Gustavo A. Cisneros .......      56      Director
     Ricardo J. Cisneros .......      54      Director
     Miles R. Gilburne .........      50      Director
     Vernon E. Jordan, Jr ......      66      Director
     J. Michael Kelly ..........      45      Director
     William H. Luers ..........      72      Director
     Michael Lynton ............      42      Director
     M. Brian Mulroney .........      63      Director
     Robert S. O'Hara, Jr ......      62      Director
     Cristina Pieretti .........      50      Director
     Robert W. Pittman .........      48      Director
     Roberto Egydio Setubal ....      47      Director
     Gerald Sokol, Jr ..........      39      Director



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

      PETER E. BLACKER. Mr. Blacker has served as our vice president of interactive marketing since May 2001. From February 2000 to May 2001, Mr. Blacker served as senior vice president of sales strategy & partnerships at Starmedia Network, Inc. From November 1998 to February 2000, Mr. Blacker was senior vice president of global sales for Starmedia Network, Inc. From March 1998 to November 1998, Mr. Blacker served as Starmedia Network Inc.'s general manager for Brazil and the southern cone. From September 1996 until March 1998, Mr. Blacker served as director of international sales at CBS TeleNoticias.

      DAVID A. BRUSCINO. Mr. Bruscino has been our vice president, general counsel and secretary since May 2000. From September 1988 to April 2000, Mr. Bruscino was an attorney with the law firm of Baker & Hostetler LLP in Cleveland, Ohio, and was a partner of that firm beginning in 1996.

      TRAVIS GOOD. Mr. Good has been our vice president of technology and operations since March 1999. From May 1995 to February 1999, he held a variety of management positions at America Online, including general manager for America Online's Global Network Navigator and director of product marketing for AOL client software. From January 1995 to May 1995 he was director of Internet services for Cable & Wireless. From March 1994 to January 1995, Mr. Good served as general manager of GE Information Services' distributorship in Mexico. From December 1987 to March 1994, he served in a variety of positions at General Electric Corporation.

      EDUARDO HAUSER. Mr. Hauser is our vice president of AOL services, a position he has held since January 2001. Mr. Hauser has also been our vice president of business affairs since January 2002. From March 1999 to January 2001, Mr. Hauser served as our vice president of corporate development. Before joining AOLA, Mr. Hauser was employed from September 1988 to March 1999 by different companies in the Cisneros Group, serving in a variety of positions, including vice president, news, of Venevision from September 1997 to March 1999, and as managing director of Highgate Properties, a company within the Cisneros Group, from September 1993 to September 1997.

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

      LAWRENCE A. PEPPING. Mr. Pepping is our vice president of marketing, a position he has held since August 2000. From June 1988 to August 2000, he held a variety of management positions at Procter & Gamble, including director of marketing for Baby Care-Latin America.

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

      RICARDO J. CISNEROS. Mr. Cisneros has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. He is vice-chairman of the Cisneros Group. Since 1975, he has served as an executive officer and a director of a number of the companies within the Cisneros Group. He serves on the board of the Simon Bolivar Foundation in New York. Mr. Cisneros is also the director of the Fundacion Cisneros and the Fundacion Cultural Venevision in Venezuela. In 1993, Mr. Cisneros, with his brother Gustavo, established the Gustavo and Ricardo Cisneros Fund at Rockefeller University, which focuses its research on diseases prevalent in Latin America and provides for the annual appointment of the Rockefeller Latin American Research Scientists.

      MILES R. GILBURNE. Mr. Gilburne has been a member of our board of directors since January 2000 and was appointed to the board by America Online. Mr. Gilburne served as a director of America Online from October 1999 until its merger with Time Warner. Mr. Gilburne has been a managing member of ZG Ventures, a venture capital and investment company, since 2000. He served as Senior Vice President, Corporate Development of America Online from February 1995 until December 1999. Mr. Gilburne is also a director of AOLTW and Pharmacyclics, Inc.

in ZG Ventures, a venture capital and investment firm, since 2000. Mr. Gilburne is also a director of AOLTW and Pharmacyclics, Inc.

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

      J. MICHAEL KELLY. Mr. Kelly has been a member of our board of directors since January 2000 and was appointed to the board by America Online. Mr. Kelly has served as chief operating officer of America Online since November 2001. From January 2001 through October 2001, Mr. Kelly served as executive vice president and chief financial officer of AOLTW. He served as senior vice president and chief financial officer of America Online from July 1998 to January 2001. Before joining America Online, he had been executive vice president of finance and planning and chief financial officer of GTE Corporation since June 1997. Mr. Kelly was appointed GTE's senior vice president of finance in 1994.

      WILLIAM H. LUERS. Mr. Luers has been a member of our board of directors since August 2000. He has been the chief executive officer and president of the United Nations Association of the United States of America since February 1999. From May 1986 to February 1999, Mr. Luers served as president of the Metropolitan Museum of Art in New York, New York. He is a member of the board of directors of IDEX Corporation, Wickes Inc., and several incorporated mutual funds managed by Zurich Scudder Investments, Inc.

      MICHAEL LYNTON. Mr. Lynton has been a member of our board of directors since January 2000 and was appointed by America Online. He has served as president of AOL International since January 2000. From September 1996 to December 1999, Mr. Lynton was chairman and chief executive officer of the Penguin Group. From September 1993 to June 1996, Mr. Lynton served as president of Disney Publishing--Magazines and Books, and between 1987 and 1993 he served as president of Hollywood Pictures for The Walt Disney Company.

      THE RIGHT HONOURABLE M. BRIAN MULRONEY. The Right Honourable M. Brian Mulroney has been a member of our board of directors since August 2000. He has been a senior partner in the law firm of Ogilvy Renault in Montreal, Quebec, Canada since August 1993. From September 1984 to June 1993, Mr. Mulroney served as the prime minister of Canada. He is a member of the board of directors of the Archer Daniels Midland Company, Barrick Gold Corp., the Trizec Hahn Corporation, Cendant Corporation, Quebecor Inc., Quebecor World, Inc. and Cognicase Inc.

      ROBERT S. O'HARA, JR. Mr. O'Hara has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. From 1974 through 2001, Mr. O'Hara was a member of Milbank, Tweed, Hadley & McCloy LLP, a law firm in New York, N.Y. Since January 2002, he has been Consulting Partner and Senior Counsel at the firm.

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

      ROBERT W. PITTMAN. Mr. Pittman has been a member of our board of directors since January 2000 and was appointed to the board by America Online. He has been co-chief operating officer of AOLTW since January 2001. He served as president and chief operating officer of America Online from February 1998 to January 2001. Previously, he was president and chief executive officer of AOL Networks, a division of America Online, from November 1996 until February 1998. He held the positions of managing partner and chief executive officer of Century 21 Real Estate Corp. from October 1995 to October 1996. Before that time, Mr. Pittman had been president and chief executive officer of

Time Warner Enterprises, a division of Time Warner Entertainment Company, L.P., between 1990 and 1995, and chairman and chief executive officer of Six Flags Entertainment Corporation from December 1991 to September 1995. Mr. Pittman founded MTV in 1981 and became chief executive officer of MTV Networks in 1985. He is also a director of AOLTW, Cendant Corporation and a member of the board of representatives of Time Warner Entertainment Company, L.P.

      ROBERTO EGYDIO SETUBAL. Mr. Setubal has been a member of our board of directors since August 2000. Since 1984 he has overseen the commercial operations of Banco Itau, and in 1994 he was appointed to the position of president and chief executive officer of Banco Itau and all of its affiliated and associated banks and companies. Mr. Setubal is also executive vice-president of Itausa, the holding company of Group Itau. Since 1990, Mr. Setubal has been involved in the Brazilian Federation of Banks, serving as president and chairman of the board of directors from April 1997 until March 2001. Mr. Setubal is also a member of the Basel Committee on Banking Supervision and the International Monetary Conference, Latin American section. Mr. Setubal serves on the advisory council of Institute Ethos, and he is also a member of the board of directors of Ford Latin America.

      GERALD SOKOL, JR. Mr. Sokol has been a member of our board of directors since January 2000 and was appointed to the board by America Online. He has served as senior vice president of strategic planning and general manager of AOL International since September 1999 and before that was vice president of finance of AOL International since February 1999. From August 1996 to January 1999, Mr. Sokol held several positions with NTN Communications, Inc., most recently serving as president, chief executive officer and chairman of the board of directors. From July 1987 to May 1996, Mr. Sokol held several positions with Tele-Communications, Inc., most recently serving as vice president and treasurer. Mr. Sokol is also a director of Chinadotcom Corporation and 8848.net.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and beneficial owners of more than 10% of our capital stock to file reports with the Securities and Exchange Commission regarding their ownership and changes in their ownership of our capital stock. To our knowledge, during 2001, our officers, directors and greater than 10% beneficial stockholders complied with all Section 16(a) filing requirements on time.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         The directors appointed by America Online and the Cisneros Group and the director nominated by Banco Itau received no cash compensation for services rendered in their capacity as directors. The other members of our board receive a fee of $10,000 for each board meeting they attend and a fee of $7,500 per fiscal year for serving on a committee of our board. The chairperson of each committee receives an additional fee of $2,500 per fiscal year. The directors may receive additional compensation in a manner to be determined by our board. All directors are reimbursed for actual reasonable costs incurred in attending our board and committee meetings.

         Our non-employee directors also receive automatic stock option grants under our 2000 Stock Option Plan upon joining our board. Options granted under this plan are non-qualified stock options. Each non-employee board member elected for the first time to our board is granted an option to purchase 60,000 shares of class A common stock upon the date of his or her initial election. The exercise price of the options is 100% of the fair market value of the class A common stock on the date of the option grant. The options are exercisable as of the date granted, and their term is ten years. As of March 25, 2002, none of these options granted under the plan had been exercised. Under AOLTW's and America Online's conflicts of interests standards, J. Michael Kelly, Michael Lynton, Robert W. Pittman and Gerald Sokol, Jr., each a member of our board as well as an employee of AOLTW or America Online, must transfer the economic benefit of their options to AOLTW or America Online, as applicable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Gilburne and Mulroney currently constitute our compensation committee. Neither member of our compensation committee has been an officer or employee of our company. No executive officer of our company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

SUMMARY COMPENSATION TABLE

     The following table presents the total compensation paid or accrued to our named executive officers during our fiscal year ended December 31, 2001 and for the twelve-month periods ended December 31, 2000 and December 31, 1999. Effective December, 2000, we changed our fiscal year end from June 30 to December 31.

          "Named executive officer" refers to our chief executive officer and to our four most highly paid executive officers who earned more than $100,000 in the fiscal year ended December 31, 2001, and who were employed by us on December 31, 2001.






                                                                              LONG
                                                                              TERM
                                                                           COMPENSATION
                                                                          ---------------
                                          ANNUAL COMPENSATION               SECURITIES
                                    --------------------------------        UNDERLYING      OTHER ANNUAL
NAME AND PRINCIPAL POSITION         YEAR        SALARY         BONUS      OPTIONS AWARDED   COMPENSATION
---------------------------         ----        ------         -----      ---------------   ------------
Charles M. Herington (1) .....      2001      $ 388,912      $ 205,388        750,000      $  33,946
President and Chief                 2000        351,107        665,722      1,300,000         32,017
Executive Officer                   1999        145,833        200,000             --         33,463

Javier Aguirre (2) ...........      2001      $ 221,265      $  29,832        200,000      $   1,488
Chief Financial Officer             2000        149,665         52,970        346,000         57,583
                                    1999             --             --             --             --

Gustavo Benejam (3) ..........      2001      $ 310,596      $ 197,895        250,000             --
Chief Operating Officer             2000        201,208        125,000        400,000      $   1,731
                                    1999             --             --             --             --

Peter E. Blacker (4) .........      2001      $ 123,077      $ 275,000        250,000             --
Vice President, Interactive         2000             --             --             --             --
Marketing                           1999             --             --             --             --

Eric Hoyt (5) ................      2001      $ 170,000      $ 111,085             --             --
Vice President, Acquisition         2000         16,923             --        250,000             --
Marketing                           1999             --             --             --             --


(1) Mr. Herington began his employment with us in February 1999. Other annual compensation includes Mr. Herington's automobile allowance ($30,000 annually) and payment of membership fees ($5,000 annually).

(2) Mr. Aguirre began his employment with us in November 1999. Other annual compensation consisted primarily of moving expenses.

(3) Mr. Benejam began his employment with us in April 2000.

(4) Mr. Blacker began his employment with us in May 2001.

(5) Mr. Hoyt began his employment with us in October 2000.

OPTION GRANTS IN 2001 TO NAMED EXECUTIVE OFFICERS

     The following table sets forth information with respect to employee options to purchase shares of class A common stock awarded during the twelve months ended December 31, 2001 to the named executive officers listed in the summary compensation table.

                                                                                                   POTENTIAL REALIZABLE VALUE AT
                                                                                                 ASSUMED ANNUAL RATE OF STOCK PRICE
                                INDIVIDUAL GRANTS                                                 APPRECIATION FOR OPTION TERM(2)
                          -----------------------------                                          ----------------------------------
                          NUMBER OF      PERCENTAGE OF
                           SECURITIES     TOTAL OPTIONS
                           UNDERLYING      GRANTED TO       EXERCISE
                            OPTIONS       EMPLOYEES IN         PRICE
NAME                       GRANTED(1)         2001          ($/SHARE)        EXPIRATION DATE              5%              10%
--------------------      -----------    --------------     ---------       -----------------          ----------      ----------
Charles M. Herington        750,000          10.5%           $ 2.72         December 31, 2011          $2,757,095      $5,598,572

Gustavo Benejam             250,000           3.5%           $ 2.72         December 31, 2011          $  427,648      $1,083,745

Javier Aguirre              200,000           2.8%           $ 2.72         December 31, 2011          $  342,119      $  866,996

Peter E. Blacker            250,000           3.5%           $ 6.95         December 31, 2011          $1,092,704      $2,769,128

Eric G. Hoyt                  N/A             N/A               N/A                  N/A                   N/A             N/A

(1) Options are non-qualified stock options and generally terminate 60 days following termination of the executive officer's employment with AOLA or the expiration date, whichever occurs earlier. The exercise price of each option, except for 250,000 options granted to Mr. Herington, was equal to the fair market value per share of the class A common stock on the grant date. All options vest over a four-year period at the rate of 25% per year with the first vesting date occurring on January 2, 2002, with the exception of the options granted to Mr. Herington, which vest over three years. Of the 750,000 options awarded to Mr. Herington in 2001, 600,000 vest over a three-year period at the rate of 33.3% per year with the first vesting date occurring on January 2, 2002. The remaining 150,000 options vest in three equal annual installments beginning on January 2, 2005. Of the options awarded to Mr. Herington in 2001, 250,000, including 150,000 which first vest on January 2, 2005, were priced below the fair market value of our class A common stock on the grant date. This generated $324,000 of compensation expense during the twelve months ended December 31, 2001, and will generate a total expense of $905,000 over the vesting period of this grant.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. The actual gains, if any, on the exercise of stock options will depend on the future performance of the class A common stock, the option holder's continued employment throughout the option period, and the date on which the options are exercised.

 AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND YEAR END OPTION VALUES

     The following table summarizes for each of the named executive officers unexercised options held at December 31, 2001. None of the named executive officers held any stock appreciation rights or exercised any stock options or stock appreciation rights during 2001. The value of unexercised in-the-money options at year-end is the difference between the exercise price and the fair market value of the underlying stock on December 31, 2001. The closing price of our class A common stock on the Nasdaq National Market on that date was $4.55.


                        DECEMBER 31, 2001 OPTION VALUES

                                      NUMBER OF SECURITIES                     VALUE OF UNEXERCISED
                                     UNDERLYING UNEXERCISED                        IN-THE-MONEY
                                           OPTIONS AT                                 OPTIONS
                                            YEAR END                              AT YEAR END(1)
                                 -------------------------------         -------------------------------
                                 EXERCISABLE       UNEXERCISABLE         EXERCISABLE       UNEXERCISABLE
                                 -----------       -------------         -----------       -------------
Charles M. Herington........     433,333           1,616,667             $    0            $1,372,500
Gustavo Benejam.............     100,000             550,000                  0               457,500
Javier Aguirre..............      86,500             459,500                  0               366,000
Peter Blacker...............         0               250,000                  0                   0
Eric Hoyt...................      62,500             187,500                  0                   0

--------------
(1) Actual gains, if any, on exercise will depend on the value of the class A common stock on the date of sale of any shares acquired upon exercise of the option.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

CHARLES M. HERINGTON. Mr. Herington serves as our president and chief executive officer. Mr. Herington's annual base salary from September 2000 through February 2001 was $376,160. Mr. Herington's annual base salary from March 2001 through December 2001 was $413,000. Mr. Herington is eligible to receive an annual bonus of up to 130% of his base salary, at the discretion of our board based on his performance. On August 7, 2000, Mr. Herington also received an option to purchase 1,300,000 shares of our class A common stock at $8.00 per share, its initial public offering price. As of January 1, 2001, Mr. Herington can purchase up to one-third of the shares under this option. Mr. Herington may purchase an additional one-third of the shares under the option on January 1, 2002 and January 1, 2003. The board, in its discretion, may grant other stock options to Mr. Herington based upon his performance. Mr. Herington also holds options to purchase AOLTW common stock.

      If we terminate Mr. Herington for any reason other than:

      o his willful and material violation of AOLA's company policy, which is not cured within 30 days after he has received written notice from our board;

      o     his failure to comply with the lawful direction of our board;

      o     his commission of a material act of dishonesty or fraud; or

      o     his conviction or plea of no contest to a felony,

he will be entitled to receive his salary for 24 months following termination, as well as a portion of his annual bonus, and options granted to Mr. Herington before his termination will continue to vest during the applicable severance payment period.

      JAVIER AGUIRRE. Mr. Aguirre is our chief financial officer. From September 2000 until March 2001, Mr. Aguirre's annual base salary was $170,000. From March 2001 through December 2001, Mr. Aguirre's annual base salary was $235,000. Mr. Aguirre is eligible to receive an annual bonus of up to 50% of his base salary, based on his performance and on the achievement of specified performance objectives. He is also eligible to receive options to purchase our class A common stock.

      GUSTAVO BENEJAM. Mr. Benejam is our chief operating officer. His annual base salary from September 2000 through March 2001 was $290,000. From March 2001 until December 2001, his annual base salary was $315,000. Mr. Benejam is also eligible to receive an annual bonus of up to 50% of his annual base salary based on performance objectives. If we terminate Mr. Benejam's employment, he is entitled to receive his salary for 12 months following termination as well as full payment of his annual bonus at the end of the fiscal year in which termination occurs. He is also eligible to receive options to purchase our class A common stock.

      PETER E. BLACKER. Mr. Blacker serves as our vice president of interactive marketing. From May 2001 until December 2001, he received an annual salary of $200,000. Mr. Blacker also received a signing bonus of $150,000, payable in three installments. Upon joining the company, Mr. Blacker received $50,000. Two additional payments of $50,000 each were made in August 2001 and December 2001. Mr. Blacker is eligible to receive an incentive bonus of up to $350,000, based on his performance and on the achievement of specified performance objectives. Mr. Blacker received a bonus of $125,000 in December 2001. He is also eligible to receive options to purchase our class A common stock.

      ERIC G. HOYT. Mr. Hoyt serves as our vice president of acquisition marketing. From October 2000 until December 2001, he received an annual salary of $170,000. Upon joining the company, Mr. Hoyt received a signing bonus of $100,000. Mr. Hoyt is eligible to receive an incentive bonus, based on his performance and on the achievement of specified performance objectives. He is also eligible to receive options to purchase our class A common stock.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information regarding the ownership of our class A common stock as of March 25, 2002 by:

      o the named executive officers listed in the summary compensation table;

      o     each director and nominee for director;

      o     all current directors and executive officers as a group; and

      o each stockholder known by us to own beneficially more than 5% of our class A common stock.

      For purposes of calculating the number and percentage of outstanding shares held by each holder named below, any shares which that holder has the right to acquire within 60 days of March 25, 2002 are considered to be outstanding, but shares which may be similarly acquired by other holders are not considered to be outstanding.

      We believe that the stockholders named in this table have the sole voting and investment power for all shares of the class A common stock shown to be beneficially owned by them based on information they have provided to us, with the following exceptions:

      o The Cisneros Group's shares are owned by Aspen Investments LLC and Atlantis Investments LLC, companies within the Cisneros Group of Companies. Aspen Investments LLC is indirectly beneficially owned by a trust established by Gustavo A. Cisneros primarily for the benefit of himself and/or members of his family, and Atlantis Investments LLC is indirectly beneficially owned by a trust established by Ricardo J. Cisneros primarily for the benefit of himself and/or members of his family. Aspen Investments LLC and Gustavo A. Cisneros disclaim beneficial ownership of the shares of AOLA owned by Atlantis Investments LLC or Ricardo J. Cisneros. Atlantis Investments LLC and Ricardo J. Cisneros disclaim beneficial ownership of the shares of AOLA owned by Aspen Investments LLC or Gustavo A. Cisneros.

      o A total of 216,666 shares originally issued to the Cisneros Group consist of shares of series C preferred stock held by the children of Gustavo A. Cisneros. These shares are subject to a voting agreement allowing Aspen Investments LLC to vote the shares. The voting agreement terminates if the series C preferred shares are transferred by the children in the future or if the shares are converted into shares of our class A common stock.

      o A total of 288,888 shares originally issued to the Cisneros Group consist of shares of series C preferred stock held by the children of Ricardo J. Cisneros. These shares are subject to a voting agreement allowing Atlantis Investments LLC to vote the shares. The voting agreement terminates if the series C preferred shares are transferred by the children in the future or if the shares are converted into shares of our class A common stock.

      o America Online's shares include 240,000 shares of class A common stock issuable upon exercise of options held by employees of America Online or its parent, AOLTW, who are also directors of AOLA. Although such employees are the record holders of their respective options, America Online and AOLTW hold or share disposition power with respect to all of the shares of the class A common stock underlying the options.

     The address for America Online is 22000 AOL Way, Dulles, Virginia 20166. The address for the stockholders affiliated with the Cisneros Group is c/o Finser Corporation, 550 Biltmore Way, Suite 900, Coral Gables, Florida 33134. The address for Banco Itau is Rua Boa Vista 176, Sao Paulo, Brazil. The address for Capital Research and Management Company is 333 South Hope Street, Los Angeles, California 90071.

                                                                          SHARES OF
    BENEFICIAL OWNER                                                CLASS A COMMON STOCK
                                                                     BENEFICIALLY OWNED
                                                                 --------------------------
                                                                 NUMBER             PERCENT
                                                                 ------             -------
EXECUTIVE OFFICERS AND DIRECTORS

Charles M. Herington ................................        1,066,666(1)               1.57%
Javier Aguirre ......................................          223,000(2)               0.33%
Gustavo Benejam .....................................          262,500(3)               0.39%
Peter E. Blacker ....................................           62,500(4)               0.09%
Eric G. Hoyt ........................................          125,000(5)               0.19%
Steven I. Bandel ....................................          640,593(6)               0.95%
Gustavo A. Cisneros .................................       57,983,663(7)(14)          47.91%
Ricardo J. Cisneros .................................       58,055,885(8)(14)          47.94%
Miles R. Gilburne ...................................           60,000(10)              0.09%
J. Michael Kelly ....................................           60,000(9)               0.09%
Michael Lynton ......................................           60,000(9)               0.09%
Robert S. O'Hara, Jr ................................           68,000(10)              0.10%
Cristina Pieretti ...................................          457,748(11)              0.68%
Robert W. Pittman ...................................           60,000(9)               0.09%
Gerald Sokol, Jr ....................................           60,000(9)               0.09%
Vernon E. Jordan, Jr ................................           60,000(10)              0.09%
William H. Luers ....................................           62,350(10)              0.09%
M. Brian Mulroney ...................................           60,000(10)              0.09%
Roberto Egydio Setubal ..............................           60,000(10)              0.09%
All current executive officers and directors as a
group - 24 persons ..................................      121,485,525                 67.65%

FIVE PERCENT STOCKHOLDERS

America Online, Inc. ................................      141,565,436                 69.18%
Aspen Investments LLC ...............................       57,983,663(7)(14)          47.91%
Atlantis Investments LLC ............................       58,055,885(8)(14)          47.94%
Banco Itau ..........................................       35,937,840(13)(14)         53.59%
S.A
Capital Research and Management Company .............        5,270,000(15)              7.86%


(1) Consists of options to purchase 1,066,666 shares of class A common stock, which are exercisable within 60 days of March 25, 2002.

(2) Consists of options to purchase 223,000 shares of class A common stock, which are exercisable within 60 days of March 25, 2002.

(3) Consists of options to purchase 262,500 shares of class A common stock, which are exercisable within 60 days of March 25, 2002.

(4) Consists of options to purchase 62,500 shares of class A common stock, which are exercisable within 60 days of March 25, 2002.

(5) Consists of options to purchase 125,000 shares of class A common stock, which are exercisable within 60 days of March 25, 2002.

(6) Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors which are exercisable as of the date granted and 580,593 shares of Class A common stock.

(7) Consists of the following as of March 25, 2002: (a) 2,000,000 shares of class A common stock, (b) 55,706,997 shares of series C preferred stock, which represented one-half of all series C preferred stock outstanding as of that date and includes 216,666 shares owned by the children of Gustavo
      A. Cisneros as to which Aspen Investments LLC has voting power, (c) currently exercisable options to purchase 60,000 shares of class A common stock. Shares of series C preferred stock are convertible into AOLA's class C common stock at any time, on a one share-for-one share basis, and the class C common stock is convertible into class A common stock at any time, on a one share-for-one share basis. Adding all these shares, as of March 25, 2002, Gustavo A. Cisneros, either directly or through Aspen Investments LLC, beneficially owned a total of 57,983,663 shares of class A common stock.

(8) Consists of the following as of March 25, 2002: (a) 2,000,000 shares of class A common stock, (b) 55,706,997 shares of series C preferred stock, which represented one-half of all series C preferred stock outstanding as of that date and includes 288,888 shares owned by the children of Ricardo
      J. Cisneros as to which Atlantis has voting power and (c) currently exercisable options to purchase 60,000 shares of class A common stock. Shares of series C preferred stock are convertible into AOLA's class C common stock at any time, on a one share-for-one share basis, and class C common stock is convertible into class A common stock at any time, on a one share-for-one share basis. Adding all these shares, as of March 25, 2002, Ricardo J. Cisneros, either directly or through Atlantis Investments LLC, beneficially owned a total of 58,055,885 shares of class A common stock.

(9) Consists of options to purchase 60,000 shares of class A common stock, which are exercisable as of the date granted. Under AOLTW's and America Online's conflicts of interests standards, J. Michael Kelly, Michael Lynton, Robert W. Pittman and Gerald Sokol, Jr., each a member of our board as well as an employee of AOLTW or America Online, must transfer the economic benefit of their options to AOLTW or America Online, as applicable.

(10) Includes options to purchase 60,000 shares of class A common stock granted to each of our directors, which are exercisable as of the date granted.

(11) Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors, which are exercisable as of the date granted, and 397,248 shares of class A common stock. Also includes 500 shares of class A common stock, held in accounts for which Ms. Pieretti's husband is a cosignatory. Ms. Pieretti disclaims beneficial ownership of these 500 shares.

(12) Consists of the following as of March 25, 2002: (a) 4,000,000 shares of class A common stock, (b) 116,010,456 shares of series B preferred stock, representing all of the series B preferred stock outstanding as of such date, (c) currently exercisable options to purchase 240,000 shares of class A common stock held by certain directors of AOLA, (d) 16,541,250 shares of class A common stock issuable pursuant to a warrant held by America Online, and (e) 4,773,730 shares of series B preferred stock issuable upon conversion of $17.3 million in principal amount in senior convertible notes held by AOLTW Shares of series B preferred stock are convertible into AOLA's class B common stock at any time, on a one-share-for-one share basis, and such class B common stock is convertible into class A common stock at any time, on a one-share-for-one share basis. Adding all these shares, as of March 25, 2002, America Online beneficially owned a total of 136,791,706 shares of class A common stock. AOLTW, the parent company of America Online, may be deemed jointly to beneficially own all these shares.

(13)  Consists of class A common stock.

(14) Under Rule 13d-5(b)(1) promulgated under the Exchange Act, to the extent a "group" is deemed to exist by virtue of the following agreements involving America Online, AOLTW and the Cisneros Group: stockholders' agreement, the voting agreement, and the America Online-ODC registration rights agreement, America Online and AOLTW may be deemed to have beneficial ownership, under Sections 13(d) and 13(g) of the Exchange Act, of all of the equity securities of AOLA beneficially owned by entities within the Cisneros Group and each of Gustavo A. Cisneros and Ricardo J. Cisneros, and vice versa. Under Rule 13d-5(b)(1) promulgated under the Exchange Act, to the extent a "group" is deemed to exist by virtue of the Banco Itau registration rights agreement, America Online and AOLTW, one the one hand, and the entities within the Cisneros Group and Gustavo A. Cisneros and Ricardo J. Cisneros, on the other hand, may be deemed to have beneficial ownership, for purposes of Sections 13(d) and 13(g) of the Exchange Act, of all of the equity securities of AOLA beneficially owned by Banco Itau, and vice versa. Each of (1) America Online and AOLTW, (2) the entities within the Cisneros Group and Gustavo A. Cisneros and Ricardo J. Cisneros, and (3) Banco Itau, respectively, disclaims beneficial ownership of any AOLA securities directly or indirectly beneficially owned by the other.

(15) Pursuant to an Amendment No. 1 to a certain Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002, Capital Research and Management Company, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is deemed to be the beneficial owner of 5,270,000 shares of our class A common stock as a result of acting as an investment adviser to various investment companies under
      Section 8 of the Investment Company Act of 1940.

ITEM 13. CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS

2002 FINANCING

      NOTE PURCHASE AGREEMENT WITH AOLTW. In order to fund our operating and cash requirements through the end of fiscal 2002, on March 8, 2002, we entered into a Note Purchase Agreement with AOLTW, the parent of America Online which is one of our principal stockholders. Under the note purchase agreement, AOLTW has agreed to make available to us, subject to standard borrowing conditions, up to $160 million prior to December 31, 2002 in exchange for senior convertible notes of AOLA due in March of 2007. The senior convertible notes will bear an annual coupon of 11%, payable quarterly. Initially, the senior convertible notes will be convertible into a newly created series of preferred stock, Series F. The Series F preferred stock will be converted automatically into Series B preferred stock, which is the series of preferred stock currently owned by America Online, if required stockholder approvals are obtained, which is expected to occur at our annual shareholders meeting tentatively scheduled for July 2002. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8,
2002). The senior convertible notes will be convertible at any time at the option of the holder, and will be redeemable by us at any time after 18 months, subject to the holder's right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds. Interest will be payable either in cash, additional senior convertible notes or preferred stock, at our option. In the event that interest is paid in shares, the price per share is to be determined based on the average closing price of the class A common stock for the twenty trading dates prior to the date of payment. On March 11, 2002, we issued the initial note to AOLTW for $17.3 million in principal.

      In the event the $160 million in senior convertible notes were to be converted by AOLTW, an additional 44,150,110 shares of Series B preferred stock would be issued to AOLTW, increasing the economic ownership by America Online and its affiliates in AOLA to 50.9% and their relative voting strength to 57.6%, also assuming conversion of the warrant granted to America Online at the date of our IPO. At present, it is our intention to pay the interest on the senior convertible notes through the issuance of additional shares. Interest payments on the senior convertible notes, over their five-year life, could total approximately $85 million, depending on the timing of the issuance of the notes under the note purchase agreement.

2001 FINANCING

      STOCK PURCHASE AGREEMENT WITH AMERICA ONLINE, THE CISNEROS GROUP AND BANCO ITAU. On March 30, 2001, we entered into a stock purchase agreement with our principal stockholders, America Online, the Cisneros Group and Banco Itau, under which they unconditionally agreed to provide an aggregate of $150.0 million in additional capital. Under the agreement, America Online agreed to purchase approximately $66.3 million of our series D redeemable convertible preferred stock, the Cisneros Group agreed to purchase approximately $63.8 million of our series E redeemable convertible preferred stock, and Banco Itau purchased approximately $19.9 million of class A common stock. The purchase price per share of the series D and E redeemable convertible preferred stock, and the class A common stock was $4.6875. America Online and the Cisneros Group paid for the preferred stock in three equal installments. In the first two installments, in exchange for their contributions, America Online and the Cisneros Group received series D redeemable convertible preferred stock, and series E redeemable convertible preferred stock, respectively. The first and second installments under the agreement were completed on April 2, 2001 and June 1, 2001, respectively. On July 31, 2001, the series D and series E convertible redeemable preferred stock then outstanding were converted on a one-to-one basis into shares of series B preferred stock and series C preferred stock, respectively. On August 1, 2001, America Online and the Cisneros Group completed a third installment for $22.1 million and $21.3 million, respectively, in exchange for series B and series C preferred stock, respectively. The purchase price per share for the series B preferred stock and series C preferred stock was also $4.6875.

      VOTING AGREEMENT WITH AMERICA ONLINE AND THE CISNEROS GROUP. In connection with the stock purchase agreement, we entered into a voting agreement with America Online and the Cisneros Group, dated as of March 30, 2001. Under the voting agreement, America Online and the Cisneros Group also agreed to vote in favor of any additional actions necessary to permit the automatic conversion of the shares of the series D and E preferred stock purchased by America Online and the Cisneros Group into shares of series B and C preferred stock, and to authorize the shares issued in the conversion (and any shares of capital stock issuable upon conversion of those shares) to be authorized for quotation or listing on the Nasdaq Stock Market.

STOCKHOLDERS' AGREEMENT, AS AMENDED, WITH AMERICA ONLINE AND THE CISNEROS GROUP

      On August 7, 2000 we entered into a stockholders' agreement with America Online and the Cisneros Group, which contains various provisions that affect the way in which we operate our business and govern many important aspects of the relationships among America Online, the Cisneros Group and us. On March 30, 2001, this agreement was amended in connection with the equity investment by our principal stockholders, America Online, the Cisneros Group and Banco Itau. On March 8, 2002, this agreement was further amended in connection with the note purchase agreement to add AOLTW as party to the stockholders' agreement for limited purposes and to require any subsidiaries of AOLTW that may hold senior convertible notes in the future to become a party to the stockholders' agreement for limited purposes.

THE REGISTRATION RIGHTS AGREEMENT, AS AMENDED, WITH AMERICA ONLINE AND THE CISNEROS GROUP

      On March 30, 2001, we amended our existing agreement with America Online and the Cisneros Group to provide them with their respective registration rights for the shares of class A common stock issuable upon conversion of their series B, C, D and E preferred stock we issued to them, and in the case of America Online, upon the exercise of the warrant it holds to purchase 16,541,250 shares of our capital stock. On March 8, 2002, in connection with the note purchase agreement, we further amended the existing agreement by adding AOLTW as a party, requiring subsidiaries of AOLTW that may hold notes in the future to become a party, and providing registration rights for shares of class A common stock issuable upon conversion of the series B and F preferred stock issued upon conversion or as interest on the senior convertible notes.

THE AOL LICENSE AGREEMENT

     For discussion of the AOL License Agreement, see Item 1, Business, The AOL License Agreement, Intellectual Property and Proprietary Rights. From December 15, 1998 through December 31, 2001, we did not make any payments to America Online for services received under the license agreement. We believe that annual payments for these services will not exceed $60,000 in the future.

THE AOL SERVICES AGREEMENT

     We entered into a services agreement with America Online on August 7, 2000, under which America Online provides various services to us, including:

      o     localization of AOL software and software updates;

      o development and installation services, including requested modifications, enhancements and revisions to AOL's software;

      o     host computer services;

      o     network connections from our services to the America Online servers;

      o     technical support;

      o training in areas such as marketing, business development, member support, public relations, finance and accounting;

      o support and maintenance for third-party software licensed to us by America Online; and

      o     joint venture assistance.

      We have agreed to compensate America Online for these services at rates at least as favorable to us as those charged by America Online to any other party, including joint venture affiliates, but excluding affiliates that are at least 75% owned by America Online. Based on our management's experience negotiating similar contracts, as well as its knowledge of our competitors' cost structures, we believe that the terms of the services agreement are at least as favorable as we could have obtained from an unaffiliated third party.

      For the 2001 fiscal year, we had incurred expenses totaling approximately $25.7 million payable to America Online under our services agreement. We anticipate that payments to America Online for these services will exceed $60,000 annually in the future, but we are unable to estimate at this time the amount of the payments.

THE LETTER AGREEMENT REGARDING PUERTO RICO SUBSCRIBERS

      We entered into a letter agreement with America Online under which America Online transferred to us the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico, and we include these subscribers in our member totals. For fiscal 2001, we recorded total revenues of approximately
$4.8 million related to these subscribers and we incurred $1.3 million to America Online under this agreement. We anticipate that payments to America Online for services provided under the letter agreement will exceed $60,000 annually.

ADVERTISING ARRANGEMENT WITH AMERICA ONLINE

      We have an arrangement with America Online under which we pay them a commission as a finder's fee of 15% of advertising revenues received from global transactions in which part of the advertising is on our AOLA country services and portals. The amount of these payments during fiscal 2001 was approximately $137,000. Based on our management's experience negotiating similar arrangements, we believe that the terms of this arrangement are at least as favorable as we could have obtained from an unaffiliated third party.

ADVERTISING AGREEMENTS WITH BANCO ITAU

      We have entered into a series of advertising agreements with Banco Itau under which they advertise on our AOLA country service and portal in Brazil. The amount of payments received by us from Banco Itau during fiscal 2001 was approximately $1.5 million.

AGREEMENT WITH PUEBLO SUPERMARKETS IN PUERTO RICO

      We have entered into an agreement with Pueblo Supermarkets in Puerto Rico, which is associated with the Cisneros Group. Under this agreement we pay rent for kiosks in the supermarkets for purposes of soliciting new members. We also pay a bounty to Pueblo for new members who register through these promotional efforts. The amount paid to Pueblo during fiscal 2001 was approximately $83,000.

NETWORK ARRANGEMENT WITH AMERICA ONLINE

      We have an arrangement with America Online under which we receive network capacity from Progress Networks. America Online is a party to the agreement with Progress Networks and invoices us for the amount of network capacity we use. The amount of such payments during fiscal 2001 was $936,000.

STRATEGIC ALLIANCE WITH BANCO ITAU

      For discussion of our agreement with Banco Itau, see Item 1 -- Business -- Strategic Alliance with Banco Itau.

ADVERTISING AND CONTENT AGREEMENT WITH TURNER BROADCASTING SYSTEM LATIN AMERICA, INC.

      Under this agreement, we receive content from CNN, Cartoon Network and TNT for distribution on our AOLA country services. During fiscal 2001, we purchased an aggregate of $963,000 in advertising on various Turner media properties.

ADVERTISING AGREEMENT WITH CLAXSON INTERACTIVE GROUP INC.

      We entered into an agreement with Claxson Interactive Group Inc., a company associated with the Cisneros Group, under which we advertised on one of Claxson's cable TV properties. The amount paid to Claxson under this agreement during fiscal 2001 was approximately $226,000.

TV PRODUCTION AND LICENSING AGREEMENT WITH DIRECTV LATIN AMERICA, LLC

      In connection with the Rock in Rio music festival, we entered into an agreement with DIRECTV Latin America, LLC, a company associated with the Cisneros Group, to produce a video of this event. We also granted a license to DIRECTV Latin America, LLC to broadcast this video in Latin America. Amounts paid under this agreement to DIRECTV Latin America, LLC during fiscal 2001 were $400,000.

RELATIONSHIPS WITH OFFICERS OF AOLTW AND AMERICA ONLINE

      One member of our board appointed by America Online is also an executive officer of AOLTW, and two members of our board are also directors of AOLTW. Two members of our board appointed by America Online are also executive officers of America Online.

      o Robert W. Pittman is the co-chief operating officer of AOLTW and a director of AOLTW;

      o     J. Michael Kelly is the chief operating officer of America Online;

      o     Michael Lynton is the president of AOL International;

      o Gerald Sokol, Jr. is the senior vice president and general manager of AOL International; and

      o     Miles R. Gilburne is a director of AOLTW.

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

THE REGISTRATION RIGHTS AND STOCKHOLDERS' AGREEMENT, AS AMENDED, WITH BANCO ITAU

     On August 11, 2000, we entered into a registration rights and stockholders' agreement with Banco Itau. This agreement was subsequently amended on March 30, 2001 in connection with the equity investment by America Online, the Cisneros Group and Banco Itau. The agreement limits Banco Itau's ability to compete with us, gives Banco Itau representation rights on our board and governs many aspects of Banco Itau's ability to sell its shares of class A common stock.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Consolidated Financial Statements

         The following consolidated financial statements of America Online Latin America, Inc. and the Report of Independent Certified Public Accountants thereon are included below:

Report of Independent Certified Public Accountants                                                         F-2

Consolidated Balance Sheets                                                                                F-3

Consolidated Statements of Operations                                                                      F-4

Consolidated Statements of Changes in Stockholders' Equity                                                 F-5

Consolidated Statements of Cash Flows                                                                      F-6

Notes to Consolidated Financial Statements                                                                 F-7



(a)(2)  Financial Statement Schedules

      All financial statement schedules required by Item 14(a)(2) have been omitted because they are either inapplicable or the required information has been included in our consolidated financial statements and notes thereto.

(a)(3)  Exhibits

      The following Exhibits are incorporated herein by reference or are filed with this report as indicated below. Copies of exhibits will be furnished, upon request, to holders or beneficial owners of America Online Latin America, Inc. class A common stock as of March 25, 2002, subject to payment in advance of a fee of 25 cents per page to reimburse America Online Latin America, Inc. for reproduction costs.

EXHIBIT LIST

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT

*3.1     Restated Certificate of Incorporation of America Online Latin America,
         Inc.

3.2      Restated By-laws of America Online Latin America, Inc. (included as
         Exhibit 3.2 to Amendment No. 10 of the company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

3.3 Certificate of Designations, Preferences and Rights of the Series F Redeemable Convertible Preferred Stock of America Online Latin America, Inc. (included as Exhibit 99.5 to the company's Current Report on Form 8-K filed on March 11, 2002 (No. 000-31181) and incorporated herein by reference).

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

*+10.2 Second Amended and Restated Stockholders' Agreement by and Among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC, Atlantis Investments LLC and AOL Time Warner Inc., and for purposes of certain sections thereof AOL Time Warner Inc. dated as of March 8, 2002.

10.3 Contribution Agreement by and among America Online Latin America, Inc., AOL Latin America, S.L., America Online, Inc. and Riverview Media Corp., dated as of August 7, 2000 (included as Exhibit 10.3 to Amendment No. 11 of the company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

*10.4 Second Amended Registration Rights Agreement by and among America Online Latin America, Inc., America Online, Inc., AOL Time Warner Inc., Aspen Investments LLC and Atlantis Investments LLC, dated as of
         March 8, 2002.

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

10.7 Separation Agreement and Release of Claims by and between John D. Gardiner and America Online Latin America, Inc. dated as of September 25, 2001 (included as Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001(No. 000-31181) and incorporated herein by reference).

10.8 Amended and Restated Warrant issued by America Online Latin America, Inc. to America Online, Inc., dated as of August 7, 2000 (included as
         Exhibit 10.7 to Amendment No. 2 of the company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

#10.9 Letter of employment for Charles M. Herington, dated July 31, 2000 (included as Exhibit 10.8 to Amendment No. 10 of the company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

#10.10 Amendment to Letter of Employment for Charles M. Herington, dated December 15, 2000 (included as Exhibit 10.9 to the company's Transition Report on Form 10-K for the transition period from July 1, 2000 to December 31, 2000 (No. 000-31181) and incorporated herein by reference).

+10.11 Agreement by and between Embratel and AOL Brasil Ltda., dated as of October 18, 1999 (included as Exhibit 10.10 to Amendment No. 11 of the company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

+10.12 Agreement by and between Netstream Telecom Ltda. and AOL Brasil Ltda., dated as of September 24, 1999 (included as Exhibit 10.11 to Amendment No. 12 of the company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

+10.13 Form of Amendment to Agreement by and between Embratel and AOL Brasil Ltda., dated as of October 18, 1999 (included as Exhibit 10.12 to Amendment No. 11 of the company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

+10.14 Strategic Interactive Services and Marketing Agreement by and among America Online Latin America, Inc., AOL Brasil Ltda. and Banco Itau S.A., dated as of June 12, 2000 (included as Exhibit 10.13 to Amendment No. 12 of the company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

+10.15 Stock Subscription Agreement by and among America Online Latin America, Inc., Banco Itau S.A. and Banco Banerj S.A., dated as of June 12, 2000 (included as Exhibit 10.14 to Amendment No. 6 of the company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

10.16 Amended and Restated Registration Rights and Stockholder's Agreement by and among America Online Latin America, Inc., Banco Itau, S.A., Banco Banerj, S.A., Banco Itau, S.A.-Cayman Branch, Itau Bank Limited and for purposes of certain sections thereof, America Online, Inc., Atlantis Investments LLC and Aspen Investments LLC dated as of March 30, 2001 (filed as Exhibit 2 to Amendment No. 3 to Schedule 13D of AOL Time Warner Inc., and America Online, Inc., with respect to shares in America Online Latin America, Inc., filed with the Securities and Exchange Commission on April 13, 2001 (No. 005-59485) and incorporated herein by reference).

10.17 Form of Escrow Agreement by and among The Bank of New York, America Online Latin America, Inc., AOL Brasil Ltda. and Banco Itau S.A., dated as of August 7, 2000 (included as Exhibit 10.16 to Amendment No. 6 of the company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

+10.18 Agreement by and between Avantel, S.A. and AOL Mexico, S. de R.L. de C.V., dated as of January 20, 2000 (included as Exhibit 10.17 to Amendment No. 12 of the company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

+10.19 Agreement by and between Impsat, S.A. and AOL Argentina, S.R.L., dated as of December 23, 1999 (included as Exhibit 10.18 to Amendment No. 12 of the company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

10.20 Contribution Agreement by and among America Online Latin America, Inc., AOL Latin America, S.L., America Online, Inc. and Riverview Media Corp., dated as of July 3, 2000 (included as Exhibit 10.19 to Amendment No. 10 of the company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

#10.21 Letter of employment for Javier Aguirre, dated February 22, 2000 (included as Exhibit 10.20 to Amendment No. 10 of the company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

#10.22 Letter of employment for Gustavo Benejam, dated February 25, 2000 (included as Exhibit 10.21 to Amendment No. 10 of the company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

#10.23 Letter of employment for Eduardo Hauser, dated February 22, 2000 (included as Exhibit 10.23 to Amendment No. 10 of the company's Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

10.24 Stock Purchase Agreement by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC, Atlantis Investments LLC and Banco Itau., S.A. -Cayman Branch dated as of March 30, 2001 (filed as Exhibit 8 to Amendment No. 3 to Schedule 13D of AOL Time Warner Inc., and America Online, Inc., with respect to shares in America Online Latin America, Inc., filed with the Securities and Exchange Commission on April 13, 2001 (No. 005-59485) and incorporated herein by reference)

10.25 Agreement by and among America Online Latin America, Inc., Banco Itau, S.A., Banco Banerj, S.A., Banco Itau, S.A. - Cayman Branch and Itau Bank Limited, dated as of March 30, 2001 (filed as exhibit 10 to Amendment No. 3 to Schedule 13D of Banco Itau, S.A., Itausa-Investimentos Itau, S.A., Companhia ESA and the shareholders of Companhia ESA, filed with the Securities and Exchange Commission on April 12, 2001 (No. 005-59485) and incorporated herein by reference.

10.26 Agreement by and among America Online Latin America, Inc., Compuserve Interactive Services, Inc. and America Online, Inc., dated as of March 30, 2001 (included as Exhibit 10.7 to Quarterly Report on Form 10-Q for quarter ended March 31, 2001 (No. 003-31181) and incorporated herein by reference).

*+10.27 Amendment No. 2 to Agreement by and between Embratel and AOL Brasil Ltda., dated as of September 29, 2000.

*+10.28 Amendment No. 3 to Agreement by and between Embratel and AOL Brasil Ltda., dated as of December 27, 2000.

*+10.29 Amendment No. 4 to Agreement by and between Embratel and AOL Brasil Ltda., dated as of April 25, 2001.

*+10.30 Amendment No. 5 to Agreement by and between Embratel and AOL Brasil Ltda., dated as of July 4, 2001.

*+10.31 Amendment No. 6 to the Agreement by and between Embratel and AOL Brasil Ltda., dated as of July 31, 2001.

*+10.32 Amendment No. 8 to the Agreement by and between Embratel and AOL Brasil Ltda., dated as of November 1, 2001.

*+10.33 Addendum and Letter Agreement by and between AOL Mexico, S. de R.L. de C.V. and Avantel, S.A., dated as of October 31, 2001.

10.34 Note Purchase Agreement by and between America Online Latin America, Inc. and AOL Time Warner Inc., dated as of March 8, 2002 (included as
         Exhibit 99.2 to the company's Current Report on Form 8-K filed on March 11, 2002 (No. 000-31181) and incorporated herein by reference).

*10.35   Form of Initial Note.

10.36 Form of PIK Note (included as Exhibit 99.4 to the company's Current Report on Form 8-K filed on March 11, 2002 (No. 000-31181) and incorporated herein by reference).

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

b) Reports on Form 8-K

None.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      AMERICA ONLINE LATIN AMERICA, INC.


                                      By:
                                          /s/ CHARLES M. HERINGTON
                                          ------------------------------------
                                           CHARLES M. HERINGTON
                                           CHIEF EXECUTIVE OFFICER

Date: March 29, 2002

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                       SIGNATURE                                      TITLE                         DATE
                       ---------                                      -----                         ----
             /s/ CHARLES M. HERINGTON
           ----------------------------------                Chief Executive Officer            March 29, 2002
                 CHARLES M. HERINGTON                     (principal executive officer)

                /s/ JAVIER AGUIRRE
           ----------------------------------                 Chief Financial Officer           March 29, 2002
                    JAVIER AGUIRRE                        (principal financial officer)

                /s/ MILTON P. BRICE
           ----------------------------------                Treasurer and Controller           March 29, 2002
                    MILTON P. BRICE                      (principal accounting officer)


              /s/  STEVEN I. BANDEL                                 Director                    March 29, 2002
           ----------------------------------
                   STEVEN I. BANDEL


                                                                    Director                    March   , 2002
           ----------------------------------
                  GUSTAVO A. CISNEROS


               /s/ RICARDO J. CISNEROS                              Director                    March 29, 2002
           ----------------------------------
                  RICARDO J. CISNEROS


                                                                    Director                    March  , 2002
           ----------------------------------
                   MILES R. GILBURNE




                       SIGNATURE                                      TITLE                         DATE
                       ---------                                      -----                         ----


                 /s/ J. MICHAEL KELLY                               Director                    March 29, 2002
           ----------------------------------
                   J. MICHAEL KELLY


                /s/ MICHAEL LYNTON                                  Director                    March 29, 2002
           ----------------------------------
                    MICHAEL LYNTON


              /s/ ROBERT S. O'HARA, JR.                             Director                    March 29, 2002
           ----------------------------------
                 ROBERT S. O'HARA, JR.


                /s/ CRISTINA PIERETTI                               Director                    March 29, 2002
           ----------------------------------
                   CRISTINA PIERETTI


                                                                    Director                    March   , 2002
           ----------------------------------
                   ROBERT W. PITTMAN


                /s/ GERALD SOKOL, JR.                               Director                    March 29, 2002
           ----------------------------------
                   GERALD SOKOL, JR.


              /s/ VERNON E. JORDAN, JR.                             Director                    March 29, 2002
           ----------------------------------
                 VERNON E. JORDAN, JR.


                /s/ WILLIAM H. LUERS                                Director                    March 27, 2002
           ----------------------------------
                   WILLIAM H. LUERS


                /s/ M. BRIAN MULRONEY                               Director                    March 26, 2002
           ----------------------------------
                   M. BRIAN MULRONEY

               /s/ ROBERTO EGYDIO SETUBAL                           Director                    March 29, 2002
           ----------------------------------
                ROBERTO EGYDIO SETUBAL



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
America Online Latin America, Inc.


         We have audited the accompanying consolidated balance sheets of America Online Latin America, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2001, the six-month period ended December 31, 2000, the year ended June 30, 2000, and the period from December 15, 1998 (date of inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Online Latin America, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the year ended December 31, 2001, the six-month period ended December 31, 2000, the year ended June 30, 2000, and the period from December 15, 1998 (date of inception) to June 30, 1999, in conformity with accounting principles generally accepted in the United States.


                                             /s/ ERNST & YOUNG LLP


Miami, Florida
February 5, 2002, except for the seventh paragraph of Note 1 and Note 12, as to which the date is March 11, 2002

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                            DECEMBER 31,
                                                                                                      -----------------------
                                                                                                        2001          2000
                                                                                                      ---------     ---------
ASSETS
  CURRENT ASSETS
  Cash and cash equivalents                                                                           $  46,676     $  63,509
  Short-term investments                                                                                     --        69,357
                                                                                                      ---------     ---------
    Total cash and short-term investments                                                                46,676       132,866
  Trade accounts receivable, less allowances of $1,979 in 2001 and $501 in 2000                           6,144         3,724
  Other receivables                                                                                       4,713        12,269
  Prepaid expenses and other current assets                                                               5,410        15,200
                                                                                                      ---------     ---------
    Total current assets                                                                                 62,943       164,059

  Property and equipment, net                                                                            11,958        11,307
  Investments, including securities available-for-sale (at fair value)                                    1,361           754
  Product development and other intangible assets, net                                                      988         1,876
  Other assets                                                                                            7,134         1,035
                                                                                                      ---------     ---------
        Total assets                                                                                  $  84,384     $ 179,031
                                                                                                      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                                              $  18,114     $  25,024
  Payables to affiliates                                                                                 15,198        10,976
  Other accrued expenses and liabilities                                                                 14,570         9,236
  Deferred revenue                                                                                        3,656         3,187
  Accrued personnel costs                                                                                 9,004         3,450
  Other taxes payable                                                                                     1,595           943
                                                                                                      ---------     ---------
    Total current liabilities                                                                            62,137        52,816

  Deferred revenue                                                                                          692         1,957
  Other non-current liabilities                                                                             432           437
                                                                                                      ---------     ---------
        Total liabilities                                                                                63,261        55,210

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000,000 shares authorized:
  Series B and C cumulative redeemable convertible; 150,000,000 shares authorized each:
        Series B -- $327,924 liquidation value; issued and outstanding shares - 116,010,456 in
        2001 and 101,858,334 in 2000                                                                      1,160         1,019
        Series C -- $314,976 liquidation value; issued and outstanding shares - 111,413,994 in
        2001 and  97,803,960 in 2000                                                                      1,114           978
        Series D and E cumulative redeemable convertible; 25,000,000 shares authorized each;
        none issued or outstanding                                                                           --            --
                                                                                                      ---------     ---------
                                                                                                          2,274         1,997
Common stock, $.01 par value; 1,750,000,000 shares authorized:
Class A--1,250,000,000 shares authorized; 67,054,714 issued and outstanding in 2001
and  62,848,124 in 2000                                                                                     671           629
Class B and C -- 250,000,000 shares authorized each; none issued and outstanding                             --            --
                                                                                                      ---------     ---------
                                                                                                            671           629

  Additional paid-in capital                                                                            800,714       651,491
  Unearned services                                                                                    (189,191)     (230,671)
  Accumulated other comprehensive (loss) income                                                          (3,334)           71
  Accumulated deficit                                                                                  (590,011)     (299,696)
                                                                                                      ---------     ---------
        Total stockholders' equity                                                                       21,123       123,821
                                                                                                      ---------     ---------
        Total liabilities and stockholders' equity                                                    $  84,384     $ 179,031
                                                                                                      =========     =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                              YEAR ENDED                   SIX MONTHS ENDED
                                                                              DECEMBER 31,                     DECEMBER 31,
                                                                   --------------------------------   ----------------------------
                                                                        2001               2000           2000              1999
                                                                   ------------        ------------   ------------        --------
                                                                                        (UNAUDITED)                     (UNAUDITED)
REVENUES:
  Subscriptions                                                    $     49,918        $     11,791   $      8,050        $  2,106
  Advertising and commerce                                               16,525               7,237          4,423             537
                                                                   ------------        ------------   ------------        --------
    Total revenues                                                       66,443              19,028         12,473           2,643
                                                                   ------------        ------------   ------------        --------

COST AND EXPENSES:
  Cost of revenues                                                      120,772              53,808         38,270           4,828
  Sales and marketing                                                   191,024             201,977        150,951          19,521
  Product development                                                     8,124               5,718          4,120             927
  General and administrative                                             41,591              28,825         19,247           6,108
                                                                   ------------        ------------   ------------        --------
    Total costs and expenses                                            361,511             290,328        212,588          31,384
                                                                   ------------        ------------   ------------        --------

LOSS FROM OPERATIONS                                                   (295,068)           (271,300)      (200,115)        (28,741)
                                                                   ------------        ------------   ------------        --------

Other income, net                                                         4,753               1,623            204             592
                                                                   ------------        ------------   ------------        --------
LOSS BEFORE INCOME TAXES                                               (290,315)           (269,677)      (199,911)        (28,149)
Provision for income taxes                                                   --                  --             --              --
                                                                   ------------        ------------   ------------        --------
NET LOSS                                                               (290,315)           (269,677)      (199,911)        (28,149)
Less: Dividends on Series B and C preferred shares                       17,005               5,711          5,711              --
                                                                   ------------        ------------   ------------        --------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                         $   (307,320)       $   (275,388)  $   (205,622)       $(28,149)
                                                                   ============        ============   ============        ========

LOSS PER COMMON SHARE:
Basic and diluted                                                  $      (4.66)       $     (11.26)  $      (4.24)            N/A
                                                                   ============        ============   ============        ========

Weighted average number of common shares outstanding                 66,017,796          24,447,518     48,496,436              --
                                                                   ============        ============   ============        ========

SUPPLEMENTAL RELATED PARTIES DISCLOSURE:

 Transactions with affiliated parties are reflected in the consolidated statements of operations as follows:

REVENUES:
  Subscriptions                                                    $         --        $         --   $         --        $     --
  Advertising and commerce                                                2,631               1,246            623              --
                                                                   ------------        ------------   ------------        --------
    Total revenues                                                 $      2,631        $      1,246   $        623        $     --
                                                                   ============        ============   ============        ========

COST AND EXPENSES:
  Cost of revenues                                                 $     18,591        $      5,785   $      4,740        $  1,516
  Sales and marketing                                                       950                 173            173              --
  Product development                                                     5,393               5,439          4,120             927
  General and administrative                                              2,297               1,709          1,451           2,025
                                                                   ------------        ------------   ------------        --------
    Total costs and expenses                                       $     27,231        $     13,106   $     10,484        $  4,468
                                                                   ============        ============   ============        ========

                                                                                   PERIOD FROM
                                                                                   DECEMBER 15,
                                                                    YEAR ENDED       1998 TO
                                                                     JUNE 30,        JUNE 30,
                                                                       2000            1999
                                                                    ----------     ------------

REVENUES:
  Subscriptions                                                     $   5,848        $ 1,644
  Advertising and commerce                                              3,352             --
                                                                    ---------        -------
    Total revenues                                                      9,200          1,644
                                                                    ---------        -------

COST AND EXPENSES:
  Cost of revenues                                                     20,366          1,091
  Sales and marketing                                                  70,547             12
  Product development                                                   2,525            312
  General and administrative                                           15,686          1,979
                                                                    ---------        -------
    Total costs and expenses                                          109,124          3,394
                                                                    ---------        -------

LOSS FROM OPERATIONS                                                  (99,924)        (1,750)
                                                                    ---------        -------

Other income, net                                                       2,011              9
                                                                    ---------        -------
LOSS BEFORE INCOME TAXES                                              (97,913)        (1,741)
Provision for income taxes                                                 --           (131)
                                                                    ---------        -------
NET LOSS                                                              (97,913)        (1,872)
Less: Dividends on Series B and C preferred shares                         --             --
                                                                    ---------        -------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                          $ (97,913)       $(1,872)
                                                                    =========        =======

LOSS PER COMMON SHARE:
Basic and diluted                                                         N/A            N/A
                                                                    =========        =======

Weighted average number of common shares outstanding                       --             --
                                                                    =========        =======

SUPPLEMENTAL RELATED PARTIES DISCLOSURE:

 Transactions with affiliated parties are reflected in the consolidated statements of operations as follows:

REVENUES:
Subscriptions                                                       $      --        $    --
Advertising and commerce                                                  623             --
                                                                    ---------        -------
Total revenues                                                      $     623        $    --
                                                                    =========        =======

COST AND EXPENSES:
Cost of revenues                                                    $   2,561        $ 1,052
Sales and marketing                                                        --             --
Product development                                                     2,246            312
General and administrative                                              2,283          1,317
                                                                    ---------        -------
Total costs and expenses                                            $   7,090        $ 2,681
                                                                    =========        =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                             Preferred Stock              Common Stock      Additional
                                                         -----------------------      --------------------    paid-in
                                                            Shares       Amount         Shares      Amount    capital
                                                         -----------     -------      ----------    ------  ----------
Capital Contribution  on Inception ( Dec. 15, 1998)      203,716,668     $ 2,038              --     $ --    $  98,061
Net loss                                                          --          --              --       --           --
Foreign currency translation adjustment                           --          --              --       --           --
Total comprehensive loss
Payment of subscription receivable from affiliate                 --          --              --       --           --
Acquisition of CompuServe subscribers from affiliate              --          --              --       --       (4,000)
                                                         -----------     -------      ----------     ----    ---------
BALANCES AT JUNE 30, 1999                                203,716,668       2,038              --       --       94,061
Net loss                                                          --          --              --       --           --
Foreign currency translation adjustment                           --          --              --       --           --
Net unrealized loss from securities, net of
reclassification adjustments                                      --          --              --       --           --
Total comprehensive loss
Payment of subscription receivable from affiliate                 --          --              --       --           --
Capital contribution                                              --          --              --       --       30,000
Payment from affiliate for CompuServe subscribers                 --          --              --       --          879
                                                         -----------     -------      ----------     ----    ---------
BALANCES AT JUNE 30, 2000                                203,716,668       2,038              --       --      124,940
Net loss                                                          --          --              --       --           --
Foreign currency translation adjustment                           --          --              --       --           --
Net unrealized loss from securities, net of
reclassification adjustments                                      --          --              --       --           --
Total comprehensive loss
Stock issued in IPO and overallotment, net
of offering  costs of $13,461                                     --          --      27,062,500      271      202,769
Stock and stock options issued for services *                     --          --      31,731,250      317      253,782
Non-cash marketing expense amortization ***                       --          --              --       --           --
Preferred stock conversion                                (4,054,374)        (41)      4,054,374       41           --
Capital contribution                                              --          --              --       --       70,000
                                                         -----------     -------      ----------     ----    ---------
BALANCES AT DECEMBER 31, 2000                            199,662,294       1,997      62,848,124      629      651,491
Net loss                                                          --          --              --       --           --
Foreign currency translation adjustment                           --          --              --       --           --
Net unrealized loss from securities, net of
reclassification adjustments                                      --          --              --       --           --
Total comprehensive loss
Stock issued in private placement,  net of
 offering costs of $1,148                                 27,762,156         277       4,237,840       42      148,534
Return of stock in escrow                                         --          --         (31,250)      --         (216)
Non-cash marketing expense amortization ***                       --          --              --       --           --
Non-cash compensation expense **                                  --          --              --       --          905
                                                         -----------     -------      ----------     ----    ---------
BALANCES AT DECEMBER 31, 2001                            227,424,450     $ 2,274      67,054,714     $671    $ 800,714
                                                         ===========     =======      ==========     ====    =========

                                                                                     Accumulated
                                                                     Subscription       other
                                                         Unearned     receivable    comprehensive  Accumulated
                                                         services   from affiliate  income (loss)    deficit        Total
                                                         ---------  --------------  -------------  ------------   ---------
Capital Contribution  on Inception ( Dec. 15, 1998)      $      --     $(100,099)       $    --     $      --     $      --
Net loss                                                        --            --             --        (1,872)       (1,872)
Foreign currency translation adjustment                         --            --            (82)           --           (82)
                                                                                                                  ---------
Total comprehensive loss                                                                                             (1,954)
Payment of subscription receivable from affiliate               --        22,120             --            --        22,120
Acquisition of CompuServe subscribers from affiliate            --            --             --            --        (4,000)
                                                         ---------     ---------      ---------     ---------     ---------
BALANCES AT JUNE 30, 1999                                       --       (77,979)           (82)       (1,872)       16,166
Net loss                                                        --            --             --       (97,913)      (97,913)
Foreign currency translation adjustment                         --            --           (923)           --          (923)
Net unrealized loss from securities, net of
reclassification adjustments                                    --            --         (2,869)           --        (2,869)
                                                                                                                  ---------
Total comprehensive loss                                                                                           (101,705)
Payment of subscription receivable from affiliate               --        77,979             --            --        77,979
Capital contribution                                            --            --             --            --        30,000
Payment from affiliate for CompuServe subscribers               --            --             --            --           879
                                                         ---------     ---------      ---------     ---------     ---------
BALANCES AT JUNE 30, 2000                                       --            --         (3,874)      (99,785)       23,319
Net loss                                                        --            --             --      (199,911)     (199,911)
Foreign currency translation adjustment                         --            --            890            --           890
Net unrealized loss from securities, net of
reclassification adjustments                                    --            --          3,055            --         3,055
                                                                                                                  ---------
Total comprehensive loss                                                                                           (195,966)
Stock issued in IPO and overallotment, net
of offering  costs of $13,461                                   --            --             --            --       203,040
Stock and stock options issued for services *             (251,765)           --             --            --         2,334
Non-cash marketing expense amortization ***                 21,094            --             --            --        21,094
Preferred stock conversion                                      --            --             --            --            --
Capital contribution                                            --            --             --            --        70,000
                                                         ---------     ---------      ---------     ---------     ---------
BALANCES AT DECEMBER 31, 2000                             (230,671)           --             71      (299,696)      123,821
Net loss                                                        --            --             --      (290,315)     (290,315)
Foreign currency translation adjustment                         --            --         (3,547)           --        (3,547)
Net unrealized loss from securities, net of
reclassification adjustments                                    --            --            142            --           142
                                                                                                                  ---------
Total comprehensive loss                                                                                           (293,720)
Stock issued in private placement,  net of
 offering costs of $1,148                                       --            --             --            --       148,853
Return of stock in escrow                                      216            --             --            --            --
Non-cash marketing expense amortization ***                 41,845            --             --            --        41,845
Non-cash compensation expense **                              (581)           --             --            --           324
                                                         ---------     ---------      ---------     ---------     ---------
BALANCES AT DECEMBER 31, 2001                            $(189,191)    $      --      $  (3,334)    $(590,011)    $  21,123
                                                         =========     =========      =========     =========     =========

* Unearned services includes $253.6 million associated with stock issued to Banco Itau, net of related costs accrued as of June 30, 2000. See accompanying note 4 included herein.
** Non-cash compensation expense includes $0.9 million intrinsic value of stock options granted less $0.6 million in deferred compensation cost related to an employee stock option grant.
*** Represents the amortization associated with the stock issued to Banco Itau for the marketing services strategic alliance. See accompanying note 4 included herein.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                                        YEAR ENDED            SIX MONTHS ENDED
                                                                                       DECEMBER 31,             DECEMBER 31,
                                                                                ------------------------  -----------------------
                                                                                  2001           2000       2000           1999
                                                                                ---------      ---------  ---------      --------
                                                                                              (UNAUDITED)              (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                                        $(290,315)     $(269,677) $(199,911)     $(28,149)
Adjustments to reconcile net loss to net cash used in operating activities:
  Provision for uncollectible accounts                                              2,210            358        284           361
  Depreciation  and amortization                                                    4,920          2,304      1,545            91
  (Gain) loss from investment securities                                             (385)         3,705      3,705            --
  Non-cash marketing expense                                                       41,845         21,094     21,094            --
  Non-cash stock based compensation expense                                           324            252        252            --
  Non-cash asset impairment charges and lease reserves                              1,473             --         --            --
  Changes in operating assets and liabilities:
    Trade accounts receivable                                                      (9,741)        (1,313)    (2,805)       (1,757)
    Other operating assets                                                          7,322        (28,278)   (23,279)         (728)
    Operating liabilities                                                           6,658         30,678     20,737         8,062
    Deferred revenues                                                                (376)           223        854         1,003
    Payables to affiliates                                                          8,173          8,051      5,000         2,758
                                                                                ---------      ---------  ---------      --------
Net cash used in operating activities                                            (227,892)      (232,603)  (172,524)      (18,359)
                                                                                ---------      ---------  ---------      --------

INVESTING ACTIVITIES
Capital spending                                                                   (5,998)       (10,893)    (4,454)       (2,690)
Product development costs                                                            (194)        (1,622)      (225)         (770)
Purchase of short-term investments                                                     --       (128,519)  (128,519)           --
Sale of short-term investments                                                     69,357         59,162     59,162            --
                                                                                ---------      ---------  ---------      --------
Net cash provided by (used) in investing activities                                63,165        (81,872)   (74,036)       (3,460)
                                                                                ---------      ---------  ---------      --------

FINANCING ACTIVITIES
Net proceeds from affiliate capital contributions                                 148,853         77,000     70,000        23,000
Payments of subscription receivable from affiliate                                     --         77,979         --            --
Dividend for CompuServe subscribers                                                    --            879         --            --
Proceeds from IPO, net of offering costs                                               --        203,132    206,124           (46)
                                                                                ---------      ---------  ---------      --------
Net cash provided by financing activities                                         148,853        358,990    276,124        22,954
                                                                                ---------      ---------  ---------      --------

CASH AND CASH EQUIVALENTS
Effect of exchange rate changes on cash and cash equivalents                         (959)        (1,219)       624         1,362
                                                                                ---------      ---------  ---------      --------
Net (decrease) increase in cash and cash equivalents                              (16,833)        43,296     30,188         2,497
Cash and cash equivalents at beginning of period                                   63,509         20,213     33,321        17,716
                                                                                ---------      ---------  ---------      --------
Cash and cash equivalents at end of period                                      $  46,676      $  63,509  $  63,509      $ 20,213
                                                                                =========      =========  =========      ========

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid                                                               $      --      $      --  $      --      $     --
                                                                                =========      =========  =========      ========

Interest paid                                                                   $      --      $      --  $      --      $     --
                                                                                =========      =========  =========      ========

                                                                                                PERIOD FROM
                                                                                                DECEMBER 15,
                                                                                YEAR ENDED        1998 TO
                                                                                  JUNE 30,        JUNE 30,
                                                                                    2000           1999
                                                                                ----------      ------------
OPERATING ACTIVITIES
Net loss                                                                          $ (97,913)     $ (1,872)
Adjustments to reconcile net loss to net cash used in operating activities:
  Provision for uncollectible accounts                                                  435           180
  Depreciation  and amortization                                                        850            --
  (Gain) loss from investment securities                                                 --            --
  Non-cash marketing expense                                                             --            --
  Non-cash stock based compensation expense                                              --            --
  Non-cash asset impairment charges and lease reserves                                   --            --
  Changes in operating assets and liabilities:
    Trade accounts receivable                                                          (265)       (1,623)
    Other operating assets                                                           (5,727)         (294)
    Operating liabilities                                                            18,003           616
    Deferred revenues                                                                   372            --
    Payables to affiliates                                                            5,809         2,681
                                                                                  ---------      --------
Net cash used in operating activities                                               (78,436)         (312)
                                                                                  ---------      --------

INVESTING ACTIVITIES
Capital spending                                                                     (9,129)           (9)
Product development costs                                                            (2,167)           --
Purchase of short-term investments                                                       --            --
Sale of short-term investments                                                           --            --
                                                                                  ---------      --------
Net cash provided by (used) in investing activities                                 (11,296)           (9)
                                                                                  ---------      --------

FINANCING ACTIVITIES
Net proceeds from affiliate capital contributions                                    30,000            --
Payments of subscription receivable from affiliate                                   77,979        22,120
Dividend for CompuServe subscribers                                                     879        (4,000)
Proceeds from IPO, net of offering costs                                             (3,038)           --
                                                                                  ---------      --------
Net cash provided by financing activities                                           105,820        18,120
                                                                                  ---------      --------

CASH AND CASH EQUIVALENTS
Effect of exchange rate changes on cash and cash equivalents                           (483)          (83)
                                                                                  ---------      --------
Net (decrease) increase in cash and cash equivalents                                 15,605        17,716
Cash and cash equivalents at beginning of period                                     17,716            --
                                                                                  ---------      --------
Cash and cash equivalents at end of period                                        $  33,321      $ 17,716
                                                                                  =========      ========

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid                                                                 $      --      $    131
                                                                                  =========      ========

Interest paid                                                                     $      --      $     --
                                                                                  =========      ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

         America Online Latin America, Inc. ("AOLA" or the "Company") began operations in December 1998. Also in December 1998, AOLA acquired America Online Inc.'s ("AOL") Latin American CompuServe Classic subscribers. AOLA launched its first online service and portal in Brazil in November 1999. The Mexico and Argentina country services and portals were launched in July 2000 and August 2000, respectively. Under an agreement with AOL, AOLA also provides certain Spanish language content to AOL's subscribers in Puerto Rico and markets the AOL brand service in Puerto Rico. On August 11, 2000, AOLA completed its initial public offering ("IPO") of 25,000,000 shares of its class A common stock, raising approximately $187.4 million in net proceeds. In September 2000, the underwriters of the IPO exercised a portion of their over-allotment option and purchased an additional 2,062,500 shares of class A common stock, raising approximately $15.6 million in additional net proceeds.

         Before the effective date of the IPO, AOLA conducted its business operations through affiliates of AOL Latin America, S.L., a limited liability company organized in Spain in December 1998. AOL Latin America, S.L. was originally formed as a joint venture between AOL and the Cisneros Group of Companies (the "Cisneros Group"). The Cisneros Group is a name used to describe a group of investments, joint ventures, strategic alliances and companies that are associated with two of AOLA's directors, Ricardo and Gustavo Cisneros, and trusts established by them principally for the benefit of themselves and their families. In December 1998, each of AOL and the Cisneros Group owned 50% interests in AOL Latin America, S.L. AOL contributed royalty-free license rights in exchange for its ownership interest. AOL's non-cash capital contribution of the royalty-free license rights was recorded at AOL's historical cost basis, which was zero. The Cisneros Group agreed to contribute an aggregate amount of approximately $100.1 million through July 2, 2001, in exchange for its ownership interest. The Cisneros Group completed its initial funding commitment in April 2000. The Cisneros Group sold 1.96% of the shares of the company holding its interest in AOL Latin America, S.L. at cost to two executives of the Cisneros Group (Steven Bandel and Cristina Pieretti, who are also directors of AOLA) and a former executive of the Cisneros Group who is now an executive of the Company (Eduardo Hauser). The Company did not record a corresponding compensation expense since the price paid by these individuals for the stock was the same price as the Cisneros Group had paid for the stock at the formation of the Company.

         On August 7, 2000, AOLA became the holding company of, and indirectly acquired, AOL Latin America, S.L. and its affiliates, through a corporate reorganization. In the reorganization, AOL, the Cisneros Group and the three individuals named above exchanged their interests in AOL Latin America, S.L. and its affiliates for shares of the Company's series B preferred and series C preferred stock. As a result, AOL held 101,858,334 shares of the Company's series B preferred stock and the Cisneros Group and certain family members of Messrs. Gustavo and Ricardo Cisneros held 97,803,960 shares of the Company's series C preferred stock. The three individuals received 1,996,424 shares of series C preferred stock, which automatically converted into class A common stock upon its transfer to them. AOL also received a warrant to purchase 16,541,250 shares in any combination of the Company's series B preferred, class A common or class B common stock at a per share exercise price equal to the initial public offering price of $8.00 per share. The Company issued the warrant to AOL in exchange for the exclusive right to offer in Latin America any AOL-branded wireless-based online services. This non-cash capital contribution was valued at AOL's historical cost basis, which was zero. The accompanying financial statements reflect the reorganization as of the earliest period presented. Immediately after the initial closing of the IPO, AOLA also issued an aggregate of 31,700,000 shares of its class A common stock to Banco Itau and its affiliate, Banco Banerj, in connection with the establishment of a strategic marketing alliance between the Company and Banco Itau.

         The Company's family of AOL-branded interactive services includes the AOLA country services, its comprehensive online services that are available to subscribing members, the AOLA country Internet portals and the Latin American regional Internet portal.

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         AOLA's interactive services are developed on a country-by-country and regional basis and are tailored to local interests. AOLA derives its revenues principally from member subscriptions to its AOLA country services and is building its online service member base and portal user base to generate additional revenues from advertising and commerce. AOLA currently has the exclusive right to offer AOL-branded PC-based online services in Latin America. Under its license agreement with AOL, it also has the exclusive right to offer AOL-branded TV-based online services in Latin America if AOL develops these services. AOLA also has the exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by AOL for commercial launch on or before August 7, 2004. AOLA also has the right in Latin America to promote AOL's ICQ service, which features leading, real-time communications software and an associated portal.

         As discussed in more detail in Note 4 (Stockholders' Equity), during fiscal year 2001, AOLA's principal stockholders, AOL, the Cisneros Group and Banco Itau, signed a stock purchase agreement under which they agreed to provide an aggregate of $150.0 million in additional capital. From inception through December 31, 2001, AOLA's operations have been financed through capital contributed by the Cisneros Group ($213.9 million), AOL ($116.3 million) and Banco Itau ($19.9 million), as well as through the proceeds generated by AOLA's IPO and the exercise of the over-allotment option. As of December 31, 2001, all of the net proceeds generated by the IPO and the over-allotment option (approximately $203.0 million) were used for working capital purposes and to fund the losses generated by AOLA's operations.

         As discussed in Note 12 (Subsequent Event), on March 8, 2002 AOLA entered into a financing agreement with AOL Time Warner, Inc. ("AOLTW"), the parent of one of AOLA's principal stockholders, under which it will provide up to $160.0 million in additional financing. Under this agreement, AOLA will issue five-year 11% senior convertible note to AOLTW or its transferees. Initially, the notes will be convertible into a newly created series of preferred stock, series F. The series F preferred stock will be converted automatically into series B preferred stock, which is the series of preferred stock currently held by AOL, if required stockholder approvals are obtained, which is expected at AOLA's annual stockholders meeting tentatively scheduled for July 2002. If these approvals are obtained, the notes would be convertible into series B preferred stock. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of AOLA's class A common stock on March 8, 2002). The notes will be convertible at any time at the option of AOLTW, and will be redeemable by AOLA at any time after 18 months, subject to AOLTW's right to convert the indebtedness into preferred stock. In addition, the notes are required to be repaid, at the option of the holder of the notes, in the event of significant asset sales or AOLA raises additional debt or equity funds. Management anticipates that cash if on hand and the cash to be provided by AOLTW will be sufficient to fund operations through the end of the 2002 calendar year based upon its current operating budget. In addition, the projected spending under the current business plan is comprised primarily of discretionary items that could be adjusted, when or if necessary. Subsequent financing will be required before we expect to become cash self-sufficient. In order to fund our post-2002 cash needs, AOLA will seek to sell additional equity or debt securities or to enter into credit facilities, although there is no assurance that such funding will be obtained on favorable terms, if at all, or that the holders of the notes will not require the proceeds of any such financing to be used to repay the notes.

         NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation

         These financial statements include the accounts of AOLA, its subsidiaries and its predecessors on a consolidated basis since AOLA's inception on December 15, 1998. All significant intercompany accounts and transactions have been eliminated.

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Fiscal Year

         In December 2000, AOLA's Board of Directors approved changing AOLA's fiscal year-end from June 30 to December 31. Accordingly, the accompanying consolidated financial statements present a six-month transition period ended December 31, 2000. As a consequence, the twelve-month period ended December 31, 2000 and the six-month period ended December 31, 1999 presented in the accompanying financial statements are unaudited.

         Use of estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires AOLA's management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. AOLA's actual results could differ from those estimates.

         Foreign Currency Translation

         The financial statements of AOLA's wholly owned foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Assets and liabilities are translated at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the period. Translation adjustments are included as a component of stockholders' equity. Foreign currency transaction gains and losses, which have been immaterial, are included in results of operations in the other income, net component.

         Revenue Recognition and Barter Transactions.

         AOLA recognizes subscription revenues over the period that it provides its service following expiration of the member's trial period. For subscribers in Brazil, Mexico and Argentina that have elected to pay their subscription fees with credit or debit cards, or through direct debit from bank accounts, AOLA begins to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers in these countries who pay on a cash basis, AOLA does not recognize subscription revenues until the cash payment is received. As AOLA gains additional experience with the collectibility of its cash accounts receivable, it may begin to recognize revenue when the fees become due. The vast majority of subscribers to the AOL-branded service in Puerto Rico pay their subscription fees by credit card. Revenues from subscribers to Puerto Rico, which are received directly from AOL, are recognized when the fees become due.

         AOLA recognizes advertising revenues for advertising arrangements that require AOLA to display a specified number of advertisements, for a fixed fee, as the advertisements are displayed. AOLA recognizes revenues derived from sponsorship or co-sponsorship arrangements that provide for advertising and other services on a straight-line basis over the term of the contract, provided AOLA is meeting its obligations under the contract. AOLA records deferred revenues when it receives payments from advertisers before AOLA displays their advertisements on its interactive services.

         AOLA also derives revenues from commerce transactions conducted through its interactive services as either a flat payment or a percentage of each commerce transaction that is attributable to its interactive services, or both. AOLA recognizes revenues derived from the AOLA's share of the proceeds from commerce transactions when it is notified of sales that are attributable to its interactive services.

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         AOLA measures revenue for payments made in the form of equity at the fair value of the securities at the earlier of the initiation of the agreement, if fully vested and non-forfeitable, or the date performance is complete. The fair value of these securities is determined by using either market price or other standard valuation models. If AOLA's receipt of the securities is contingent upon the achievement of performance criteria, AOLA will measure revenue at that time based upon the achievement of those criteria. AOLA recognizes these revenues ratably, over the term of the contract, or when performance is completed. During the year ended June 30, 2000, AOLA received $4.5 million of equity securities for future services. AOLA did not receive any equity securities for future services during the six months ended December 31, 2000 or during the year ended December 31, 2001.

         AOLA barters advertising for products and services. Such transactions are recorded at the estimated fair value of the products or services received or given in accordance with the provisions of the Emerging Issues Task Force ("ETIF") Issue No. 99-17, "Accounting for Advertising Barter Transactions". Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Barter transactions are not material to AOLA's statement of operations for all periods presented.

         Subscriber Acquisition and Advertising Costs

         AOLA accounts for direct marketing costs incurred for acquiring subscribers as well as other advertising costs as required by AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." AOLA has expensed all advertising, marketing and other subscriber acquisition costs as it incurred them and such cost are reported in costs of sales and marketing expenses.

         Advertising costs, included in sales and marketing expenses, totaled approximately $184.4 million for the year ended December 31, 2001, $98.9 million for the six months ended December 31, 2000, $67.6 million for the year ended June 30, 2000 and were not material during the period ended June 30, 1999.

         Sales and marketing expenditures also include amortization expense related to the class A common stock that was issued to Banco Itau in consideration for entering into the strategic marketing agreement. During the year ended December 31, 2001, we recognized a full year of Banco Itau amortization expense equal to $41.8 million, compared with approximately six and one-half months of amortization expense, equal to $23.2 million, in the year ago period.

         Cash and Cash Equivalents

         AOLA considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         Trade Accounts Receivable and Credit Risk

         AOLA sells its services in Latin America to a diverse range of customers and subscribers. The carrying amount of AOLA's trade accounts receivable approximates their fair market value and its encompassed within two main categories: subscribers and advertising and commerce. AOLA's trade accounts receivable portfolio has a higher concentration of balances derived from advertising and commerce revenues. At December 31, 2001 and 2000, the balances outstanding from this category represented approximately 76% and 50% of the total credit portfolio.

         Credit risk in trade receivables is substantially mitigated by our credit evaluation process, short collection terms, and sales to a large number of customers, as well as the low revenue per transaction for most of our services. Management performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral.

         Management maintains a reserve to provide for estimated credit losses and has the responsibility for determining that the reserve is adequate, for probable and inherent losses relating to trade receivables at each reporting date. Allowances for potential credit losses are determined based on historical experience, current evaluation of the composition of accounts receivable and expected credit trends. Actual credit losses could differ from such estimates.

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         AOLA recorded provisions to the allowance of approximately $2.2 million during the year ended December 31, 2001, $284,000 during the six months ended December 31, 2000, $435,000 during the year ended June 30, 2000 and $180,000 for the period from inception to June 30, 1999. Write-offs against the allowance totaled approximately $734,000 during the year ended December 31, 2001, $83,000 during the six months ended December 31, 2000 and $315,000 during the year ended June 30, 2000. No amounts were written-off for the period from inception to June 30, 1999.

         Investments, including Securities Available-For-Sale

         AOLA classifies all debt and equity securities for which there is a determinable fair market value as available-for-sale. These securities are reported at their fair value, with unrealized gains and losses excluded from earnings and reported net of applicable taxes in accumulated other comprehensive income (loss). Realized gains and losses and declines in value of available-for-sale securities, other than those determined to be temporary, are included in other income, net. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. AOLA held no debt securities at December 31, 2001. All debt securities outstanding at December 31, 2000, matured on or before September 1, 2001.

         AOLA has an available-for-sale equity investment in Hollywood.com, a publicly traded company domiciled at Boca Raton, Florida. The investment was acquired in exchange for future services and is comprised of common stock and warrants which had an original fair market value of $4.5 million. The fair market value of this investment at December 31, 2001 and 2000 amounted to $1.4 million and $754,000, respectively, including the fair value of the warrants of $471,000 and $258,000 at those dates.

         Quarterly, AOLA performs a review of the common stock portion of its holdings in Hollywood.com to determine if this value is impaired on an other-than-temporary basis. As a result of that review, AOLA recorded an impairment charge of approximately $2.2 million to other income, net during the six months ended December 31, 2000. Under the criteria established by SFAS No. 133 ("SFAS 133"), which AOLA adopted on July 1, 2000, the warrants acquired in this transaction are classified as derivatives. The decline in value of the warrants since their initial valuation by AOLA totaled $1.3 million at December 31, 2001 and $1.5 million at December 31, 2000.

         Property and Equipment

         Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation. Depreciation or amortization is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever are shorter.

         Long-lived assets and identifiable intangibles related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the abandonment of leased facilities at its Fort Lauderdale offices, AOLA incurred a charge of approximately $582,000 during the year ended 2001 for the impairment of leasehold improvements and furniture. There were no impairment losses during the six-months ended December 31, 2000, year ended June 30, 2000 and for the period from inception to June 30, 1999.

         SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") requires AOLA to capitalize various costs for the development of internal use software, including the costs of coding, software configuration, upgrades and enhancements. AOLA accounts for costs incurred for software obtained or developed for internal use in accordance with SOP 98-1.

         In March 2000, the EITF issued its consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). AOLA accounts for the development and maintenance of its website in accordance with EITF 00-2.

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Product Development Costs

         Under specific conditions, we capitalize certain product development costs, which consist mainly of charges from AOL for personnel and costs associated with the localization of our interactive services and other developments we request AOL to provide. We capitalize such costs incurred once the product or enhancement reaches technological feasibility and up until completion of beta testing. Prior to technological feasibility, and once the product or service is commercially available (upon completion of beta testing), costs are again expensed as incurred. Amortization of product development costs is provided on a product-by-product basis, using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed three years, beginning the month after the date of product release.

         Quarterly, AOLA reviews and expenses the unamortized cost of any feature identified as being impaired. AOLA also reviews the recoverability of the total unamortized cost of all features and software products in relation to their estimated online service and other relevant revenues and, when necessary, makes an appropriate adjustment to net realizable value.

         Income Taxes

         Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred income tax assets and liabilities are determined based on the difference between financial reporting and the tax bases of assets and liabilities. AOLA measures these taxes using the enacted tax rates and laws that will be in effect when it expects the differences to reverse.

         Financial Instruments

         The carrying amounts of AOLA's cash and cash equivalents, other receivables, other assets, trade accounts payable, accrued expenses and other liabilities approximate their fair market value.

         Loss Per Common Share

         AOLA computes loss per common share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per common share is calculated based on the weighted average number of shares of class A common stock outstanding during the period. AOLA has convertible preferred stock and outstanding options and warrants that are convertible or exercisable into AOLA's common stock. AOLA has not included these potential common shares in the computation of diluted loss per share as their effect is anti-dilutive for all periods presented.

         Loss per common share does not include any accretion to liquidation value of AOLA's series B and C preferred stock. Refer to Note 5 included herein for the loss per common share calculation for the periods reported in these financial statements.

         Stock-Based Compensation

         AOLA follows SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which established a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method of accounting for their employee stock compensation plans. This pronouncement also allows an entity to continue to measure compensation cost for those plans based on Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and disclose the pro forma net income and net income per share as if the fair value method had been applied in measuring cost. Compensation cost is determined based on the intrinsic value of the stock options as required by the provisions of APB 25 and is recognized when probable, based on the best estimate of the outcome of the performance condition. AOLA has elected to apply APB 25 in accounting for its 2000 Stock Plan ("the "Stock Plan").

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Comprehensive Loss

         Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except for those resulting from investments by owners and distributions to owners. In AOLA's case, in addition to net loss, other comprehensive loss results from changes in the unrealized gains and losses on securities that are classified as available-for-sale and foreign currency translation adjustments. The presentation of comprehensive loss required by SFAS No. 130, "Reporting Comprehensive Income", is set forth in the accompanying statements of changes in stockholders' equity.

         Reclassifications

         Certain reclassifications have been made to the consolidated financial statements for the six months ended December 31, 2000, year ended June 30, 2000 and period from December 15, 1998 to June 30, 1999 to conform to the presentation of the consolidated financial statements for the year ended December 31, 2001.

         Recent Pronouncements

         AOLA adopted Staff Accounting Bulletin ("SAB") 101 "Revenue Recognition in Financial Statements" ("SAB 101") in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on AOLA's earnings or financial position.

         As described in the Investments, including securities available-for-sale section, AOLA adopted SFAS 133, (as amended by SFAS 137 and SFAS 138) at the beginning of the six-month period ended December 31, 2000. The adoption of SFAS 133 did not have any material effect on AOLA's financial position or results of operations for fiscal 2001.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective for AOLA in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Management believes that these statements will not have any material effect on AOLA's consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will be effective for AOLA in the first quarter of 2002. AOLA's management does not expect that the application of the provisions of SFAS 143 will have a material impact on AOLA's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. SFAS 144 will be effective for AOLA in the first quarter of 2002. AOLA's management does not expect that the application of the provisions of SFAS 144 will have a material impact on AOLA's consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         In April 2001, the EITF reached a final consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"), which was later codified along with other similar issues, into EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products". EITF 00-25 will be effective for AOLA in the first quarter of 2002. EITF 00-25 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. AOLA's management does not expect that the application of the provisions of EITF 00-25 to have any material impact on AOLA's consolidated financial statements.

         NOTE 3 - RELATED PARTIES TRANSACTIONS:

         License, Services and Advertising Agreements with AOL

         In exchange for its initial ownership interest in AOLA, AOL entered into a royalty-free license agreement and a services agreement with AOLA. The termination or loss of exclusivity of AOLA's license or services agreement with AOL would adversely impact AOLA's business. Under the services agreement, AOL provides services to AOLA for fees determined on an AOL allocated cost-plus basis. Under the license agreement, AOLA has the exclusive right to offer in Latin America AOL-branded PC-based online services. AOLA also has the exclusive right to offer AOL-branded TV-based online services in Latin America. AOLA has the additional exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by AOL for commercial launch on or before August 7, 2004.

         AOLA also has a non-exclusive license to offer a localized network of Spanish- and Portuguese-language AOL-branded portals in Latin America with an option to license exclusively any Spanish- or Portuguese-language AOL-branded portals that AOL may develop for the Latin American market, subject to payment of a license fee. Under the services agreement, AOL provides services including software localization, updates, development, and installation services, server connection services, technical support and training. AOL also provides AOLA with business development, administrative, tax, financial and legal services.

         Each of these agreements may be terminated if AOLA materially breaches its terms. AOLA will lose exclusivity of its licensed rights to PC-based services upon the later of December 15, 2003 or the date on which AOL or the Cisneros Group owns less than 20% of the outstanding capital stock of AOLA outstanding on August 7, 2000, and to TV- and wireless-based services on the later of August 7, 2005 or the date on which either AOL or the Cisneros Group owns less than 20% of the outstanding capital stock of AOLA.

         In addition to the above mentioned license and services agreements, AOLA has an advertising arrangement with AOL under which AOLA pays AOL a commission as a finder's fee of 15% of advertising revenues received from global transactions in which part of the advertising is on our AOLA country services and portals. Based on our management's experience negotiating similar arrangements, we believe that the terms of this arrangement are at least as favorable as we could have obtained from an unaffiliated third party.

         AOLA incurred expenses payable to AOL for services associated to the agreements described above of approximately $25.7 million for the year ended December 31, 2001, $10.3 million for the six months ended December 31, 2000, $8.8 million for the year ended June 30, 2000 and $2.4 million for the period ended June 30, 1999. AOLA has included the unpaid portion of these costs in payables to affiliates in the accompanying consolidated balance sheets.

         Some of AOL's employees who provide these services to AOLA participate in AOLA's stock option plans. One AOLA employee, hired from AOL, has also retained his previously granted AOL stock options.

THE LETTER AGREEMENT REGARDING PUERTO RICO SUBSCRIBERS

      AOLA entered into a letter agreement with America Online under which America Online transferred to AOLA the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico, and AOLA includes these subscribers in its member totals. For fiscal 2001, AOLA reported total revenues of approximately $4.8 million related to Puerto Rico subscribers and incurred $1.3 million to America Online under this agreement.

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Advertising and Content Agreement with Turner Broadcasting System Latin America, Inc.

         AOLA entered into an advertising and content agreement with Turner Broadcasting System Latin America, Inc., an affiliate of AOLTW. Under this agreement AOLA receives content from CNN, Cartoon Network and TNT for distribution on our AOLA country services. AOLA purchased approximately $990,000 in advertising on the various Turner media properties for the year ended December 31, 2001 and $284,000 for the six months ended December 31, 2000.

         Support and Service Agreements with the Cisneros Group and Affiliated Companies

         AOLA also receives support services from the Cisneros Group, who charges fees to AOLA on a cost basis for those services. Management believes that the expenses for these services are representative of what would have been incurred by AOLA on a stand-alone basis. In addition, AOLA has entered into various agreements with companies associated to the Cisneros Group. First, is the agreement with Claxson Interactive Group Inc., under which AOLA advertised on one of Claxson's cable TV properties. Secondly, is the agreement with Pueblo Supermarkets in Puerto Rico, under which AOLA pays rent for kiosks in the supermarkets for purposes of soliciting new members, along with a bounty for new members who register through these promotional efforts. Lastly, in connection with the Rock in Rio music festival, AOLA entered into an agreement with DIRECTV Latin America, LLC to produce a video of this event, as well as granted them a license to broadcast this video in Latin America.

         The costs incurred payable to the Cisneros Group and its affiliates for the aforementioned services totaled approximately $467,000 for the year ended December 31, 2001, $185,000 for the six months ended December 31, 2000, $415,000 for the year ended June 30, 2000, and $291,000 for the period ended June 30, 1999. AOLA has included the unpaid portion of these costs in payables to affiliates in the accompanying consolidated balance sheets.

         Advertising Agreements with Banco Itau

         AOLA entered into a series of advertising agreements with Banco Itau under which they advertise on our AOLA country service and portal in Brazil. The amount of payments received by us during the year ended December 31, 2001 was approximately $1.5 million.

         Acquisition of AOL's Latin American CompuServe Classic subscribers

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

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         NOTE 4 - STOCKHOLDERS' EQUITY:

         Preferred Stock

         AOLA is authorized to issue up to 500,000,000 shares of preferred stock, par value of $.01 per share, in one or more series with rights, preferences and privileges that are determined by AOLA's board of directors. Before completion of AOLA's initial public offering, AOLA had issued 101,858,334 shares of series B preferred stock and 101,858,334 shares of series C preferred stock. AOL owns all of the outstanding series B preferred stock and the Cisneros Group and certain family members of Gustavo Cisneros and Ricardo Cisneros own all of the outstanding series C preferred stock. At any time, the series B and series C preferred stock are convertible on a one-for-one basis into shares of class B and class C common stock, which are convertible on a one-for-one basis into shares of class A common stock. The issuance of the series B and series C preferred stock described above is reflected in the financial statements as though issued at inception.

         Concurrently with the IPO, the Cisneros Group gifted 2,057,950 shares of class A common stock to some of its current and former employees. These shares were issued by AOLA to the Cisneros Group as series C preferred stock and converted into shares of class A common stock upon their gifting. Also, the 1,996,424 shares of series C preferred stock held by the three individuals, as described in Note 1, converted into 1,996,424 shares of class A common stock.

         On March 30, 2001, AOLA's principal stockholders, AOL, the Cisneros Group and Banco Itau, signed a stock purchase agreement under which they agreed to provide an aggregate of $150.0 million in additional capital. AOL and the Cisneros Group purchased a combined total of $130.1 million in redeemable convertible preferred stock and Banco Itau purchased $19.9 million of class A common stock.

         Under the aforementioned agreement, AOL purchased approximately a total of $44.2 million of AOLA's series D redeemable convertible preferred stock on April 2, 2001 and June 1, 2001. The Cisneros Group purchased a total of approximately $42.5 million of AOLA's series E redeemable convertible preferred stock on April 2, 2001 and June 1, 2001. Banco Itau purchased approximately $19.9 million of AOLA's class A common stock on April 2, 2001. The purchase price per share for the series D preferred stock, series E preferred stock and class A common stock was $4.6875.

         On July 31, 2001, the series D preferred stock and series E preferred stock then outstanding were converted on a one-to-one basis into shares of series B preferred stock and series C preferred stock, respectively. On August 1, 2001, AOL and the Cisneros Group contributed the final installment of $22.1 million and $21.3 million, respectively, due under the agreement in exchange for shares of AOLA's series B preferred stock and series C preferred stock, respectively, at a purchase price of $4.6875 per share.

         On July 31, 2001, the stockholders and board of directors authorized the amendment and restatement of AOLA's certificate of incorporation, and approved the conversion of series D and E preferred stock into series B and C preferred stock, respectively. This conversion became effective upon the filing of AOLA's restated certificate of incorporation on July 31, 2001. AOLA's restated certificate of incorporation also changed the redemption date and the dividend rate of the series B and series C preferred stock.

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The redemption date of the series B and series C preferred stock was changed to provide that on August 7, 2005, 87.8% of the then outstanding series B and C preferred stock will be redeemed and the remaining outstanding series B and series C preferred stock will be redeemed on April 2, 2006, plus all accumulated and unpaid dividends. The series B and series C preferred stock will be redeemed, at AOLA's option, in cash, by delivery of fully paid and non-assessable shares of class A common stock, or by any combination of cash and shares of class A common stock. The redemption price was changed to equate to a revised liquidation preference of $2.7268 per share and $2.7272 per share for the series B and series C preferred stock, respectively, plus all accrued and unpaid dividends.

         Holders of the series B and C preferred stock are also entitled to receive a cumulative annual dividend at the rate of 3% of the per share liquidation preference, of $2.7268 and $2.7272 per share, respectively, as and when declared by the board of directors and before payment of any dividend to the holders of the class A, class B and class C common stock. The dividend is payable in series B and C preferred stock. After that, the holders of the class A, class B and class C common stock, together with the holders of series B and series C preferred stock, will share ratably in any dividend declared by the board of directors based on the number of shares of common stock and preferred stock held. As of December 31, 2001, the liquidation value on the series B preferred shares was approximately $316.4 million, excluding dividends in arrears of $11.6 million. For the series C preferred shares, the liquidation value at such date was approximately $303.8 million, excluding dividend in arrears of $11.1 million.

         Common Stock

         AOLA is authorized to issue 1,250,000,000 shares of class A common stock, par value $.01 per share, 250,000,000 shares of class B common stock, par value $.01 per share, and 250,000,000 shares of class C common stock, par value $.01 per share.

         As described on the preferred stock section of this note, during fiscal year 2001 a total of 4,237,840 shares of class A common stock were issued to Banco Itau under the March 30, 2001 stock purchase agreement, increasing the number of class A common shares issued and outstanding to 67,054,714 shares at December 31, 2001 versus 62,848,124 shares at December 31, 2000. No shares of class B common stock have been issued or are outstanding and no shares of class C common stock have been issued or are outstanding. The class B and class C common stocks are convertible into shares of class A common stock at any time on a one-for-one basis.

         The holders of class A common stock are each entitled to one vote per share. AOL and the Cisneros Group are entitled to ten votes for each share of series B and series C preferred stock and, if issued, class B and class C common stock, that they hold. From inception through December 31, 2001, the Cisneros Group has contributed approximately $213.9 million to AOLA's equity capital and AOL has contributed $116.3 million to AOLA's equity capital.

         Under AOLA's restated certificate of incorporation, each of AOL and the Cisneros Group has the right to directly elect five members of AOLA's 14-member board of directors. The affirmative vote of the holders of a majority of the outstanding series B preferred stock and class B common stock, voting separately as a class, as well as the holders of a majority of the outstanding series C preferred stock and class C common stock, voting separately as a class, is required to approve a large number of corporate and business matters, as well as to amend or repeal a number of the provisions of AOLA restated certificate of incorporation.

         In accordance with the Registration Rights and Stockholders' Agreement by and among AOLA, AOL, the Cisneros Group and Banco Itau, both AOL and the Cisneros Group have agreed to vote for one nominee designated by Banco Itau for election to AOLA's Board of Directors.

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Otherwise, holders of class A common stock, series B preferred stock and series C preferred stock and any issued class B and class C common stock generally will vote together as a single class on matters presented to the stockholders for their vote or approval, including for election of directors who are not elected directly by AOL or the Cisneros Group, except as otherwise required by applicable Delaware law. However, because AOL and the Cisneros Group together control approximately 98% of the voting power of AOLA capital stock, AOL and the Cisneros Group have the power to elect the remaining four directors.

         Under the stockholder's agreement by and among AOLA, AOL and the Cisneros Group, both AOL and the Cisneros Group have agreed to non-compete provisions. If either AOL or the Cisneros Group breaches these provisions, the Company and the non-breaching party may be able to acquire the breaching party's capital stock.

         Common shares reserved for issuance at December 31, 2001 and 2000 were:

                                                               December 31,
                                                     ----------------------------------
                                                         2001                  2000
                                                     -----------            -----------
Series B and Series C Preferred Stock                227,424,450            199,662,294
AOL Warrant                                           16,541,250             16,541,250
Stock Options                                         17,808,333             13,208,333
                                                     -----------            -----------
                                                     261,774,033            229,411,877
                                                     ===========            ===========

         The Banco Itau Strategic Alliance

         On June 12, 2000, AOLA entered into a ten-year strategic marketing alliance with Banco Itau, one of the largest banks in Latin America with approximately 8 million customers and 1.8 million users of its interactive financial services. AOLA has created a customized co-branded version of the America Online Brazil service that Banco Itau markets to all of its customers. On August 11, 2000, AOLA issued an aggregate of 31,700,000 shares of class A common stock to Banco Itau and one of its affiliates, in exchange for Banco Itau's commitment to various subscriber membership and revenue levels during the first five years of the alliance. The shares issued to Banco Itau are fully vested and non-forfeitable. There are no circumstances that require the shares to be returned to AOLA nor does Banco Itau have to meet any performance criteria to keep the shares. The shares were valued at approximately $253.6 million, based on $8.00 per share, the initial public offering price.

         Banco Itau has agreed to achieve certain subscriber and revenue targets in the first five years of the agreement. In the event these performance targets are not met, Banco Itau could be liable for payments to AOLA. The maximum amount of such payments is $164.8 million. Banco Itau has provided promissory notes that will secure any payments due to AOLA. The unamortized cost of this agreement was recorded as a contra-equity account and captioned as "Unearned Services" in the accompanying consolidated statement of changes in stockholders' equity upon issuance of the shares to Banco Itau.

         As there are potential specific payments related to performance targets in the first five years of the agreement, AOLA is expensing $164.8 million of the cost on a straight-line basis over that period and the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement. [The amortization of the unearned service related to the Banco Itau strategic alliance amounted to $41.8 million for the year ended December 31, 2001 and $21.1 million for the six-months ended December 31, 2000. For the year ended June 30, 2000 AOLA recorded expenses of $2.1 million for the Banco Itau strategic alliance. This expense is included in the accompanying consolidated statements of operations as part of sales and marketing expenses.]

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The AOL Warrant

         On August 7, 2000, AOLA issued a warrant to AOL to purchase 16,541,250 shares in any combination of its series B preferred, class A common or class B common stock at a per share exercise price equal to the initial public offering price of $8.00 per share. The warrant is immediately exercisable and has a ten-year term. The number of shares issuable under the warrant may be increased if AOL or the Cisneros Group admits one or more strategic stockholders. No other warrants are outstanding.

         Stock Option Plan

         In July 2000, AOLA's board of directors and shareholders adopted AOLA's Stock Plan. Under the Stock Plan, AOLA may grant incentive stock options and non-qualified stock options to its employees, consultants, and directors at fair market value at the date of grant. The options generally vest 25% per year over four years and have a maximum term of ten years. A total of 13,208,333 shares of class A common stock were initially authorized for grant under the Stock Plan. The number of shares available for issuance under the Stock Plan was increased, effective as of March 2001, to a total number of 17,808,333 shares of class A common stock. Stock options granted to consultants are accounted for based on their fair value. The activity in AOLA's stock options for the year ended December 31, 2001 and the six months ended December 31, 2000 is set forth below:

                                                         YEAR ENDED                               SIX MONTHS
                                                      DECEMBER 31, 2001                        DECEMBER 31, 2000
                                              -----------------------------------     ---------------------------------
                                                                                                               WEIGHTED
                                                                      WEIGHTED                                 AVERAGE
                                                NUMBER OF             AVERAGE         NUMBER OF STOCK          EXERCISE
                                              STOCK OPTIONS        EXERCISE PRICE         OPTIONS               PRICE
                                              -------------        --------------     ---------------          --------
Balance at the beginning period                 10,419,425             $7.71                     --             $  --
  Options granted at
    Market price                                 6,863,980              3.87             10,906,285              7.73
    Below market price                             250,000              2.72                 31,250              0.01
                                               -----------             -----            -----------             -----
                                                 7,113,980              3.85             10,937,535              7.73
  Options forfeited                             (1,699,148)             5.98               (518,110)             8.01
                                               -----------             -----            -----------             -----
Balance at the end of period                    15,834,257             $6.16             10,419,425             $7.71
                                               ===========             =====            ===========             =====
Weighted average fair value of
  options granted at:
    Market price                                     $1.88                                    $3.27
                                               ===========                              ===========
    Below market price                               $4.79                                    $7.99
                                               ===========                              ===========

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The following table summarizes the range and weighted average exercise prices and the weighed average remaining contractual life of the options outstanding at December 31, 2001:

                                                   OUTSTANDING                                        EXERCISABLE
                              -------------------------------------------------------      --------------------------------
                                                   WEIGHTED
                                                   AVERAGE
                                                  REMAINING
                                             CONTRACTUAL LIFE IN)    WEIGHTED AVERAGE                      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES        OPTIONS             YEARS)            EXERCISE PRICE        OPTIONS         EXERCISE PRICE
------------------------      ----------     --------------------    -----------------     ---------       ----------------
$0.01 to $3.41                 4,312,330              9.1                 $2.71               31,250            $0.01
$3.59 to $5.00                   369,489              9.6                 $4.17               12,164            $4.63
$5.03 to $6.38                 1,881,022              9.2                 $5.60              229,662            $5.57
$6.66 to $8.07                 8,794,928              8.8                 $7.92            2,784,402            $7.99
$8.13 to $9.44                   476,488              9.2                 $8.65               56,850            $8.50
                              ----------            -----                 -----            ---------            -----
                              15,834,257              8.9                 $6.16            3,113,328            $7.74
                              ===========           =====                 =====            =========            =====

         As described in Note 2, AOLA uses the intrinsic value method to account for employee stock options. The compensation recorded related to stock options granted at an exercise price less than fair market value amounted to approximately $324,000 for the year ended December 31, 2001 and $250,000 for the six months ended December 31, 2000. The following table presents AOLA's net loss and loss per common share assuming AOLA had used the fair value method to recognize compensation expense with respect to its options. The effect of applying SFAS 123 on pro forma net loss is not necessarily representative of the effects on reported net income (loss) for future years due, to among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

                                                           YEAR ENDED           SIX MONTHS ENDED
                                                          DECEMBER 31,            DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         2001                    2000
------------------------------------------                ------------          ----------------
REPORTED
Net loss applicable to common stockholders                $  (307,320)            $  (205,622)
Loss per common share - basic and diluted                 $     (4.66)            $     (4.24)

PRO FORMA
Net loss applicable to common stockholders                $  (322,112)            $  (215,324)
Loss per common share - basic and diluted                 $     (4.88)            $     (4.44)

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         AOLA estimated the fair value of employee-stock-based awards using the Black-Scholes option-pricing model based on the weighted average assumptions for options granted during the periods as indicated below.

                                                            YEAR ENDED      SIX MONTHS ENDED
                                                            DECEMBER 31,      DECEMBER 31,
                                                               2001               2000
                                                            ------------    ----------------
Risk free interest rate                                         4.67%              6.22%
Expected life (in years)                                         4.5                4.5
Expected volatility                                             70.0%              67.0%
Expected dividend yield                                          0.0%               0.0%
Weighted average fair value of options granted                $ 1.94             $ 3.27

NOTE 5 - COMPUTATION OF LOSS PER COMMON SHARE:

         AOLA had no common stock outstanding prior to its August 2000 IPO. Therefore, there is no loss per share information presented for the year ended June 30, 2000 or for the period ended June 30, 1999. The calculation of basic and diluted loss per common share for the years ended December 31, 2001 and 2000, and for the six months ended December 31, 2000 was as follows (in thousands, except per share amounts):

                                                                               YEAR ENDED
                                                                              DECEMBER 31,                  SIX MONTHS ENDED
                                                                    -------------------------------            DECEMBER 31,
                                                                      2001                  2000                  2000
                                                                    ---------             ---------         ----------------
                                                                                            (UNAUDITED)
Net loss                                                            $(290,315)            $(269,677)            $(199,911)
Less: Dividends on Series B and C preferred shares                     17,005                 5,711                 5,711
                                                                    ---------             ---------             ---------
Net loss applicable to common stockholders                           (307,320)             (275,388)             (205,622)
Weighted average number of common shares outstanding                   66,018                24,448                48,496
                                                                    ---------             ---------             ---------
LOSS PER COMMON SHARE -  Basic and diluted                          $   (4.66)            $  (11.26)            $   (4.24)
                                                                    =========             =========             =========

         The loss per share does not include any accretion to liquidation value of AOLA's series B and C preferred stock since AOLA has the option of redeeming the series B and series C preferred stock in common stock rather than cash. Additionally, AOLA has the intention and unconditional right to redeem the preferred stock by issuing common stock. There is no difference between AOLA's basic and diluted loss per share since the effect of any contingently issuable common stock on loss per share is anti-dilutive. Potential anti-dilutive securities for the year ended December 31, 2001 and the six-month period ended December 31, 2000 are set forth on the table below:

                                                                December 31,
                                                     ----------------------------------
                                                        2001                   2000
                                                     -----------            -----------
Series B and Series C Preferred Stock                227,424,450            199,662,294
AOL Warrant                                           16,541,250             16,541,250
Stock Options                                         15,834,257             10,419,425
                                                     -----------            -----------
                                                     259,799,957            226,622,969
                                                     -----------            -----------

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6 - SEGMENT INFORMATION:

         Latin American Operations

         AOLA principally derives its revenues from operations in Latin America. Social, political and economic conditions in Latin America are volatile. This volatility could make it difficult for AOLA to develop its business, generate revenues or achieve or sustain profitability. Historically, volatility has been caused by currency devaluations, significant governmental influence over many aspects of local economies, political and economic instability, unexpected changes in regulatory requirements, social unrest or violence, slow or negative economic growth, imposition of trade barriers, and wage and price controls. Most or all of these factors have occurred at various times over the last two decades in Latin American markets in which AOLA operates, including Brazil, Mexico and Argentina. AOLA has no control over these matters. Social, political and economic conditions may inhibit online services and Internet use, create uncertainty in AOLA's operating climate and cause advertisers to reduce their advertising spending, all of which may adversely impact AOLA's business.

         Latin America has also experienced significant currency fluctuations. Since AOLA's consolidated cash flows from operations are generated exclusively in the currencies of the subsidiaries, AOLA is subject to the effect of fluctuations in the value of those currencies. In January 2002, the Argentine Congress passed an emergency legislation that changed its local currency exchange policy in relation to the U.S. dollar, allowing for the end of the one-to-one peg of the U.S. dollar. As a result, the local currency weakened in value in relation to the U.S. dollar by approximately 44% during the aforementioned month.

         The recent significant devaluation of the Argentine peso threatens to significantly increase the rate of inflation in that country during fiscal 2002 and beyond. As of December 31, 2001, AOLA's net assets exposed to the risk of devaluation totaled approximately $4.8 million, of which only $153,000 was cash. The ability of the Argentine government in controlling the economic crisis in that country cannot be predicted at the present time.

         Segments

         AOLA considers markets in which it has launched its AOLA services as operational segments and reports its operations on a country-by-country basis. In determining operating segments, AOLA internally reviewed the current management structure that reports to the chief operating decision-maker ("CODM") and analyzed the reports received by the CODM in order to allocate resources and measure performance.

         Each of AOLA's operating segments derives its revenues from interactive services through subscription revenues and advertising, commerce and other revenues. Interactive services consist of the delivery of AOLA's interactive products, including the AOLA country services and portals and CompuServe services. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. As of June 30, 2000, AOLA operated in a single segment, through the provision of its AOLA services in Brazil. In July 2000, it launched its AOLA country services in Mexico, launched its AOLA country services in Argentina in August 2000, and began marketing the AOL-brand service in Puerto Rico in December 2000.

         For purposes of the segment presentation below, due to immateriality, amounts for Puerto Rico are included in the Corporate and other segment. Amounts included in the Corporate and other segment represents amounts related to AOLA's agreement with AOL concerning subscribers to the AOL-brand service in Puerto Rico during the year ended December 31, 2001 and six-month period ended December 31, 2000, and revenues for CompuServe Classic in pre-launch countries for the other periods presented. Once a country service has been launched, results from CompuServe are included in that operating segment. No single customer accounted for 10% or more of our total revenues for any of the periods presented.

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The following table provides a reconciliation of reportable segments revenues to the consolidated financial statement totals and presents revenues by service type (in thousands):

                                               YEAR ENDED                       SIX MONTHS ENDED
                                       -------------------------            ------------------------           YEAR ENDED
                                              DECEMBER 31,                         DECEMBER 31,                 JUNE 30,
                                        2001               2000               2000              1999              2000
                                      -------            -------            -------            ------          ----------
                                                       (UNAUDITED)                          (UNAUDITED)
          REVENUES:
BRAZIL
  Subscription                        $17,853            $ 6,950            $ 4,940            $  489            $2,154
  Advertising and commerce              8,870              5,470              2,715                --             3,292
                                      -------            -------            -------            ------            ------
      Total Brazil                    $26,723            $12,420            $ 7,655            $  489            $5,446
                                      -------            -------            -------            ------            ------

MEXICO
  Subscription                        $19,579            $ 2,379            $ 2,379            $   --            $   --
  Advertising and commerce              5,557                996                996                --                --
                                      -------            -------            -------            ------            ------
    Total Mexico                      $25,136            $ 3,375            $ 3,375            $   --            $   --
                                      -------            -------            -------            ------            ------

ARGENTINA
  Subscription                        $ 7,388            $   420            $   420            $   --            $   --
  Advertising and commerce              1,766                665                665                --                --
                                      -------            -------            -------            ------            ------
    Total Argentina                   $ 9,154            $ 1,085            $ 1,085            $   --            $   --
                                      -------            -------            -------            ------            ------

CORPORATE AND OTHER
  Subscription                        $ 5,098            $ 2,042            $   311            $1,617            $3,694
  Advertising and commerce                332                106                 47               537                60
                                      -------            -------            -------            ------            ------
    Total Corporate and Other         $ 5,430            $ 2,148            $   358            $2,154            $3,754
                                      -------            -------            -------            ------            ------

TOTAL
  Subscription                        $49,918            $11,791            $ 8,050            $2,106            $5,848
  Advertising and commerce             16,525              7,237              4,423               537             3,352
                                      -------            -------            -------            ------            ------
    Total revenues                    $66,443            $19,028            $12,473            $2,643            $9,200
                                      =======            =======            =======            ======            ======

         The Corporate and other segment reported revenues of approximately $1.6 million for the period from December 15, 1998 (inception) to June 30, 1999. The revenues reported under Corporate and other during the period from inception to June 30, 1999 relate to subscribers of the CompuServe Classic service. These revenues amounted to $1.64 million during this reporting period. Loss from operations for the periods presented in the financial statements is reconciled in the table below (in thousands):

                                            YEAR ENDED                               SIX MONTHS ENDED
                                 -------------------------------             ------------------------------             YEAR ENDED
                                           DECEMBER 31,                                 DECEMBER 31,                     JUNE 30,
                                    2001                  2000                  2000                 1999                  2000
                                 ---------             ---------             ---------             --------             ----------
                                                      (UNAUDITED)                                 (UNAUDITED)
LOSS FROM OPERATIONS:
Brazil                           $(147,731)            $(161,070)            $(101,682)            $(23,090)            $(82,477)
Mexico                             (71,550)              (50,221)              (50,221)                  --                   --
Argentina                          (39,663)              (34,565)              (34,565)                  --                   --
Corporate and other                (36,124)              (25,444)              (13,647)              (5,651)             (17,447)
                                 ---------             ---------             ---------             --------             --------
TOTAL CONSOLIDATED               $(295,068)            $(271,300)            $(200,115)            $(28,741)            $(99,924)
                                 =========             =========             =========             ========             ========

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         For the period from December 15, 1998 to June 30, 1999, AOLA reported a loss from operations of approximately $1.8 million, all of which was incurred by the Corporate and other segment. The following table presents a reconciliation of reportable segment assets and long-lived assets to the consolidated financial statement totals (in thousands):

                                                          DECEMBER 31,
                                                 ---------------------------
                                                  2001                2000
                                                 -------            --------
ASSETS:
  Brazil                                         $14,376            $ 20,690
  Mexico                                          10,698              19,352
  Argentina                                        9,235              12,501
  Corporate and Other                             49,087             124,612
                                                 -------            --------
        Total tangible assets                     83,396             177,155
        Plus: intangible assets                      988               1,876
                                                 -------            --------
        TOTAL CONSOLIDATED                       $84,384            $179,031
                                                 =======            ========

LONG-LIVED ASSETS:
  Brazil                                         $ 4,756            $  5,361
  Mexico                                           2,119               2,592
  Argentina                                          958               2,012
                                                 -------            --------
    International                                  7,833               9,965
    United States and Puerto Rico                  4,125               1,342
                                                 -------            --------
        TOTAL CONSOLIDATED                       $11,958            $ 11,307
                                                 =======            ========

         The differences between segment tangible assets and the total consolidated assets represent product costs and other intangible assets for each of the periods presented.

         Depreciation and amortization expense for the year ended December 31, 2001 amounted to $1.6 million in Brazil, $1.1 million in Mexico and $457,000 in Argentina, together with $1.7 million in the United States and Puerto Rico. For the six months ended December 31, 2000, depreciation and amortization expense in Brazil, Mexico, and Argentina was $517,000, $487,000 and $244,000, respectively, with the remainder of $297,000 related to the United States and Puerto Rico. Depreciation and amortization expense from inception to June 30, 2000 was less than $1.0 million.

         Expenditures for long-lived assets for the year ended December 31, 2001 were $2.1 million, $217,000, and $21,000 in Brazil, Mexico and Argentina, respectively, and the remainder of $3.6 million in the United States and Puerto Rico. For the six months ended December 31, 2000, expenditures for long-lived assets were $2.7 million, $542,000 and $432,000 in Brazil, Mexico and Argentina, respectively, along with $742,000 in the United States and Puerto Rico in the aggregate. Expenditures for long-lived assets from inception to June 30, 2000 were $9.1 million, of which $4.0 million was incurred in Brazil and the remainder of $5.1 million outside of Brazil.

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 7- PROPERTY AND EQUIPMENT AND PRODUCT DEVELOPMENT COSTS

         Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization as follows (in thousands):

                                                                                          DECEMBER 31,
                                                                  USEFUL LIFE      -------------------------
                                                                    (YEARS)         2001               2000
                                                                    -------        -------           -------

Leasehold and network improvements                                     4           $ 5,585           $ 5,891
Furniture and fixtures                                                 5             2,919             1,668
Equipment and automobiles                                              5             1,661             2,219
Computer equipment and internal software                             2 - 5           7,343             3,389
                                                                                   -------           -------
                                                                                    17,508            13,167
Less: accumulated depreciation and amortization                                     (5,550)           (1,860)
                                                                                   -------           -------
PROPERTY AND EQUIPMENT, NET                                                        $11,958           $11,307
                                                                                   =======           =======

         Depreciation expense of property and equipment for the year ended December 31, 2001 was approximately $4.2 million, $1.2 million for the six months ended December 31, 2000 and $702,000 for the year ended June 30, 2000.

         Product Development Costs

         AOLA's product development cost composition at December 31 consisted of (in thousands):

                                                                  DECEMBER 31,
                                                          ---------------------------
                                                           2001                 2000
                                                          -------             -------
Capitalized development and localization costs            $ 2,141             $ 2,339
Less: accumulated amortization                             (1,153)               (463)
                                                          -------             -------
PRODUCT DEVELOPMENT COSTS, NET                            $   988             $ 1,876
                                                          =======             =======

         Amortization of product developments costs for the year ended December 31, 2001 totaled approximately $678,000, $304,000 for six month period ended December 31, 2000 and $150,000 for the year ended June 30, 2000.

         Product developments costs expensed as research and development totaled $8.1 million for the fiscal year ended December 31, 2001, $4.1 million for the six months ended December 31, 2000, $2.5 million for the year ended June 30, 2000 and $312,000 for the period from inception to June 30, 1999.

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 8 - OTHER ASSETS AND OTHER ACCRUED EXPENSES AND LIABILITIES

         At December 31, the components of other accrued expenses and liabilities were as follows (in thousands):

                                                  DECEMBER 31,
                                           -------------------------
                                            2001               2000
                                           -------            ------
Telecommunications costs                   $ 5,313            $2,339
Marketing and advertising costs              5,592             4,758
Member services                                976               720
Other                                        2,689             1,419
                                           -------            ------
                                           $14,570            $9,236
                                           =======            ======

         At December 31, AOLA's non-current other assets was comprised of (in thousands):

                                                DECEMBER 31,
                                         ------------------------
                                          2001              2000
                                         ------            ------
Value added taxes recoverable            $6,053            $   --
Other assets                              1,081             1,035
                                         ------            ------
                                         $7,134            $1,035
                                         ======            ======

NOTE 9 - INCOME TAXES:

         The United States and foreign components of loss from continuing operations before income taxes and dividends on the series B and series C preferred stock are as follows:

                                                                                     Period from
                                                                                     December 15,
                                     Year Ended    Six Months Ended  Year Ended        1998 to
                                     December 31,     December 31,     June 30,        June 30,
                                        2001             2000            2000            1999
                                     ------------  ----------------  ----------      ------------
United States                        $ (36,407)       $ (10,365)       $ (85,658)      $(1,793)
Foreign                               (253,908)        (189,546)         (12,255)           52
                                     ---------        ---------        --------        -------
                                     $(290,315)       $(199,911)       $(97,913)       $(1,741)
                                     =========        =========        ========        =======

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The components of the provision for income taxes are as follows:

                                                                       Period from
                                                                       December 15,
                Year Ended     Six Months Ended     Year Ended           1998 to
               December 31,      December 31,        June 30,            June 30,
                  2001              2000               2000               1999
               ------------    ----------------     ----------         ------------
Current:
  Federal         $ --              $ --               $ --               $ --
  Foreign           --                --                 --                131
  State             --                --                 --                 --
                  ----              ----               ----               ----
                    --                --                 --                131
Deferred            --                --                 --                 --
                  ----              ----               ----               ----
                  $ --              $ --               $ --               $131
                  ====              ====               ====               ====

         The income tax provision for the period ended June 30, 1999 represents AOLA's estimated income taxes in certain foreign locations.

         For U.S. tax purposes, elections were made to treat foreign operating entities as branches as those subsidiaries were formed. AOLA acquired the foreign operating entities on August 7, 2000. Therefore, the consolidated operating losses arising in periods after August 7, 2000 are available for carry forward by AOLA. Net operating loss carryforwards totaling $475.6 million at December 31, 2001 are being carried forward and are available to reduce future taxable income. These net operating losses expire as follows: $187.0 million in 2020 and $288.6 million in 2021.

         Tax losses generated by AOLA in foreign jurisdictions will be available to be carried forward against future foreign taxable income, subject to local tax restrictions, if any. AOLA's operations in Brazil, Mexico, Spain, Puerto Rico and Argentina generated net operating loss carryforwards totaling $398.6 million at December 31, 2001, which are being carried forward and are available to reduce future taxable income of certain foreign tax jurisdictions. At December 31, 2001, AOLA's net operating loss carryfowards (by operating country) expire as follows (in thousands):

YEAR ENDED DECEMBER 31,   ARGENTINA       PUERTO RICO         SPAIN             MEXICO            BRAZIL             TOTAL
                          ---------       -----------        --------          --------          --------          --------
2005                       $   462          $    --          $     --          $     --          $     --          $    462
2006                        33,096               --                --                --                --            33,096
2007                         8,060               73                --                --                --             8,133
2008                            --            4,309                --                --                --             4,309
2009                            --               --             1,007                --                --             1,007
2010                            --               --            27,899            57,943                --            85,842
2011                            --               --                --            66,240                --            66,240
INDEFINITELY                    --               --                --                --           199,515           199,515
                           -------          -------          --------          --------          --------          --------
                           $41,618          $ 4,382          $ 28,906          $124,183          $199,515          $398,604
                           =======          =======          ========          ========          ========          ========

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The significant components of AOLA's deferred tax assets and liabilities at December 31, 2001 and 2000 consisted of the following (in thousands):

                                                        December 31,
                                              ------------------------------
                                                 2001                 2000
                                              ---------             --------
DEFERRED TAX ASSETS:
  Accounts receivable allowances              $     629             $ 44 629
  Asset reserves                                     --                   91
  Depreciation and amortization                   3,228                4,856
  Loss on securities                              1,396                  945
  Deferred revenues                                 429                  688
  Accrued expenses                                2,218                   --
  Stock based compensation                          210                   --
  Net operating loss carryforwards              215,195               76,440
                                              ---------             --------
                                                223,305               83,064
  Valuation allowance                          (223,305)             (83,064)
                                              ---------             --------
                                              $      --             $     --
                                              =========             ========

         SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that a $223.3 million and $83.1 million valuation allowance at December 31, 2001 and 2000, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased by approximately $140.2 million during the year ended December 31, 2001 and by approximately $52.1 million during the six months ended December 31, 2000. AOLA's operations in Brazil, Mexico, and Argentina generated deferred tax assets of approximately $36.2 million from foreign net operating losses relating to periods prior to the August 7, 2000 reorganization. The foreign deferred tax assets were fully provided for with a valuation allowance. A reconciliation of AOLA's income taxes to amounts calculated at the statutory federal rate is as follows (in percentage):

                                                             YEAR ENDED    SIX MONTHS ENDED
                                                            DECEMBER 31,      DECEMBER 31,
                                                               2001             2000
                                                            ------------   ----------------
Federal statutory taxes                                       (34.0)%           (34.0)%
  State income taxes, net of federal tax benefit              (3.63)            (3.63)
  Nondeductible items                                          0.14              0.01
  Dividends received deduction                                (0.28)               --
  Change in valuation allowance                               48.31             26.08
  Income nontaxable in US                                     (8.38)             8.38
  Income generated prior to the August 7, 2000
    reorganization and taxable to predecessor parent          (0.31)             4.93
Other                                                         (1.85)            (1.77)
                                                              -----             -----
                                                                 --%               --%
                                                              =====             =====

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         Leases and Network Services Commitments

         AOLA has entered into various facilities and equipment operating leases, primarily under long-term operating agreements, some of which contain renewal options. In addition, AOLA has entered into third party telecommunications network capacity contracts, under which it is committed to purchase a minimum amount of network capacity or to pay a fixed minimum cost for network capacity. AOLA records expense related to these contracts up to the minimum commitments and expenses any additional costs in the period that it is incurred. As of December 31, 2001, future rental commitments and the fixed minimum costs for network capacity commitments under these contracts for future periods are summarized as follows (in thousands):

  FOR THE YEAR ENDED DECEMBER 31,           LEASES           NETWORK           TOTAL
                                            -------          -------          -------
2002 .............................          $ 2,895          $26,714          $29,609
2003 .............................            2,114           23,999           26,113
2004 .............................            1,992           17,138           19,130
2005 .............................            1,062              423            1,485
2006 .............................              233               --              233
                                            -------          -------          -------
                                            $ 8,296          $68,274          $76,570
                                            =======          =======          =======

         For the year ended December 31, 2001, rent expense under operating leases totaled approximately $4.9 million (including a one-time impairment charge of approximately $1.5 million for leased space abandonment), $1.5 million for the six months ended December 31, 2000 and $1.1 million for the year ended June 30, 2000.

         Legal Proceedings

         On December 28, 1999, ADEC, a non-governmental, private consumer protection association, filed a complaint against AOLA in the Brazilian State of Rio de Janeiro seeking monetary damages and a preliminary restraining order. ADEC is seeking R$10.0 million, or approximately U.S. $4.2 million, in damages on behalf of consumers who have allegedly complained about the installation of the America Online Brazil software on their personal computers. The preliminary restraining order would have required AOLA to stop distributing CD software in Brazil, to collect CD software already distributed, and to publish a notice in newspapers of significant circulation. While ADEC obtained the order, AOLA was successful in having it revoked and ADEC later lost an appeal of the revocation. At ADEC's request, the court allowed the publication of a general public summons inviting consumers to join ADEC as plaintiffs, which gave potential plaintiffs a thirty-day period to join the action. No potential plaintiffs joined the action in this thirty-day period. The case is currently suspended by an appeal filed by AOLA in which it asks the appellate court of the State of Rio de Janeiro to review the lower court's decision to appoint an independent expert witness to gather further evidence on the CD software and also to review some preliminary arguments raised by AOLA in its response to this lawsuit that were rejected by the lower court. Although AOLA believes that ADEC's claims are without merit and AOLA will continue to contest them vigorously, AOLA may not be successful in defeating its claims. If AOLA is unsuccessful in contesting these claims, ADEC's claims could have a material adverse effect on AOLA's results of operations and financial position.

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 11 - EMPLOYEE SAVINGS PLAN

         During the year ended December 31, 2001, AOLA implemented a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all regular employees. AOLA contributes a maximum contribution of 4% of a participant's earnings. The cost of providing this benefit amounted to approximately $530,000 for the year ended December 31, 2001.

NOTE 12 - SUBSEQUENT EVENT (ADDITIONAL FUNDING):

         In order to fund AOLA's fiscal 2002 operating and cash requirements, on March 8, 2002 AOLA entered into a Note Purchase Agreement with AOLTW (the parent company of one of AOLA's principal stockholders) pursuant to which AOLTW has agreed to make available to AOLA, subject to standard borrowing conditions, up to $160 million in exchange for five-year senior convertible notes of AOLA.

         Initially, the notes will be convertible into a newly created series of preferred stock, series F. The series F preferred stock will be converted automatically into series B preferred stock, which is the series of preferred stock currently held by AOL, if required stockholder approvals are obtained, which is expected at AOLA's annual stockholders meeting tentatively scheduled for July 2002. If these approvals are obtained, the notes would be convertible into series B preferred stock. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of AOLA's class A common stock on March 8, 2002). The notes will be convertible at any time at the option of AOLTW, and will be redeemable by AOLA at any time after 18 months, subject to AOLTW's right to convert the indebtedness into preferred stock. In addition, the notes are required to be repaid, at the option of AOLTW, in the event of significant asset sales or AOLA raises additional debt or equity funds. In the event the entire $160 million principal amount of the notes were to be converted by AOLTW, an additional 44,150,110 of series B preferred shares would be issued to AOLTW, increasing their economic ownership in the company to 50.9%, and their relative voting strength to 57.6%, assuming conversion of the AOL warrant. Interest will be payable either in cash or preferred stock, at AOLA's option.

         In the event the interest is paid in shares, the price per share is to be determined based on the average closing price of AOLA's class A common stock for the twenty trading dates prior to the date of payment. At present, it is AOLA's intention to pay the interest on the notes through the issuance of additional shares, which could result in additional significant dilution to existing shareholders. Interest payments on the notes could total approximately $85 million, depending on the exact timing of the drawdowns, over the five-year life of the notes.

         In connection with the transaction described above, AOLA agreed to present for a vote by its stockholders amendments to its certificate of incorporation, pursuant to which the authorized shares of Class A common stock would be increased to 1,000,000,000 shares.

         On March 11, 2002, AOLA issued the first note under the Note Purchase Agreement, pursuant to which it received proceeds of $17.3 million.

         Based upon current operating budgets, management anticipates that the cash on hand and the cash to be raised through the financing with AOLTW will be sufficient to fund operations through at least the end of the 2002 calendar year.

AMERICA ONLINE LATIN AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED):

The table below presents selected unaudited quarterly information for the last 2 calendar years. In management's opinion, all adjustments necessary to fairly present the results of operations of such periods are reflected therein.

                                                                         QUARTER ENDED
                                                  ---------------------------------------------------------
                                                  MARCH 31,      JUNE 30,     SEPTEMBER 30,    DECEMBER 31,       TOTAL
                                                  ---------      --------     -------------   -------------     ---------
YEAR ENDED DECEMBER 31, 2001
Revenues                                          $ 12,757       $ 16,309       $  18,697       $  18,680       $  66,443
Cost and expenses                                   99,591         88,562          88,540          84,818         361,511
                                                  --------       --------       ---------       ---------       ---------
LOSS FROM OPERATIONS                               (86,834)       (72,253)        (69,843)        (66,138)       (295,068)
Other income, net                                    1,848          1,888             712             305           4,753
                                                  --------       --------       ---------       ---------       ---------
LOSS BEFORE INCOME TAXES                           (84,986)       (70,365)        (69,131)        (65,833)       (290,315)
Income taxes                                            --             --              --              --              --
                                                  --------       --------       ---------       ---------       ---------
NET LOSS                                           (84,986)       (70,365)        (69,131)        (65,833)       (290,315)
Dividends on Series B and C preferred shares         3,674          4,101           4,579           4,651          17,005
                                                  --------       --------       ---------       ---------       ---------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS        $(88,660)      $(74,466)      $ (73,710)      $ (70,484)      $(307,320)
                                                  ========       ========       =========       =========       =========

Basic and diluted loss per common share           $  (1.41)      $  (1.11)      $   (1.10)      $   (1.05)      $   (4.66)
                                                  ========       ========       =========       =========       =========
Weighted average common shares outstanding          62,848         67,008          67,055          67,055          66,018
                                                  ========       ========       =========       =========       =========

YEAR ENDED DECEMBER 31, 2000
Revenues                                          $  2,568       $  3,989       $   4,552       $   7,921       $  19,028
Cost and expenses                                   26,272         51,468         102,857         109,731         290,328
                                                  --------       --------       ---------       ---------       ---------
LOSS FROM OPERATIONS                               (23,704)       (47,479)        (98,305)       (101,810)       (271,300)
Other income, net                                      649            770             206              (2)          1,623
                                                  --------       --------       ---------       ---------       ---------
LOSS BEFORE INCOME TAXES                           (23,055)       (46,709)        (98,099)       (101,812)       (269,677)
Income taxes                                           (40)            40              --              --              --
                                                  --------       --------       ---------       ---------       ---------
NET LOSS                                           (23,095)       (46,669)        (98,099)       (101,812)       (269,677)
Dividends on Series B and C preferred shares            --             --           2,037           3,674           5,711
                                                  --------       --------       ---------       ---------       ---------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS        $(23,095)      $(46,669)      $(100,136)      $(105,486)      $(275,388)
                                                  ========       ========       =========       =========       =========

Basic and diluted loss per common share                N/A            N/A       $   (2.93)      $   (1.68)      $  (11.26)
                                                  ========       ========       =========       =========       =========
Weighted average common shares outstanding             N/A            N/A          34,145          62,848          24,448
                                                  ========       ========       =========       =========       =========