Form 10-Q
period 2002-03-31
AMERICA ONLINE LATIN AMERICA INC
filed 2002-05-15
CIK 1100395

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2002

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

                             6600 N. Andrews Avenue
                                   Suite 400
                           Fort Lauderdale, FL 33309
             (Address of principal executive offices and zip code)

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

Yes [X]     No [ ]

As of May 9, 2002, America Online Latin America, Inc. had 67,070,065 shares of class A common stock, $0.01 par value, outstanding. No shares of America Online Latin America, Inc.'s class B common stock or class C common stock are outstanding.

                       AMERICA ONLINE LATIN AMERICA, INC.

                                   FORM 10-Q

                                     INDEX


                     PART I. FINANCIAL INFORMATION                                                                         Page

                             Management's Discussion and Analysis of Financial Condition and Results of
                             Operations..................................................................................    3

                             Quantitative and Qualitative Disclosures About Market Risk..................................   16

                             Financial Statements

                             Consolidated Balance Sheets - March 31, 2002 (unaudited) and December 31,
                             2001........................................................................................   18

                             Consolidated Statements of Operations - Three Months Ended March 31, 2002 and
                             2001 (unaudited)............................................................................   19

                             Consolidated Statements of Changes in Stockholders' Equity - Three Months
                             Ended March 31, 2002 and 2001(Unaudited)....................................................   20

                             Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002
                             and 2001 (unaudited)........................................................................   21

                             Notes to Consolidated Financial Statements..................................................   22

                     PART II. OTHER INFORMATION

                     Item 2. Changes in Securities and Use of Proceeds...................................................   29
                     Item 4. Submission of Matters to Vote of Security Holders...........................................   29
                     Item 6. Exhibits and Reports on Form 8-K............................................................   29
                     Signatures..........................................................................................   31
                     Exhibit Index.......................................................................................   32

PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 may not be indicative of the results for the full year and should be read in conjunction with the sections of our audited financial statements and notes thereto as well as our MD&A that are included in our Annual Report on Form 10-K for the fiscal year 2001.

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

         Our markets in Latin America are Brazil, Mexico, Argentina and Puerto Rico. In November 1999, we concurrently launched our first AOLA country service, America Online Brazil, and our first AOLA country Internet portal, our Brazilian portal currently located at www.aol.com.br. As of April 2002, we offered our America Online Brazil service in 234 cities in Brazil. In July 2000, we launched our country service in Mexico, America Online Mexico, and our Mexican portal currently located at www.aol.com.mx. As of April 2002, we offered our America Online Mexico service in 58 cities in Mexico. In August 2000, we launched our country service in Argentina, America Online Argentina, and our Argentine portal currently located at www.aol.com.ar. As of April 2002, we offered our America Online Argentina service in 22 cities in Argentina. In November 2000, we introduced our Latin American regional portal, located at www.aola.com. As part of the ongoing development of our service territory, we expanded into Puerto Rico under an agreement with America Online under which America Online transferred its economic interest in its existing subscriber base to us. We receive the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico and include these subscribers in our member totals. Subscribers in Puerto Rico are provided with both English and Spanish-language content through the AOL-branded service. In June 2001, AOL launched on its U.S. service, a "Latino" content area targeted to U.S. Hispanics. We program, manage and receive an economic benefit from advertising generated in this specific content area.

         In June 2000, we entered into a ten-year strategic alliance with Banco Itau, one of the largest banks in Latin America, which was providing limited online financial services to approximately 1.4 million of its approximately seven million customers at the time. We launched a co-branded, customized version of our America Online Brazil service that Banco Itau began marketing to its customers in December 2000 and Banco Itau is obligated to promote the co-branded service as the principal means of accessing Banco Itau's interactive financial services. As of April 2002, Banco Itau had approximately 8.6 million customers, of which 2.0 million were using online banking services through either the AOL co-branded service or Banco Itau's proprietary service. We believe that this relationship will enable us to expand our Internet presence in Brazil by allowing us to gain access to Banco Itau's online as well as offline customer base.

         The co-branded service is substantially the same as our AOLA country service in terms of technology and content, except that we offer a co-branded welcome screen for Banco Itau customers, a Banco Itau toolbar icon, a special version of our finance channel and links that directly connect Banco Itau's customers to its online financial services. Subscribers to the co-branded service have access to our full line of features as provided to our general customers, including e-mail with multiple AOL screen names, instant messaging, Internet access, interaction with our worldwide online community and our 24-hour customer service. Banco Itau's customers who register for the co-branded service are currently entitled to a three-month free trial period, a period that may be changed in the future. Until December 2005, Banco Itau is required to offer at least one hour of subsidized usage per month to subscribers following the expiration of a subscriber's trial period, although Banco Itau is responsible to us only for actual usage by the subscriber.

         Banco Itau may also choose to provide its customers additional subsidized time beyond the one hour obligation. In addition, Banco Itau is required to pay us a nominal amount for subscribers who have not used the service during the previous month and who are no longer in their free trial period. As of April 2002, more than half of the subscribers to the Banco Itau co-branded service had not used the service during the previous month. Furthermore, a substantial portion of the remaining Banco Itau subscribers who were not in their free trial periods as of that date did not exceed the time subsidized by Banco Itau. We are currently working with Banco Itau on online and offline initiatives to encourage usage of the co-branded service and migration to our higher rate and usage plans.

         As part of our strategic alliance, Banco Itau and we established subscriber targets for the co-branded service of 250,000 verified subscribers at December 10, 2001 and 500,000 at December 10, 2002. In addition, Banco Itau and we have established a secondary target of a total of 1,000,000 verified subscribers at December 10, 2002. Verified subscribers are those subscribers who have used the co-branded service in any two of the three months preceding the December 10th measurement date or who have first accessed the co-branded service in the month prior to the December measurement date. Under our agreement, if the subscriber level targets are not met, Banco Itau will be required to make a reference payment to us. The reference payment amount for the secondary target of 1,000,000 subscribers will be decreased on a pro-rata basis, if Banco Itau meets its 500,000 level target. Banco Itau met the subscriber target for the co-branded services of 250,000 verified subscribers at the December 10, 2001 measurement date.

         In addition to attracting subscribers by offering broad geographical coverage of our country services, we make our country services accessible to a broader audience of potential subscribers offering multiple mechanisms by which our members can pay us. All country services and Puerto Rico were initially launched with credit cards as the primary subscriber payment method, although Brazil concurrently offered a cash payment method known as the "boleto." The boleto is a customary form of payment in Brazil under which Brazilian banks that we designate act as conduits for collecting the related payments. In addition, customers of our Banco Itau co-branded service have the option of permitting direct debits from their accounts for purposes of paying subscriber fees. In May 2001, we began to offer cash method payment options in Mexico and Argentina. Under cash payment alternatives, members can subscribe to our AOLA country services without using a credit card, thus allowing the Company to reach a greater number of potential members. Members in Puerto Rico may pay their subscription fees either through credit cards or direct debit to their bank accounts. The vast majority of Puerto Rican members select credit cards as their payment vehicle.

         Since its introduction, the "cash payment" alternative has accounted for a substantial majority of all new member registrations in Brazil, Mexico and Argentina and currently represents the payment mechanism selected by approximately 62% of our subscribers in Brazil (other than those to the Banco Itau co-branded service), and 65% of our members in Mexico and Argentina. Although we have not experienced any significant difficulties collecting subscription fees from members using credit and debit cards, collection rates from members opting for the cash payment mechanisms have been lower and less timely. In Brazil, Mexico and Argentina, we are taking steps to improve the validation of registration data provided by cash payment subscribers by requiring these subscribers to call our customer service centers to finalize their registration.

         We consider countries in which we have launched our AOLA country services as operational segments and internally report our operations on a country-by-country basis. Each of our operating segments derives its revenues through the provision of interactive services from subscription revenues and advertising and commerce revenues.

CONSOLIDATED RESULTS OF OPERATIONS

         Table 1 below shows the consolidated results from operations for the three months ended March 31, 2002 and 2001. During the first quarter of 2002, revenues increased 42.4% to $18.2 million, up $5.4 million from the comparable prior year period. Total costs and expenses for the three months ended March
31, 2002 were $71.6 million, down $28.0 million, or 28.1% from the first quarter of 2001. Our loss from operations was $53.4 million for the first quarter of 2002, a reduction of $33.4 million, or 38.5%, from the prior-year period. Net loss applicable to common shareholders, after accounting for dividends to preferred stockholders, was $57.6 million, an improvement of $31.2 million from the 2001 first quarter. Our loss per common share, both basic and diluted, was $0.86, versus a loss of $1.41 per share for the three months ended March 31, 2001.

---------------------------------------------------------------------------------------------------------------------
                                                                                        QUARTER ENDED
                                                                  ---------------------------------------------------
           TABLE 1 - SELECTED OPERATING DATA                       MARCH 31,              MARCH 31,               %
           ---------------------------------                         2002                   2001               CHANGE
------------------------------------------------------------      -----------            -----------            -----
                                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
CONDENSED CONSOLIDATED OPERATIONS
Revenues:
 Subscriptions                                                    $    15,688                  9,679             62.1%
 Advertising and commerce                                               2,473                  3,078            (19.7)
                                                                  -----------            -----------            -----
                                                                       18,161                 12,757             42.4
Costs and expenses                                                     71,600                 99,591            (28.1)
                                                                  -----------            -----------            -----
Loss from operations                                              $   (53,439)           $   (86,834)           (38.5)
                                                                  -----------            -----------            -----

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                        $   (57,564)           $   (88,660)           (35.1)
                                                                  ===========            ===========            =====

Loss per common share, basic and diluted                          $     (0.86)           $     (1.41)           (39.0)
                                                                  ===========            ===========            =====

Weighted average number of common shares outstanding               67,059,909             62,848,124              6.7
                                                                  ===========            ===========            =====

LOSS FROM OPERATIONS BY OPERATING SEGMENT:
 - Brazil                                                         $   (29,661)           $   (42,929)           (30.9)
 - Mexico                                                             (16,540)               (20,460)           (19.2)
 - Argentina                                                           (1,665)               (14,218)           (88.3)
 - Puerto Rico                                                           (173)                (2,387)           (92.8)
 - Corporate and other                                                 (5,400)                (6,840)           (21.1)
                                                                  -----------            -----------            -----
                                                                  $   (53,439)           $   (86,834)           (38.5)
                                                                  ===========            ===========            =====

AS A PERCENTAGE OF TOTAL LOSS FROM OPERATIONS:
 - Brazil                                                                55.5%                  49.4%
 - Mexico                                                                31.0%                  23.6%
 - Argentina                                                              3.1%                  16.4%
 - Puerto Rico                                                            0.3%                   2.7%
 - Corporate and other                                                   10.1%                   7.9%
                                                                  -----------            -----------
                                                                        100.0%                 100.0%
                                                                  ===========            ===========

         Beginning in 2002, we began to implement measures designed to better target higher-value members and to increase the efficiency of our member acquisition efforts by focusing on target populations that have a greater likelihood of not only becoming members, but also becoming subscribers who pay on a timely basis and remain subscribers to our services for an extended period of time. We plan to achieve this by focusing acquisition efforts on marketing channels that in the past have resulted in higher subscription rates relative to their acquisition cost. The effectiveness of these measures will depend in part on our ability to target higher-value members, our ability to develop software tools and support systems designed to verify billing data for new subscribers to our country services and our ability to identify members that are most likely to pay their subscription fees on a timely basis.

         If these efforts to target higher-value members are successful, we would expect several results. First, we would expect the turnover rate in our membership base to decrease over time, and as a consequence, we would benefit from lower member acquisition and marketing-related expenses and improved collections experience among our membership. Second, we would expect our overall cost structure - not only sales and marketing - to improve, as the scope of our network and call center support operations is made proportional to the membership base. Third, our rate of member acquisition growth could slow, given that our marketing efforts would be more targeted.

         Largely as a result of these initiatives, which include a more targeted marketing effort and an improved method of validating registration data from potential cash payment subscribers, as well as continued termination of members that are delinquent in paying us, our member acquisition growth in the first quarter of 2002 slowed from the fourth quarter of 2001. We expect these initiatives to have a short-term negative impact on our membership and our subscriber growth rate.

         At March 31, 2002, there were a total of 1.41 million members of our AOLA country services, the Banco Itau co-branded service and the AOL-branded service in Puerto Rico. We expect that over the near term a substantial percentage of our subscribers will continue to be in their free trial period. The percentage of trial members is likely to be highest in connection with particular promotional campaigns, which may include offering extended trial periods.

         REVENUES

         As shown on Table 2 below, total revenues consist principally of subscription revenues as well as revenues generated from advertising and commerce. Total revenues for the three months ended March 31, 2002 increased to $18.2 million, up $5.4 million or 42.4% from the three-month period ended March 31, 2001. Revenues from subscriptions to the AOLA country services and the AOL-branded service in Puerto Rico grew to $15.7 million, accounting for 86.4% of total revenues. In the comparable prior-year period, revenue from subscriptions was $9.7 million and accounted for 75.9% of total revenues. Advertising and commerce revenues were $2.5 million in the first quarter of 2002, accounting for 13.6% of total revenues.

                                                      QUARTER ENDED
                                          --------------------------------------
           TABLE 2 - REVENUES             MARCH 31,       MARCH 31,         %
           ------------------               2002            2001          CHANGE
                                          ---------       ---------       ------
                                                      (IN THOUSANDS)
REVENUES
  Subscriptions                           $15,688         $ 9,679          62.1%
  Advertising and commerce                  2,473           3,078         (19.7)
                                          -------         -------         -----
                                          $18,161         $12,757          42.4
                                          =======         =======         =====
DISTRIBUTION OF REVENUES
  Subscriptions                              86.4%           75.9%
  Advertising and commerce                   13.6%           24.1%
                                          -------         -------
                                            100.0%          100.0%
                                          =======         =======

REVENUES BY OPERATING SEGMENT
 - Brazil                                   7,984           5,839          36.7
 - Mexico                                   6,891           4,300          60.3
 - Argentina                                  909           1,931         (52.9)
 - Puerto Rico                              2,344             586         300.0
 - Corporate and other                         33             101         (67.3)
                                          -------         -------         -----
                                          $18,161         $12,757          42.4
                                          =======         =======         =====

AS A PERCENTAGE OF  TOTAL REVENUES
 - Brazil                                    44.0%           45.8%
 - Mexico                                    37.9%           33.7%
 - Argentina                                  5.0%           15.1%
 - Puerto Rico                               12.9%            4.6%
 - Corporate and other                        0.2%            0.8%
                                          -------         -------
                                            100.0%          100.0%
                                          =======         =======

         Subscription revenues

         We derive our subscription revenues from members paying fees to subscribe to our AOLA country services and from revenues received from America Online, Inc. ("America Online") related to subscribers to the AOL-branded service in Puerto Rico. Subscription revenues do not include amounts paid to us by Banco Itau on behalf of its customers for subsidies that it chooses or is required to make.

         Such receipts are netted against and recorded as a reduction of marketing expenses and thus are not accounted for as subscriber revenues. Amounts paid directly to us by subscribers that exceed the time subsidized by Banco Itau are included in subscription revenues. For subscribers that have elected to pay their subscription fees with credit cards, we begin to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers that pay through means other than credit cards, we begin to recognize subscription revenues when we receive payment.

         Table 2A presents our subscription revenues on a segment basis for the three months ended March 31, 2002 and 2001.

                                                                     QUARTER ENDED
                                                      ------------------------------------------
       TABLE 2A - SUBSCRIPTION REVENUES               MARCH 31,         MARCH 31,          %
       --------------------------------                 2002              2001           CHANGE
                                                      ---------         ---------        ------
                                                                     (IN THOUSANDS)
BY SEGMENT OF BUSINESS
 - Brazil                                             $  6,491          $ 3,596           80.5%
 - Mexico                                                6,219            3,741           66.2
 - Argentina                                               745            1,656          (55.0)
 - Puerto Rico                                           2,216              586          278.2
 - Corporate and other                                      17              100          (83.0)
                                                      --------          -------          -----
                                                        15,688            9,679           62.1
                                                      ========          =======          =====

AS A PERCENTAGE OF TOTAL SUBSCRIPTION REVENUES
 - Brazil                                                 41.4%            37.2%
 - Mexico                                                 39.6%            38.7%
 - Argentina                                               4.8%            17.1%
 - Puerto Rico                                            14.1%             6.0%
 - Corporate and other                                     0.1%             1.0%
                                                      --------          -------
                                                         100.0%           100.0%
                                                      ========          =======

         For the three months ended March 31, 2002, subscription revenues were approximately $15.7 million, an increase of approximately $6.0 million, or 62.1%, in comparison to the three months ended March 31, 2001. The increase in subscription revenues was driven by an increase in subscription revenues from Brazil, Mexico and Puerto Rico partially offset by a decrease in subscription revenues from Argentina. The increase in Brazil, Mexico and Puerto Rico is primarily related to the increases in the local membership base of each country service versus the prior-year period while the decrease in subscription revenue in Argentina was primarily driven by that country's economic crisis and the devaluation of the Argentine peso. In relative terms, for the three-month period ended March 31, 2002, Brazil and Mexico each accounted for approximately 41% and 40% of total revenues derived from subscriptions, while Argentina and Puerto Rico represented approximately 5% and 14%, respectively.

         By segment, subscription revenues from Brazil and Mexico increased 80.5% and 66.2%, respectively, while subscription revenues from Argentina decreased by 55.0% when measured in U.S. dollars over the time periods compared. In local currency terms, total subscription revenues for the period ended March 31, 2002 grew approximately 78.5% versus the comparable prior-year period as compared to 62.1% reported in U.S. dollar terms. The difference was driven by currency devaluations, which averaged 15% for the Brazilian real and 51% for the Argentine peso, partially offset by a +6% appreciation of the Mexican peso. The small decrease of approximately $83,000 in revenues from the Corporate and Other segment is attributable to the declining membership base of the CompuServe Classic service, which we no longer actively promote. Revenues related to the CompuServe service appear in the Corporate and Other segment only for geographies where we do not have country operations.

         Sequentially, subscription revenue increased $0.4 million, or 2.8%, from the three-month period ended December 31, 2001, impacted by the economic crisis in Argentina and the devaluation of the Argentine peso. Subscription revenue from Argentina decreased $1.2 million versus the preceding quarter, largely offsetting gains in Brazil and Puerto Rico. Going forward, we expect that the amount of subscriber revenues will depend in large part on our success in converting members who register for the free trial period and in converting members of the co-branded service currently subsidized by Banco Itau to non-subsidized service plans. We expect revenue will also likely continue to be negatively impacted versus prior year comparisons by the devaluation of the Argentine peso.

         At March 31, 2002 and December 31, 2001, we had deferred subscription revenues of approximately $2.4 million for each period. Deferred subscription revenues consist of fees for subscription services received or confirmed as collectible from credit card accounts in advance of our having earned those subscription revenues.

         Advertising and Commerce revenues

         We derive advertising and commerce revenues principally from:

      - advertising arrangements under which we receive fees from advertisements displayed on our interactive services; and

      - sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fixed payment either in cash or, in some instances, in equity.

         Table 2B presents our advertising and commerce revenues on a segment basis for the three months ended March 31, 2002 and 2001.

                                                                                                 QUARTER ENDED
                                                                                  ------------------------------------------
          TABLE 2B - ADVERTISING AND COMMERCE REVENUES                             MARCH 31,        MARCH 31,            %
                                                                                     2002             2001             CHANGE
                                                                                   ---------        ---------         -------
                                                                                                 (IN THOUSANDS)

         BY SEGMENT OF BUSINESS
          - Brazil                                                                 $  1,493         $  2,243            (33.4)%
          - Mexico                                                                      672              559             20.2
          - Argentina                                                                   164              275            (40.4)
          - Puerto Rico                                                                 128               --            100.0
          - Corporate and other                                                          16                1          1,500.0
                                                                                   --------         --------          -------
                                                                                   $  2,473         $  3,078            (19.7)
                                                                                   ========         ========          =======

         AS A PERCENTAGE OF TOTAL ADVERTISING AND COMMERCE REVENUES
          - Brazil                                                                     60.4%            72.9%
          - Mexico                                                                     27.2%            18.2%
          - Argentina                                                                   6.6%             8.9%
          - Puerto Rico                                                                 5.2%             0.0%
          - Corporate and other                                                         0.6%             0.0%
                                                                                   --------         --------
                                                                                      100.0%           100.0%
                                                                                   ========         ========

         For the three months ended March 31, 2002, revenue from advertising and commerce was approximately $2.5 million, representing a decrease of $0.6 million, or 19.7%, versus the comparable prior-year period. Both Brazil and Argentina showed reductions in revenue from advertising and commerce of $0.8 million and $0.1 million, respectively, while Mexico and Puerto Rico experienced increases of approximately $0.1 million each. In local currency terms, revenues from advertising and commerce decreased by 6.6%, as compared to 19.7% in U.S. dollar terms.

         Revenue from advertising and commerce experienced a sequential decline of $0.9 million during the first quarter of calendar year 2002, as compared to the three months ended December 31, 2001. Performance continued to be impacted by the worldwide slowdown in advertising expenditures and volatile economic conditions in Argentina and fear of a possible spread to other parts of Latin America. We expect future advertising and commerce revenue to continue at its current lower level or to decrease and to only recover along with overall market conditions. We expect to continue deriving the substantial majority of our revenues from subscriptions to our AOLA country services, rather than advertising and commerce revenues.

         During the three months ended March 31, 2002, we had advertising and commerce revenues from affiliated companies of approximately $0.4 million, consisting entirely of revenues received from Banco Itau related for advertising on our AOLA country service in Brazil. During the three months ended March 31, 2001, our related-party advertising and commerce revenues were approximately $1.2 Of this amount, approximately $0.4 million were from properties associated with the Cisneros Group and $0.5 million were from affiliates of America Online. The remaining $0.3 million derived from a contract with Banco Itau for advertising on our AOLA country service in Brazil.

         As of March 31, 2002 and December 31, 2001, we had deferred advertising and commerce revenues of approximately $1.8 million and $1.9 million, respectively. Deferred advertising and commerce revenues consist of payments received in advance of our delivery of the related services and are recognized as income as the services are delivered. The decrease in deferred advertising and commerce revenue is primarily due to amortization of a long-term contract with Hollywood Media Corp.

COSTS AND EXPENSES

         As shown on Table 3 below, our total cost and expenses consists of cost of revenues, sales and marketing, and general and administrative expenses.

                                                                                 QUARTER ENDED
                                                                     ------------------------------------
               TABLE 3 - COSTS AND EXPENSES                          MARCH 31,      MARCH 31,         %
               ----------------------------                            2002           2001         CHANGE
                                                                     ---------      ---------      ------
                                                                                 (IN THOUSANDS)
COSTS AND EXPENSES:
  Cost of revenues                                                   $32,060        $27,913         14.9%
  Sales and marketing                                                 30,444         62,014        (50.9)
  General and administrative                                           9,096          9,664         (5.9)
                                                                     -------        -------        -----
   Total costs and expenses                                          $71,600        $99,591        (28.1)
                                                                     =======        =======        =====

AS A PERCENTAGE OF TOTAL COSTS AND EXPENSES:
  Cost of revenues                                                      44.8%          28.0%
  Sales and marketing                                                   42.5%          62.3%
  General and administrative                                            12.7%           9.7%
                                                                     -------        -------
   Total costs and expenses                                            100.0%         100.0%
                                                                     =======        =======

COSTS AND EXPENSES BY OPERATING SEGMENT:
- Brazil                                                             $37,645        $48,768        (22.8)
- Mexico                                                              23,431         24,760         (5.4)
- Argentina                                                            2,574         16,149        (84.1)
- Puerto Rico                                                          2,517          2,973        (15.3)
- Corporate and other                                                  5,433          6,941        (21.7)
                                                                     -------        -------        -----
                                                                     $71,600        $99,591        (28.1)
                                                                     =======        =======        =====

AS A PERCENTAGE OF TOTAL COSTS AND EXPENSES:
- Brazil                                                                52.6%          49.0%
- Mexico                                                                32.7%          24.9%
- Argentina                                                              3.6%          16.1%
- Puerto Rico                                                            3.5%           3.0%
- Corporate and other                                                    7.6%           7.0%
                                                                     -------        -------
                                                                       100.0%         100.0%
                                                                     =======        =======

DEPRECIATION AND AMORTIZATION:
- Brazil                                                             $   545        $   365         49.3
- Mexico                                                                 294            259         13.5
- Argentina                                                               62            136        (54.4)
- Puerto Rico                                                              6              1        500.0
- Corporate and other                                                    432            250         72.8
                                                                     -------        -------         ----
                                                                     $ 1,339        $ 1,011         32.4
                                                                     =======        =======         ====

BANCO ITAU NON-CASH MARKETING EXPENSE
- Brazil                                                             $10,318        $10,330         (0.1)
                                                                     =======        =======         ====

         For the three months ended March 31, 2002, total costs and expenses were $71.6 million, down 28.1% or $28.0 million from the three months ended March 31, 2001. The majority of the decrease took place in sales and marketing expense, which decreased by $31.6 million, or approximately 50.9% from the comparable prior-year period. This reduction was driven by: (1) lower marketing expenses in the first quarter of 2002; (2) the absence of one-time costs associated with the sponsorship of the Rock in Rio music festival in 2001; (3) lower per unit CD and distribution costs as a result of favorable negotiations with suppliers; and, (4) more efficient member acquisition through more effective targeting of potential members. This decline was partially offset by higher costs of revenue, which increased by 14.9%, or $4.1 million, to $32.1 million, versus the three months ended March 31, 2001. Reported total costs and expenses for the quarter ended March 2002 were lower by approximately $9.0 million, or 11.2%, as a result of currency devaluation. Costs of revenue are largely a function of our membership base, which increased 105% from the comparable prior-year period. General and administrative expense for the current quarter was $9.1 million, down $0.6 million, or 5.9%, from the comparable prior year period.

         Cost of revenues

         Our cost of revenues includes:

- network-related costs consisting primarily of fees paid to third parties to carry our data over their telecommunications networks;
- fees we pay to America Online for use of their servers that run our interactive services;
-        fees we pay to America Online for technical support and training;
- personnel and related costs for customer support and product and content development;
-        fees paid to content providers; and
- fees we pay to America Online for current period product development maintenance expense and amortization of capitalized product development costs.

         For the three months ended March 31, 2002, cost of revenues was approximately $32.1 million and represented 44.8% of our total costs and expenses, compared to approximately $27.9 million and 28.0% of total costs and expenses for the three months ended March 31, 2001. The increase of approximately $4.1 million, or 14.9%, in cost of revenues consisted primarily of additional network and telecommunications expense ($8.2 million) required to service a significantly larger membership base as well as additional incremental costs to optimize our network. This increase was partially offset by decreases in content and customer support charges related to the operation of our three AOLA country services and the AOL-branded service in Puerto Rico as a result of greater efficiencies in these functions. As of April 2002, our network provided coverage to 314 cities in our three service countries. Service in Puerto Rico is available island-wide. We plan to slightly reduce our network in the near term in our three service countries to further optimize our network cost structure.

         Product development costs (a component of cost of revenues) expensed for the three months ended March 31, 2002 were approximately $1.1 million versus $2.3 million for the three months ended March 31, 2001. These product development costs represent costs related to localization and maintenance of software for our interactive services and are payable to America Online. These costs are periodically renegotiated with America Online under our services agreement with them. We expect these costs to be in line with any changes in development work required from America Online. The decrease in product development over the three months ended March 31, 2002 versus the comparable prior-year period is primarily driven by the negotiated reduction of current maintenance support expenses charged by America Online for Argentina and the reduced level of product development work required by country operations after the original country launches.

         Over the near term, we expect growth in our cost of revenues to moderate on an absolute basis in line with our efforts to target higher-value members. Cost of revenues paid to related parties included payments made or due to America Online and other third parties for the costs of hosting, member services and other support services for our country operations. During the three months ended March 31, 2002 and 2001, the cost of services provided by America Online was approximately $6.2 million and $4.9 million, respectively.

         Sales and marketing

         Sales and marketing expenses consist of costs to acquire and retain our members, operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs such as the distribution of our software on CDs to potential customers as well as the costs of brand advertising on television and in newspapers, magazines and other media. Also included in sales and marketing expense is amortization of the shares issued to Banco Itau in consideration for its entering into a strategic marketing alliance with us (see "Strategic Marketing Alliance" in our Annual Report on Form 10-K for the period ended December 31, 2001, as well as Note 5 to our unaudited consolidated financial statements).

         For the three months ended March 31, 2002, sales and marketing expenses were approximately $30.4 million, down $31.6 million from the comparable prior-year period. During the fiscal 2002 first quarter, sales and marketing expenses represented 42.5% of our total costs and expenses, compared to 62.3% in the 2001 first quarter. The significant reductions experienced in direct marketing ($13.1 million) and brand-marketing ($18.5 million) expenses drove the year-over-year favorable impact. These declines reflect the following: (1) the absence of heavy post-launch expenses in the fiscal 2002 first quarter; (2) the absence of one-time costs associated with the sponsorship of the Rock in Rio music festival in 2001; (3) lower per unit CD and distribution costs as a result of favorable negotiations with suppliers; and (4) more efficient member acquisition through more effective targeting of potential members.

         During each of the three-month periods ended March 31, 2002 and 2001, the Banco Itau amortization expense was $10.3 million. Other sales and marketing expense paid to related parties for the fiscal 2002 first quarter equaled $0.1 million, primarily related to advertising on media properties controlled by AOL Time Warner Inc. ("AOLTW"), the parent company of America Online. Amounts received from Banco Itau for subsidies it pays on behalf of its members and which reduce sales and marketing expense were $1.5 million, $40,000, and $1.7 million, respectively, for each of the three-month periods ended March 31, 2002 and 2001, and December 31, 2001.

         As mentioned above, we expect to further increase the efficiency of our member acquisition efforts by more effectively focusing on target populations that have a greater likelihood of not only becoming members, but also becoming subscribers who pay on a timely basis and remain subscribers to our services for an extended period of time. We hope to achieve this by focusing efforts on channels that in the past have resulted in higher subscription rates relative to their acquisition cost. In the event we are successful in more efficiently acquiring members, we would expect to see further reductions in our direct marketing expenses going forward.

         During the three months ended March 31, 2002, currency fluctuations reduced sales and marketing expenses by approximately $3.0 million.

         General and administrative

         For the three months ended March 31, 2002, our general and administrative costs were approximately $9.1 million, down $0.6 million, or 5.9% from the $9.7 million the year before. Results were positively impacted by the reversal of an accrual in the amount of $2.5 million related to accrued employee bonuses which were not paid and by the recovery of accounts receivable previously deemed to be uncollectible and which were subsequently received in the amount of $1.0 million. This was partially offset by $2.1 million in costs related to pursuing various financing alternatives, culminating in our recent Note Purchase Agreement with AOLTW for purposes of financing our fiscal year 2002 funding requirements. For the quarter ended March 31, 2002, approximately $1.6 million and $0.1 million were incurred to America Online and the Cisneros Group for support services. We anticipate that our general and administrative expenses will increase modestly during the coming months.

         Other income, net

         Other income, net consists primarily of interest income, foreign currency gains and losses and realized gains and losses on investments. For the three months ended March 31, 2002, other income, net consisted of approximately $0.2 million in interest income and $0.4 million in currency gains partially curtailed by $0.1 million in interest expense from the senior convertible notes issued in March to AOLTW. For the three months ended March 31, 2001, other income, net was $1.8 million, which consisted primarily of interest income.

         Income taxes

         There was no provision or benefit for income taxes recorded during any of the periods presented.

FINANCIAL CONDITION AND LIQUIDITY

         Financial Condition

         At March 31, 2002, we had $17.3 million of debt, $19.7 million of cash and cash equivalents and a capital deficiency of $24.3 million, compared to no debt, $46.7 million of cash and cash equivalents and $21.1 million of shareholders' equity at December 31, 2001. The increase in debt reflects the issuance of the first tranche of the 11% senior convertible notes to AOLTW (as more fully described in "Cash Flows and Liquidity" below) while the decline in our cash and capital positions stem from the $43.8 million operating cash flow loss incurred during the first quarter of 2002.

         As shown on Table 4, as of March 31, 2002, our current assets amounted to $39.9 million, down 36% versus $62.9 million at December 31, 2001. Current liabilities grew 1% to approximately $63.0 million at March 31, 2002, up from $62.1 million at December 31, 2001. The decrease in cash and cash equivalents resulted in a decline in current assets, as explained above and in the "Cash Flows and Liquidity" section below.

                                                                                      AS OF
                                                                    ------------------------------------------
   TABLE 4 - FINANCIAL CONDITION  (PERIOD END BALANCES)             MARCH 31,      DECEMBER 31,          %
   ----------------------------------------------------               2002             2001           CHANGE
                                                                    ---------      ------------      ---------
                                                                                  (IN THOUSANDS)
Cash and cash equivalents                                           $ 19,744         $ 46,676           (57.7)%
Current assets                                                      $ 39,910         $ 62,943           (36.6)
Total assets                                                        $ 56,680         $ 84,384           (32.8)

Working capital                                                     $(23,075)        $    806        (2,962.9)
                                                                    --------         --------        --------

Current liabilities                                                 $ 62,985         $ 62,137             1.4
                                                                    --------         --------        --------
Long-term liabilities                                               $ 18,040         $  1,124         1,505.0
                                                                    --------         --------        --------
Stockholders' equity (capital deficiency)                           $(24,345)        $ 21,123          (215.3)
                                                                    --------         --------        --------

TOTAL ASSETS BREAKDOWN BY SEGMENT:
- Brazil                                                            $ 18,034         $ 14,376            25.5
- Mexico                                                              13,213           11,345            16.5
- Argentina                                                            4,791            9,262           (48.3)
- Puerto Rico                                                            314              303             3.6
- Corporate and other                                                 20,328           49,098           (58.6)
                                                                    --------         --------        --------
                                                                    $ 56,680         $ 84,384           (32.8)
                                                                    ========         ========        ========

         Cash Flows and Liquidity

From inception through March 31, 2002, our operations have been financed through capital raised from several rounds of financing, including our initial public offering, which was completed on August 11, 2000. Funds raised through March 31, 2002 have totaled $593.9 million, before issuance-related expenses of $16.5 million. Prior to the initial public offering, cash contributions by joint venture partners totaled $200.1 million, corresponding to $150.1 million by the Cisneros Group and $50.0 million by America Online. Subsequently, our initial public offering in August 2000 generated total proceeds of $216.5 million prior to issuance-related expenses, and including exercise of the over-allotment option by the underwriters. An additional round of financing took place in March 2001, pursuant to which we raised $150 million through the sale of stock to America Online, the Cisneros Group and Banco Itau.

         In order to fund our operating and cash requirements into early 2003, on March 8, 2002, we entered into a Note Purchase Agreement with AOLTW, the parent company of America Online, which is one of our principal stockholders. Under the note purchase agreement, AOLTW has agreed to make available to us, subject to standard borrowing conditions, up to $160 million prior to December 31, 2002 in exchange for senior convertible notes of AOLA due in March of 2007. The senior convertible notes will bear interest at the rate of 11% per annum, payable quarterly. Initially, the senior convertible notes will be convertible into a newly created series of preferred stock, series F. We issued an initial note in the principal amount of $17.3 million to AOLTW on March 11, 2002.

         The series F preferred stock will be converted automatically into series B preferred stock, which is the series of preferred stock currently owned by America Online, if required stockholder approvals are obtained, which is expected to occur at our annual stockholders meeting currently scheduled for July 31, 2002. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8, 2002). The senior convertible notes will be convertible at any time at the option of the holder, and will be redeemable by AOLA at any time after 18 months, subject to the holder's right to convert the senior convertible notes into preferred stock.

         In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds. Interest will be payable either in cash or preferred stock (or under certain limited conditions, additional senior convertible notes) at our option. If interest is paid in shares, the price per share is to be determined based on the average closing price of the class A common stock for the twenty trading dates prior to the date of payment. At present, it is our intention to pay the interest on the notes through the issuance of additional shares, which could result in additional significant dilution to existing stockholders. Interest payments on the notes could total approximately $85 million, depending on the exact timing of the drawdowns, over the life of the notes, which mature in March 2007. On March 11, 2002, AOLA issued the initial note to AOLTW for $17.3 million in principal. On April 23, 2002, AOLA issued a second note to AOLTW for the principal amount of $13.0 million.

         We anticipate that the cash on hand and the cash to be raised through the issuance of the senior convertible notes to AOLTW will be sufficient to fund operations into early 2003, based upon our current operating budget. The projected spending is comprised primarily of discretionary items that could be adjusted, when or if necessary. Subsequent financing will be required before we expect to become cash self-sufficient. In order to fund our cash needs in the remainder of 2003, we will seek to sell additional equity or debt securities or to enter into credit facilities, although we cannot assure that such funding will be obtained on favorable terms, if at all, or that the holders of the senior convertible notes will not require the proceeds of any such financing to be used to repay the senior convertible notes.

         As exhibited in Table 5 below, during the three months ended March 31, 2002, our operations required $43.8 million to fund operating activities and $0.6 million for capital expenditures. This was financed primarily through a reduction in our cash and cash equivalents balances of $27.0 million and through the issuance of $17.3 million in senior convertible notes to AOLTW, which are part of the $160 million Note Purchase Agreement recently completed with AOLTW. In the comparable prior-year period, our operating activities required $71.5 million while capital expenditures amounted to $2.6 million. This was financed principally through reductions in our cash and cash equivalents balances and the sale of short-term investments. We completed the quarter ended March 31, 2002 with $19.7 million in cash on hand.

                                                                                                   QUARTER ENDED
                                                                                     ----------------------------------------
                          TABLE 5 - CASH FLOWS &  LIQUIDITY                          MARCH 31,        MARCH 31,           %
                          ---------------------------------                            2002             2001           CHANGE
                                                                                     ---------        ---------        ------
                                                                                                   (IN THOUSANDS)
         CONDENSED CASH FLOW STATEMENT:
         Cash and cash equivalents, beginning of period                              $ 46,676         $ 63,509          (26.5)%
                                                                                     --------         --------         ------
         Cash flow (used) provided by :
           Operating activities                                                       (43,778)        $(71,516)         (38.8)
           Investing activities                                                          (558)          66,802         (100.8)
           Financing activities                                                        17,341               --          100.0
           Effect of exchange rate changes on cash and cash equivalents                    63             (748)        (108.4)
                                                                                     --------         --------         ------
            Net decrease in cash and cash equivalents                                 (26,932)          (5,462)         393.1
                                                                                     --------         --------         ------
         Cash and cash equivalents, end of period                                    $ 19,744         $ 58,047          (66.0)
                                                                                     ========         ========         ======

Capital Spending

         As set forth in Table 6, AOLA's overall capital spending for the three months ended March 31, 2002 was $0.6 million, a decrease of 78% over capital spending of $2.6 million in the comparable period of a year ago. The decline in capital spending was primarily due to the absence of spending on office leasehold improvements and member service center projects, which were in progress and completed during calendar 2001.

                                                               QUARTER ENDED
                                                  --------------------------------------
            TABLE 6 -CAPITAL SPENDING             MARCH 31,       MARCH 31,          %
            -------------------------               2002            2001          CHANGE
                                                  ---------       ---------       ------
                                                               (IN THOUSANDS)
CAPITAL SPENDING BY SEGMENT:
- Brazil                                          $  (396)        $  (673)        (41.2)%
- Mexico                                              (31)            (56)        (44.6)
- Argentina                                            (7)            (42)        (83.3)
- Puerto Rico                                          (6)            (23)        (73.9)
- Corporate and other                                (118)         (1,761)        (93.3)
                                                  -------         -------         -----
                                                  $  (558)        $(2,555)        (78.2)
                                                  =======         =======         =====

Capitalization

         As displayed in Table 7 below, at March 31, 2002, we had 67,070,065 shares of class A common stock outstanding (67,059,909 average weighted shares for the three month period ended March 31, 2002).

                                                                                                    AS OF
                                                                          --------------------------------------------------
           TABLE 7 - CAPITAL (PERIOD END BALANCES)                          MARCH 31,            DECEMBER 31,            %
           ---------------------------------------                            2002                   2001             CHANGE
                                                                          -------------         --------------        ------
                                                                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
  Preferred Stock, Common Stock and additional paid-in capital            $     803,775         $     803,659            0.01%
  Accumulated deficit                                                          (642,924)             (590,011)           8.97
  Other, mainly unearned services                                              (185,196)             (192,525)          (3.81)
                                                                          -------------         -------------         -------
                                                                          $     (24,345)        $      21,123         (215.25)
                                                                          =============         =============         =======
SHARES OUTSTANDING AND AVAILABLE FOR ISSUANCE:
  Series B Preferred Stock                                                  116,010,456           116,010,456              --
  Series C Preferred Stock                                                  111,413,994           111,413,994              --
  Class A Common Stock                                                       67,070,065            67,054,714            0.02
                                                                          -------------         -------------         -------
                                                                            294,494,515           294,479,164            0.01
  AOL Warrant                                                                16,541,250            16,541,250              --
  AOLTW Senior Convertible Note                                               4,773,731                    --          100.00
  Stock Options                                                              14,784,221            15,834,257           (6.63)
                                                                          -------------         -------------         -------
                                                                            330,593,717           326,854,671            1.14
                                                                          =============         =============         =======

         In addition, we had anti-dilutive securities, all of which are, or will be, convertible or exercisable into shares of our class A common stock, consisting of options to purchase 14,784,221 shares of our class A common stock (equivalent to 15,161,390 weighted average shares), a warrant issued to AOL for 16,541,250 shares, the series B and C preferred stock (227,424,450 shares), and the $17.3 million senior convertible note issued to AOLTW on March 11, 2002 (4,773,731 shares, equivalent to average weighted shares of 1,060,829).

         If all of these anti-dilutive securities were converted or exercised, an additional 260,187,919 weighted average shares of class A common stock would have been outstanding during the three months ended March 31, 2002. We refer to these securities as anti-dilutive securities because if they were exercised or converted into shares of class A common stock, they would decrease our basic and diluted loss per share as calculated under Generally Accepted Accounting Principles in the United States ("US GAAP"). In accordance with US GAAP, the potential effect of these anti-dilutive securities, which are or will all be convertible or exercisable into class A common stock, was not included in the calculation of loss per share.

CRITICAL ACCOUNTING POLICIES

         The Securities and Exchange Commission has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting that companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to a company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. We believe the following represent our critical accounting policies as contemplated by FRR 60. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 2 to the consolidated financial statements in our 2001 Annual Report on Form 10-K.

         Revenue Recognition

         For subscribers in Brazil, Mexico and Argentina that have elected to pay their subscription fees with credit or debit cards, or through direct debit from bank accounts, we begin to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers in these countries who pay their subscription fees through cash payment mechanisms such as boletos, we do not begin to recognize subscription revenues until the cash payment is received. The vast majority of subscribers to the AOL-branded service in Puerto Rico pay their subscription fees by credit card. Revenue from subscribers in Puerto Rico, which is received directly from America Online, is recognized when the fees become due. Were we to begin to recognize fees from subscribers choosing cash payment options as revenue when they become due, our subscriber revenues and bad debt expense would be greater than currently reported. As we gain additional experience with the collectibility of our cash accounts receivable, we may begin to recognize revenue when the fees become due.

         Under our strategic alliance with Banco Itau, until December 2005, Banco Itau is required to offer at least one hour of subsidized usage per month to subscribers of the co-branded service following the expiration of a subscriber's trial period. Banco Itau may also choose to provide its customers additional subsidized time beyond the one-hour obligation. In addition, Banco Itau is required to pay us a nominal amount for subscribers who have not used the service during the previous month and who were beyond their free trial period. We record amounts paid to us by Banco Itau on behalf of its customers for subsidies, which it chooses or is required to make, as a reduction of marketing expenses and not as subscriber revenues. Amounts paid directly to us by subscribers that exceed the time subsidized by Banco Itau are included in subscription revenues. Were we to recognize payments from Banco Itau as revenues, our subscriber revenues and sales and marketing expense would be higher than currently reported.

         Valuation of Accounts Receivable - Reserve for Bad Debt

         We estimate that the carrying amount of our trade accounts receivable, which are primarily from subscriber fees and advertising and commerce, approximate their fair market value. This requires us to estimate the portion of accounts receivable that will ultimately be written off as uncollectible.

         For this purpose, management maintains an allowance to provide for estimated credit losses and has the responsibility for determining that the reserve is adequate for probable and inherent losses relating to trade receivables at each reporting date. Although allowances for potential credit losses are determined based on historical experience, current evaluation of the composition of accounts receivable and expected credit trends, our short operating history makes prediction of actual credit losses difficult. Generally, we fully provide for all amounts that are outstanding for more than 90 days past their due dates. To the extent actual credit losses differ from our estimates of uncollectible accounts, such amounts as are eventually collected will be adjusted to income in the period actually collected.

         During the quarter ended March 31, 2002, we attained a benefit for uncollectible accounts of $61,000, which represents the net recovery of amounts previously reserved to the bad debt allowance (as a result of collections of aged receivables) of approximately $1.0 million, partially offset by additional accruals of $0.9 million. At March 31, 2002, our allowance for bad debt amounted to $1.8 million, down from $2.0 million at December 31, 2001. This quarterly reduction stems from the benefit for uncollectible accounts described above, as well as write-offs against the allowance of approximately $0.2 million.

         As of March 31, 2002, we had a value-added tax (VAT) receivable from the Argentine government of approximately $3.8 million. This receivable, which arose in the normal conduct of our business, will be recovered as we make sales in Argentina and make collections from our customers. Given current economic conditions in Argentina, the period of collection could exceed two years. Were the government in Argentina to dishonor its VAT obligation, or force its exchange for securities of lower value, this could result in an impairment of the value of our VAT asset. To date, we have not established any valuation allowances for this asset.

         Property and Equipment - Reserve for Lease Abandonment

         Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation. Depreciation or amortization is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever are shorter. Long-lived assets and identifiable intangibles related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the abandonment of leased facilities at our Fort Lauderdale offices, we incurred a charge of approximately $500,000 during the year ended December 31, 2001 for the impairment of leasehold improvements and furniture, and established an accrual related to the future lease commitments for the facilities that are not expected to be utilized going forward of approximately $900,000. This will have the effect of reducing reported rent expense and amortization expense of leasehold improvements and furniture going forward.

         Deferred Tax Assets

         Deferred income tax assets and liabilities are determined based on the difference between financial reporting and the tax bases of assets and liabilities. We measure these taxes using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Given our history of operating losses, we have significant tax loss carry forward assets, which we have fully reserved to reduce their carrying value to zero. Were we to determine that such assets were eventually to be utilized, we would reverse the related valuation allowances and recognize a benefit related to these assets.

         FORWARD LOOKING STATEMENTS

This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: plans for future size of our network, efforts to target higher-value members and the results of those efforts, future membership levels, future revenues, future advertising, commerce and marketing efforts, the benefits we expect to receive from our strategic alliance with Banco Itau, results of initiatives with Banco Itau to encourage usage of the co-branded service, future cost of revenues and other expenses, our expectation that cash on hand together with the announced financing will be sufficient to fund our operations into early 2003, future financing requirements and expected improvements in validation of registration data provided by cash members. These forward-looking statements are subject to a number of risks and uncertainties, which are described in our Annual Report on Form 10-K for the period ended December 31, 2001, and from time to time in other reports we file with the SEC, as well as the following risks and uncertainties: our limited cash position, the impact our continued losses will have on our ability to finance our operations, our limited operating history, uncertainty relating to our ability to convert our subscribers into paying subscribers, uncertainty regarding the success of our targeted marketing initiatives and technology designed to improve validation, the actions of our competitors, exchange rate fluctuations in Latin America, and our ability to penetrate our markets. Actual results could differ materially from those described in the forward-looking statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our reporting currency is the U.S. dollar. However, most of our revenues are received in the currencies of the countries in which we offer our interactive services. The currencies of many Latin American countries, including Brazil, Mexico, and Argentina, have experienced substantial volatility and devaluation in the past. The Argentine peso has depreciated approximately 65% from December 31, 2001 to April 26, 2002. If the currencies of the countries in which we operate depreciate and we do not increase our prices, our revenues from our services will decline in U.S. dollar terms. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. However, we believe that to the extent that we have substantial expenses in excess of revenues in each of our principal currencies, our exposure to currency fluctuations will be reduced. Therefore, to date, we have not tried to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts as a vehicle for hedging. Our business may be adversely affected as a result of foreign currency exchange rate fluctuations if we fail to enter into economic hedging transactions. Future currency exchange losses may be increased if we become subject to exchange control regulations restricting our ability to convert local currencies into U.S. dollars.

         A portion of our operations is based in Argentina and conducted in Argentine pesos. Despite the recent large devaluation of the Argentine peso, recent developments in Argentina's economic and political arenas suggest a continued risk of further currency devaluation. In addition, we understand that Argentina is considering various fiscal initiatives as a means of addressing its troubled economy. Although we continue to closely monitor this situation, we are nevertheless unable at this time to predict the probability or financial impact on our Argentine operations of any potential devaluation or change in governmental, monetary or fiscal policies. As of March 31, 2002, we had net tangible assets in Argentina totaling approximately $4.8 million, of which approximately is $3.8 million related to a VAT receivable from the Argentine government. The short-term portion of the VAT receivable, which is equal to $0.5 million, is classified under other receivables in Current Assets while the long-term portion, which is equal to $3.3 million, is classified under Other Assets in the Consolidated Balance Sheet at March 31, 2002. This VAT receivable is not subject to expiration.

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

         We are exposed to market risk as it relates to changes in the market value of our investments. As of March 31, 2002, we had no material investments in marketable securities.

FINANCIAL STATEMENTS

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
===============================================================================

                                                                                                           AS OF
                                                                                           ------------------------------------
                                                                                             MARCH 31,             DECEMBER 31,
                                                                                                2002                   2001
                                                                                           -------------           ------------
                                                                                            (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash                                                                                         $    19,071           $    45,636
Short-term money market investments                                                                  673                 1,040
                                                                                             -----------           -----------
  Total cash and cash equivalents                                                                 19,744                46,676
Trade accounts receivable, less allowances of $1,753
  (December 31, 2001 - $1,979)                                                                     5,580                 6,144
Other receivables                                                                                  4,553                 4,713
Prepaid expenses and other current assets                                                         10,033                 5,410
                                                                                             -----------           -----------
  Total current assets                                                                            39,910                62,943
Property and equipment, net                                                                       10,526                11,958
Investments, including securities available-for-sale (at fair value)                               1,147                 1,361
Product development and other intangible assets, net                                                 814                   988
Other assets                                                                                       4,283                 7,134
                                                                                             -----------           -----------
       TOTAL ASSETS                                                                          $    56,680           $    84,384
                                                                                             ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
CURRENT LIABILITIES
Trade accounts payable                                                                       $    18,199           $    18,114
Payables to affiliates                                                                            16,780                15,198
Other accrued expenses and liabilities                                                            16,693                14,570
Deferred revenue                                                                                   3,684                 3,656
Accrued personnel costs                                                                            6,359                 9,004
Other taxes payable                                                                                1,270                 1,595
                                                                                             -----------           -----------
  Total current liabilities                                                                       62,985                62,137
Deferred revenue                                                                                     489                   692
Other non-current liabilities                                                                        251                   432
Senior convertible notes (Note 4)                                                                 17,300                    --
                                                                                             -----------           -----------
       Total liabilities                                                                          81,025                63,261

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Preferred stock, $.01 par value; 500,000,000 shares authorized:
  Series B and C cumulative redeemable convertible; 150,000,000 shares authorized each:
    Series B -- $330,297 liquidation value; issued and outstanding shares
      - 116,010,456 (December 31, 2001 - 116,010,456)                                              1,160                 1,160
    Series C -- $317,255 liquidation value; issued and outstanding shares
      - 111,413,994 (December 31, 2001 - 111,413,994)                                              1,114                 1,114
  Series D and E cumulative redeemable convertible; 25,000,000 shares
    authorized each; none issued or outstanding                                                       --                    --
                                                                                             -----------           -----------
                                                                                                   2,274                 2,274
Common stock, $.01 par value; 1,750,000,000 shares authorized:
  Class A--1,250,000,000 shares authorized; issued and outstanding shares
    - 67,070,065 (December 31, 2001 - 67,054,714)                                                    671                   671
  Class B and C -- 250,000,000 shares authorized each; none issued
    and outstanding                                                                                   --                    --
                                                                                             -----------           -----------
                                                                                                     671                   671

Additional paid-in capital                                                                       800,830               800,714
Unearned services (Note 5)                                                                      (178,873)             (189,191)
Accumulated other comprehensive loss                                                              (6,323)               (3,334)
Accumulated deficit                                                                             (642,924)             (590,011)
                                                                                             -----------           -----------
  Total stockholders' equity (capital deficiency)                                                (24,345)               21,123
                                                                                             -----------           -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                            $    56,680           $    84,384
                                                                                             ===========           ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS -- (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
===============================================================================

                                                                                                     THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                             -------------------------------------
                                                                                                 2002                    2001
                                                                                             -------------           -------------
REVENUES:
  Subscriptions (Note 5)                                                                     $      15,688           $       9,679
  Advertising and commerce                                                                           2,473                   3,078
                                                                                             -------------           -------------
    Total revenues                                                                                  18,161                  12,757

COSTS AND EXPENSES:
  Cost of revenues                                                                                  32,060                  27,913
  Sales and marketing (Note 5)                                                                      30,444                  62,014
  General and administrative                                                                         9,096                   9,664
                                                                                             -------------           -------------
    Total costs and expenses                                                                        71,600                  99,591

Loss from operations                                                                               (53,439)                (86,834)
Other income, net                                                                                      526                   1,848
                                                                                             -------------           -------------
Loss before income taxes                                                                           (52,913)                (84,986)
Income taxes                                                                                            --                      --
                                                                                             -------------           -------------
Net loss                                                                                           (52,913)                (84,986)
Less: Dividends on Series B and C preferred shares                                                   4,651                   3,674
                                                                                             -------------           -------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                                   $     (57,564)          $     (88,660)
                                                                                             =============           =============

  Loss per common share, basic and diluted                                                   $       (0.86)          $       (1.41)
                                                                                             =============           =============

  Weighted average number of common shares outstanding                                          67,059,909              62,848,124
                                                                                             =============           =============

SUPPLEMENTAL RELATED PARTIES DISCLOSURE:

Transactions with affiliated parties are reflected in the consolidated statements of operations as follows:

REVENUES:
  Subscriptions                                                                              $          --           $          --
  Advertising and commerce                                                                             366                   1,161
                                                                                             -------------           -------------
    Total revenues                                                                           $         366                   1,161
                                                                                             =============           =============

COSTS AND EXPENSES:
  Cost of revenues                                                                           $       6,184           $       4,879
  Sales and marketing                                                                                   73                     290
  General and administrative                                                                         1,643                     467
                                                                                             -------------           -------------
    Total costs and expenses                                                                 $       7,900           $       5,636
                                                                                             =============           =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -- (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
===============================================================================

                                                                                        THREE MONTHS ENDED
                                                                ---------------------------------------------------------------
                                                                       MARCH 31, 2002                     MARCH 31, 2001
                                                                ----------------------------       ----------------------------
                                                                  SHARES            DOLLARS           SHARES           DOLLARS
                                                                -----------       ----------       -----------       ----------
PREFERRED STOCK- SERIES B:
  Balance at beginning of period                                116,010,456       $    1,160       101,858,334       $    1,019
                                                                -----------       ----------       -----------       ----------
    Balance at end of period                                    116,010,456            1,160       101,858,334            1,019

PREFERRED STOCK- SERIES C:
  Balance at beginning of period                                111,413,994            1,114        97,803,960              978
                                                                -----------       ----------       -----------       ----------
    Balance at end of period                                    111,413,994            1,114        97,803,960              978

COMMON STOCK - CLASS A:
  Balance at beginning of period                                 67,054,714              671        62,848,124              629
  Stock options exercised                                            15,351               --                --               --
                                                                -----------       ----------       -----------       ----------
    Balance at end of  period                                    67,070,065              671        62,848,124              629

ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of period                                                     800,714                            651,491
  Stock options exercised                                                                 41                                 --
  Stock based compensation                                                                75                                 --
                                                                                  ----------                         ----------
    Balance at end of period                                                         800,830                            651,491

UNEARNED SERVICES:
  Balance at beginning of period                                                    (189,191)                          (230,671)
  Non-cash marketing expense amortization (Note 5)                                    10,318                             10,330
                                                                                  ----------                         ----------
    Balance at end of period                                                        (178,873)                          (220,341)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF
  DEFERRED TAXES:
  Balance at beginning of period                                                      (3,334)                                71
  Foreign currency translation adjustment                                             (2,749)                               333
  Net unrealized loss from investments                                                  (240)                              (124)
                                                                                  ----------                         ----------
    Balance at end of period                                                          (6,323)                               280

ACCUMULATED DEFICIT:
  Balance at beginning of period                                                    (590,011)                          (299,696)
  Net loss                                                                           (52,913)                           (84,986)
                                                                                  ----------                         ----------
    Balance at end of period                                                        (642,924)                          (384,682)
                                                                -----------       ----------       -----------       ----------
    TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) AT
      END OF PERIOD                                             294,494,515       $  (24,345)      262,510,418       $   49,374
                                                                ===========       ==========       ===========       ==========

COMPREHENSIVE LOSS:
  Net loss                                                                        $  (52,913)                        $  (84,986)
  Foreign currency translation adjustment                                             (2,749)                               333
  Net unrealized loss from investments                                                  (240)                              (124)
                                                                                  ----------                         ----------
    TOTAL COMPREHENSIVE LOSS                                                      $  (55,902)                        $  (84,777)
                                                                                  ==========                         ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS -- (UNAUDITED)
(IN THOUSANDS)
===============================================================================

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                             -------------------------------
                                                                                                2002                 2001
                                                                                             ----------           ----------
OPERATING ACTIVITIES
Net loss                                                                                     $  (52,913)          $  (84,986)
Adjustments to reconcile net loss to net cash used in operating activities:
  (Benefit) provision for uncollectible accounts                                                    (61)                 360
  Depreciation  and amortization                                                                  1,339                1,011
  Loss (gain) from investment securities                                                              7                  (41)
  Non-cash marketing expense (Note 5)                                                            10,318               10,330
  Non-cash stock based compensation expense                                                          75                   --
Changes in operating assets and liabilities:
  Trade accounts receivable                                                                        (273)              (1,815)
  Other operating assets                                                                         (4,755)               1,143
  Operating liabilities                                                                            (977)               1,323
  Deferred revenues                                                                                (411)                  33
  Payables to affiliates                                                                          3,873                1,126
                                                                                             ----------           ----------
Net cash used in operating activities                                                           (43,778)             (71,516)
                                                                                             ----------           ----------

INVESTING ACTIVITIES
Capital spending                                                                                   (558)              (2,555)
Proceeds from sale of short-term investments                                                         --               69,357
                                                                                             ----------           ----------
Net cash (used in) provided by investing activities                                                (558)              66,802
                                                                                             ----------           ----------

FINANCING ACTIVITIES
Proceeds from issuance of senior convertible note (Note 4)                                       17,300                   --
Proceeds from stock options exercised                                                                41                   --
                                                                                             ----------           ----------
Net cash provided by financing activities                                                        17,341                   --
                                                                                             ----------           ----------

Effect of exchange rate changes on cash and cash equivalents                                         63                 (748)
                                                                                             ----------           ----------
Net decrease in cash and cash equivalents                                                       (26,932)              (5,462)
CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                                                  46,676               63,509
                                                                                             ----------           ----------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                                    $   19,744           $   58,047
                                                                                             ==========           ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid                                                                            $       --           $       --
                                                                                             ==========           ==========
Interest paid                                                                                $       --           $       --
                                                                                             ==========           ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       AMERICA ONLINE LATIN AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 -- UNAUDITED --

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all of the adjustments (including those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods.

         Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for bad debts, and the lives of product development costs. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

         The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in America Online Latin America, Inc.'s ("AOLA" or the "Company") Annual Report on Form 10-K for the period ended December 31, 2001 ("2001 Annual Report"), which summarizes the significant accounting policies used in determining the financial position, cash flows and results of operations of AOLA's business segments. Certain reclassifications have been made for consistent presentation

NOTE 2 - BACKGROUND AND ORGANIZATION

         AOLA began operations in December 1998. Also in December 1998, AOLA acquired America Online Inc.'s ("America Online") Latin American CompuServe Classic subscribers. AOLA launched its first online service and portal in Brazil in November 1999. The Mexico and Argentina country services and portals were launched in July 2000 and August 2000, respectively. Under an agreement with America Online, AOLA also provides certain Spanish-language content to America Online's subscribers in Puerto Rico and markets the AOL-branded service in Puerto Rico.

         AOLA's family of interactive services includes the AOLA country services, its comprehensive online services that are available to subscribing members, the AOLA country Internet portals and the Latin American regional Internet portal. AOLA's interactive services are developed on a country-by-country and regional basis and are tailored to local interests. AOLA derives its revenues principally from member subscriptions to its AOLA country services and is building its online service member base and portal user base to generate additional revenues from advertising and commerce.

         AOLA currently has the exclusive right to offer AOL-branded PC-based online services in Latin America. Under its license agreement with America Online, it also has the exclusive right to offer AOL-branded TV-based online services in Latin America if AOL develops these services. AOLA also has the exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by America Online for commercial launch on or before August 7, 2004. AOLA also has the right in Latin America to promote America Online's ICQ service, which features leading, real-time communications software and an associated portal.

         On August 11, 2000, AOLA completed its initial public offering ("IPO") of 25,000,000 shares of its class A common stock, raising approximately $187.4 million in net proceeds. In September 2000, the underwriters of the IPO exercised a portion of their over-allotment option and purchased an additional 2,062,500 shares of class A common stock, raising approximately $15.6 million in additional net proceeds. Also, prior to the consummation of AOLA's IPO, it completed a corporate reorganization which is more fully described in Note 1 to the audited consolidated financial statements included in AOLA's 2001 Annual Report. Prior to AOLA's August 2000 IPO, the Company was privately held.

         During fiscal year 2001, AOLA's principal stockholders, America Online, members of the Cisneros Group of Companies (the "Cisneros Group") and Banco Itau, S.A. - Cayman Branch ("Banco Itau"), signed a stock purchase agreement under which they agreed to provide an aggregate of $150.0 million in additional capital. From inception through December 31, 2001, AOLA's operations have been financed through capital contributed by the Cisneros Group ($213.9 million), America Online ($116.3 million) and Banco Itau ($19.9 million), as well as through the proceeds generated by AOLA's IPO and the exercise of the over-allotment option. Net proceeds generated by the IPO and the over-allotment option (approximately $203.0 million) were used in their entirety for working capital purposes and to fund the losses generated by AOLA's operations prior to December 31, 2001.

                       AMERICA ONLINE LATIN AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                 -- UNAUDITED --

         On March 8, 2002, as more fully described on Note 4, AOLA entered into a financing agreement (the "Note Purchase Agreement") with AOL Time Warner, Inc. ("AOLTW"), the parent of America Online, one of AOLA's principal stockholders, under which it will provide up to $160.0 million in additional financing (See
Note 4).

NOTE 3- LOSS PER COMMON SHARE

         The calculation of basic and diluted loss per common share for the three months ended March 31, 2002 and 2001 was as follows (in thousands, except per share amounts):

                                                                                               (UNAUDITED)
                                                                                      -------------------------------
                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                      -------------------------------
                                                                                         2002                 2001
                                                                                      ----------           ----------
         Net loss                                                                     $  (52,913)          $  (84,986)
         Less: Dividends on Series B and C preferred shares                                4,651                3,674
                                                                                      ----------           ----------
         Net loss applicable to common stockholders                                      (57,564)             (88,660)
         Weighted average number of common shares outstanding                             67,060               62,848
                                                                                      ----------           ----------
         LOSS PER COMMON SHARE,  BASIC AND DILUTED                                    $    (0.86)          $    (1.41)
                                                                                      ==========           ==========

         AOLA has the intention as well as the unconditional right to redeem the preferred stock by issuing common stock. There is no difference between AOLA's basic and diluted loss per share since the effect of any contingently issuable common stock on loss per share is anti-dilutive. Potential anti-dilutive securities for the three months ended March 31, 2002 and 2001 are set forth in the table below:

                                                                                                  (UNAUDITED)
                                                                                      ----------------------------------
                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                          2002                  2001
                                                                                      ------------          ------------
         Series B Preferred Stock                                                      116,010,456           101,858,334
         Series C Preferred Stock                                                      111,413,994            97,803,960
         AOL Warrant                                                                    16,541,250            16,541,250
         AOLTW Senior Convertible Note                                                   4,773,731                    --
         Stock Options                                                                  14,784,221            14,805,314
                                                                                      ------------          ------------
                                                                                       263,523,652           231,008,858
                                                                                      ============          ============

                       AMERICA ONLINE LATIN AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                 -- UNAUDITED --

NOTE 4 - 11% SENIOR CONVERTIBLE NOTES

         In order to fund AOLA's fiscal 2002 operating and cash requirements, on March 8, 2002 AOLA entered into a Note Purchase Agreement (the "Agreement") with AOLTW (the parent company of America Online, one of AOLA's principal stockholders) pursuant to which AOLTW has agreed to make available to AOLA, subject to standard borrowing conditions, up to $160 million in exchange for 11% senior convertible notes due in 2007 (the "Notes") of AOLA.

         Initially, the Notes will be convertible into a newly created series of preferred stock, Series F Redeemable Convertible Preferred Stock ("Series F Stock"). The Series F Stock will be converted automatically into Series B Redeemable Convertible Preferred Stock ("Series B Stock"), which is the series of preferred stock currently held by America Online, if required stockholder approvals are obtained, which is expected at AOLA's annual stockholders' meeting currently scheduled for July 31, 2002. If these approvals are obtained, the Notes would be convertible into Series B Stock. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of AOLA's class A common stock on March 8, 2002). The Notes will be convertible at any time at the option of the holder, and will be redeemable by AOLA at any time after 18 months, subject to the holders's right to convert the indebtedness into preferred stock. In addition, the Notes are required to be repaid, at the option of the holder, in the event of significant asset sales or AOLA raises additional debt or equity funds.

         In the event the requisite stockholder approvals are obtained and the entire $160 million principal amount of the Notes were to be converted by AOLTW, an additional 44,150,110 shares of Series B Stock would be issued to AOLTW, increasing its economic ownership in the company to 50.9%, and its relative voting strength to 57.6%, assuming conversion of a warrant (the "AOL Warrant") that is immediately exercisable to purchase approximately 16.5 million shares of any combination of AOLA's Series B Stock, Class B Common Stock or Class A Common Stock.

         Interest will be payable either in cash or preferred stock (or under certain limited conditions, additional senior convertible notes) at AOLA's option. In the event the interest is paid in shares, the price per share is to be determined based on the average closing price of AOLA's class A common stock for the twenty trading dates prior to the date of payment. At present, it is AOLA's intention to pay the interest on the Notes through the issuance of additional shares, which could result in additional significant dilution to existing stockholders. Interest payments on the Notes could total approximately $85 million, depending on the exact timing of the drawdowns, over the life of the notes, which mature in March 2007.

         On March 11, 2002, AOLA issued the initial tranche of the Notes under the Note Purchase Agreement, which AOLTW purchased $17.3 million principal amount ("First Tranche Notes"). The 11% interest on the Notes is due quarterly and is payable by AOLA in cash, voting shares of AOLA or additional Notes. The first installment of interest on the First Tranche Notes is due on June 30, 2002. It is anticipated that AOLA will pay the interest on the First Tranche Notes initially in Series F Stock that carries one vote per share. It is expected that, on July 31, 2002, stockholder approval will be obtained that will enable all the Series F Stock to be converted to Series B Stock that carries 10 votes per share. Thereafter, all outstanding Series F Stock will be converted to Series B Stock and all interest payments on the Notes that AOLA determines to make in stock will be made in Series B Stock.

         AOLTW and its affiliates currently hold 49.7% of the outstanding votes in AOLA. As a result of the expected payment of interest in the form of Series F Stock and Series B Stock on the Notes, AOLA expects that, with the payment of the interest due on September 30, 2002, AOLTW and its affiliates will hold voting shares representing 50% or more of the voting power of AOLA. Moreover, AOLTW and its affiliates also control the AOL Warrant. The conversion of the Notes, the payment of dividends and interest in additional shares of voting stock and the exercise of the Warrant will each result in AOLTW and its affiliates holding 50% or more of the outstanding votes of AOLA, but would not alter other corporate governance provisions or result in a change of control.

                       AMERICA ONLINE LATIN AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                 -- UNAUDITED --

NOTE 5 - BANCO ITAU MARKETING STRATEGIC ALLIANCE

         On June 12, 2000, AOLA entered into a ten-year strategic marketing alliance with Banco Itau, one of the largest banks in Latin America, which at that time had approximately 7.4 million customers and 1.4 million users of its proprietary interactive financial services. AOLA has created a customized co-branded version of the America Online Brazil service that Banco Itau markets as its primary online banking service to its customers. On August 11, 2000, AOLA issued an aggregate of 31,700,000 shares of class A common stock to Banco Itau and one of its affiliates, in exchange for Banco Itau's commitment to various subscriber membership and revenue levels during the first five years of the alliance. The shares were valued at approximately $253.6 million, based on the $8.00 per share initial public offering price.

         Although Banco Itau is not required to spend a minimum amount for marketing of the co-branded service, it will have to make significant cash payments to AOLA if it fails to meet these subscriber and/or revenue levels. The maximum amount of such payments was $164.8 million, which amount has been reduced by Banco Itaus' meeting the subscriber target for the co-branded service at the December 31, 2001 measurement date. Banco Itau has provided promissory notes that secure any potential payments due to AOLA. The unamortized cost of this agreement was recorded as a contra-equity account and captioned as "Unearned Services" in the accompanying consolidated statement of changes in stockholders' equity upon issuance of the shares to Banco Itau.

         As there are potential specific payments related to performance targets in the first five years of the agreement, AOLA is expensing $164.8 million of the cost on a straight-line basis over that period and the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement. The amortization of the unearned service related to the Banco Itau strategic alliance for the three months ended March 31, 2002 and 2001 amounted to $10.3 million in each period. This expense is included in the accompanying consolidated statements of operations as part of sales and marketing expenses.

         In addition, under the aforementioned strategic alliance, until December 2005, Banco Itau is required to offer at least one hour of subsidized usage per month to subscribers of the co-branded service following the expiration of a subscriber's trial period. Banco Itau may also choose to provide its customers additional subsidized time beyond the one-hour obligation. Moreover, Banco Itau is required to pay AOLA a nominal amount for subscribers who have not used the service during the previous month and who were beyond their free-trial period. AOLA record amounts received from Banco Itau on behalf of its customers for subsidies, which it chooses or is required to make, as a reduction of marketing expenses and not as subscriber revenues. For the three months ended March 31, 2002 and 2001, these payments amounted to $1.5 million and $40,000, respectively. Amounts paid directly to AOLA by subscribers that exceed the time subsidized by Banco Itau are included in subscription revenues. For the three months ended March 31, 2002 and 2001, these payments amounted to $0.72 million and zero, respectively.

NOTE 6- LEGAL PROCEEDINGS

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

                       AMERICA ONLINE LATIN AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                 -- UNAUDITED --

NOTE 7 - SEGMENT INFORMATION

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

         Each of AOLA's operating segments derives its revenues from interactive services through subscription revenues and advertising, commerce and other revenues. Interactive services consist of the delivery of AOLA's interactive products, including the AOLA country services and portals. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in AOLA's 2001 Annual Report. For the three months ended March 31, 2002 and 2001, AOLA's revenues and loss from operations on a segment basis were as follows (in thousands):

                                                                                                (UNAUDITED)
                                                                                      -------------------------------
                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                         2002                 2001
                                                                                      ----------           ----------
         REVENUES BY TYPE:
         SUBSCRIPTIONS
          - Brazil                                                                    $    6,491           $    3,596
          - Mexico                                                                         6,219                3,741
          - Argentina                                                                        745                1,656
          - Puerto Rico                                                                    2,216                  586
          - Corporate and other                                                               17                  100
                                                                                      ----------           ----------
                                                                                          15,688                9,679
         ADVERTISING AND COMMERCE
          - Brazil                                                                         1,493                2,243
          - Mexico                                                                           672                  559
          - Argentina                                                                        164                  275
          - Puerto Rico                                                                      128                   --
          - Corporate and other                                                               16                    1
                                                                                      ----------           ----------
                                                                                           2,473                3,078
         TOTAL REVENUES
          - Brazil                                                                         7,984                5,839
          - Mexico                                                                         6,891                4,300
          - Argentina                                                                        909                1,931
          - Puerto Rico                                                                    2,344                  586
          - Corporate and other                                                               33                  101
                                                                                      ----------           ----------
                                                                                      $   18,161           $   12,757
                                                                                      ==========           ==========
         LOSS FROM OPERATIONS
          - Brazil                                                                    $  (29,661)          $  (42,929)
          - Mexico                                                                       (16,540)             (20,460)
          - Argentina                                                                     (1,665)             (14,218)
          - Puerto Rico                                                                     (173)              (2,387)
          - Corporate and other                                                           (5,400)              (6,840)
                                                                                      ----------           ----------
                                                                                      $  (53,439)          $  (86,834)
                                                                                      ==========           ==========

                       AMERICA ONLINE LATIN AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                 -- UNAUDITED --

         The following table presents a reconciliation of reportable segment assets and long-lived assets to the consolidated financial statement totals (in thousands):

                                                                                      MARCH 31,        DECEMBER 31,
                                                                                         2002              2001
                                                                                     -----------       ------------
                                                                                     (UNAUDITED)
         TOTAL ASSETS
          - Brazil                                                                    $  18,034          $  14,376
          - Mexico                                                                       13,213             11,345
          - Argentina                                                                     4,791              9,262
          - Puerto Rico                                                                     314                303
          - Corporate and other                                                          20,328             49,098
                                                                                      ---------          ---------
                                                                                      $  56,680          $  84,384
                                                                                      =========          =========

         LONG-LIVED ASSETS
          - Brazil                                                                    $   4,776          $   4,756
          - Mexico                                                                        1,958              2,119
          - Argentina                                                                       471                958
          - Puerto Rico                                                                      60                 56
          - Corporate and other                                                           3,261              4,069
                                                                                      ---------          ---------
                                                                                      $  10,526          $  11,958
                                                                                      =========          =========

         For the three months ended March 31, 2002 and 2001, AOLA's depreciation and amortization and capital spending on a segment basis was as follows (in thousands):

                                                                                               (UNAUDITED)
                                                                                      -----------------------------
                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                         2002                2001
                                                                                      ---------           ---------
         DEPRECIATION AND AMORTIZATION
          - Brazil                                                                    $     545           $     365
          - Mexico                                                                          294                 259
          - Argentina                                                                        62                 136
          - Puerto Rico                                                                       6                   1
          - Corporate and other                                                             432                 250
                                                                                      ---------           ---------
                                                                                      $   1,339           $   1,011
                                                                                      =========           =========

         CAPITAL SPENDING
          - Brazil                                                                    $    (396)          $    (673)
          - Mexico                                                                          (31)                (56)
          - Argentina                                                                        (7)                (42)
          - Puerto Rico                                                                      (6)                (23)
          - Corporate and other                                                            (118)             (1,761)
                                                                                      ---------           ---------
                                                                                      $    (558)          $  (2,555)
                                                                                      =========           =========

                       AMERICA ONLINE LATIN AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                 -- UNAUDITED --

NOTE 8 - SUBSEQUENT EVENT

         On April 23, 2002, AOLA issued the second Note under the Note Purchase Agreement, which AOLTW purchased at par value $13.0 million principal amount. The potential anti-dilutive securities issuable upon conversion of the Notes issued from this draw down is an additional 3,587,196 shares of Series F or Series B preferred stock.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Recent Sales of Unregistered Securities

         On March 8, 2002, the Registrant entered into a Note Purchase Agreement with AOL Time Warner Inc. ("AOLTW"). Under the Note Purchase Agreement, AOLTW agreed to purchase from the Registrant, prior to December 31, 2002 and subject to standard borrowing conditions, up to $160 million of the Registrant's senior convertible notes due in March of 2007. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of this financing. The senior convertible notes will bear an annual coupon of 11%, payable quarterly. Initially, the senior convertible notes will be convertible into the Registrant's newly created series F redeemable convertible preferred stock, $.01 par value per share ("series F preferred stock"). However, if the Registrant obtains certain stockholder approvals, the senior convertible notes become exchangeable for the Registrant's series B redeemable convertible preferred stock, $.01 par value per share ("series B preferred stock"), rather than series F preferred stock, and any series F preferred stock then outstanding as a result of the prior conversion of the senior convertible notes shall automatically be converted into series B preferred stock. Series B preferred stock accrues dividends at an annual rate of 3% as compared to 8% for the series F preferred stock. The Registrant intends to seek the stockholder approvals at its annual stockholders meeting currently scheduled for July 31, 2002. The series B preferred stock has ten votes per share and special governance rights. Shares of series B preferred stock are convertible into shares of the Registrant's class B common stock, $.01 par value per share ("class B common stock"), which can be converted into the Registrant's class A common stock, $.01 par value per share ("class A common stock"), at any time on a one-for-one basis. The class A common stock has only one vote per share and no special governance rights. The series F preferred stock is convertible into class B common stock and has one vote per share and no special governance rights. On each of March 11, 2002 and April 23, 2002, the Registrant sold senior convertible notes to AOLTW for $17.3 million and $13.0 million in principal, respectively. The initial conversion price, subject to adjustment, is $3.624 per share. The Registrant used the proceeds from the sale for working capital purposes.

         The offer and sale of the senior convertible notes was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) relating to sales by an issuer not involving any public offering or the rules and regulations thereunder. The offer and sale was made only to "accredited investors" as such term is defined in Regulation D under the Securities Act and the Registrant did not engage in any general solicitation or make any advertisement with respect to the offer and sale of the senior convertible notes. All of the senior convertible notes sold in the private placement are restricted securities for purposes of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 5, 2002, the holders of all the outstanding shares of the Registrant's series B redeemable convertible preferred stock and series C redeemable convertible preferred stock, $.01 par value per share (the "Preferred Stockholders"), executed a unanimous written consent authorizing (i) an amendment to the Registrant's Restated Certificate of Incorporation, (ii) the creation of the series F preferred stock, (iii) the private placement and issuance by the Registrant of $160 million in value of senior convertible notes pursuant to a Note Purchase Agreement, together with all exhibits and schedules thereto, and (iv) the filing of a Certificate of Elimination with respect to the series F preferred stock. The Registrant intends to seek additional stockholder approvals relating to the above unanimous written consent at its annual stockholders meeting currently scheduled for July 31, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit 3.1@               Restated Certificate of Incorporation of America Online Latin America, Inc.
                                    (included as Exhibit 3.1 to the company's Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

         Exhibit 3.2@               Certificate of Designations, Preferences and Rights of the Series F Redeemable
                                    Convertible Preferred Stock of America Online Latin America, Inc. (included as
                                    Exhibit 99.5 to the company's Current Report on Form 8-K filed on March 11, 2002
                                    (No. 000-31181) and incorporated herein by reference).

         Exhibit 3.3@               Restated By-laws of America Online Latin America, Inc. (included as Exhibit 3.2 to Amendment No. 10 of the company's Registration Statement on Form S-1 (No.
                                    333-95051) and incorporated herein by reference).

         Exhibit 4.1@               Form of class A common stock certificate (included as Exhibit 4.1 to Amendment
                                    No. 10 of the company's Registration Statement on Form S-1 (No. 333-95051) and
                                    incorporated herein by reference).

         Exhibit 10.1@+             Second Amended and Restated Stockholders' Agreement by and Among America Online
                                    Latin America, Inc., America Online, Inc., Aspen Investments LLC, Atlantis
                                    Investments LLC and for purposes of certain sections thereof AOL Time Warner
                                    Inc. dated as of March 8, 2002 (included as Exhibit 10.2 to the company's Annual
                                    Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

         Exhibit 10.2@              Second Amended Registration Rights Agreement by and among America Online Latin
                                    America, Inc., America Online, Inc., AOL Time Warner Inc., Aspen Investments LLC
                                    and Atlantis Investments LLC, dated as of March 8, 2002 (included as Exhibit
                                    10.4 to the company's Annual Report on Form 10-K for the year ended December 31,
                                    2001 (No. 000-31181) and incorporated herein by reference).

         Exhibit 10.3@              Note Purchase Agreement by and between America Online Latin America, Inc. and
                                    AOL Time Warner Inc., dated as of March 8, 2002 (included as Exhibit 99.2 to the company's Current Report on Form 8-K filed on March 11, 2002 (No. 000-31181) and incorporated herein by reference).

         Exhibit 10.4@              Form of Initial Note (included as Exhibit 10.35 to the company's Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

         Exhibit 10.5@              Form of PIK Note (included as Exhibit 99.4 to the company's Current Report on
                                    Form 8-K filed on March 11, 2002 (No. 000-31181) and incorporated herein by reference).

         Exhibit 10.6@              Voting Agreement, dated as of March 8, 2002, by and among AOL Time Warner Inc.,
                                    America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC
                                    (included as Exhibit 7 to Amendment No. 4 to Schedule 13D of AOL Time Warner
                                    Inc. and America Online, Inc., with respect to securities of America Online
                                    Latin America, Inc., filed with the Securities and Exchange Commission on April
                                    5, 2002 (No. 005-59485) and incorporated herein by reference).

         Exhibit 10.7@              Voting Agreement, dated as of March 8, 2002, by and among AOL Time Warner Inc.,
                                    America Online, Inc., Banco Itau, S.A., Banco Banerj, S.A., Banco Itau, S.A. -
                                    Cayman Branch and Itau Bank Limited (included as Exhibit 8 to Amendment No. 4 to
                                    Schedule 13D of AOL Time Warner Inc. and America Online, Inc., with respect to securities of America Online Latin America, Inc., filed with the Securities and
                                    Exchange Commission on April 5, 2002 (No. 005-59485) and incorporated herein by reference).

@        Incorporated by reference as indicated.

+        Confidential treatment has been requested for portions of this exhibit.
         These portions have been omitted and filed separately with the Securities and Exchange Commission.

(b)      Reports on Form 8-K

         Form              Item Number               Description                Filing Date
         ----              -----------               -----------                -----------
         8-K               5                         Convertible Debt           March 11, 2002
                                                     Financing

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICA ONLINE LATIN AMERICA, INC.



DATE: May 15, 2002                          /s/ Javier Aguirre
                                            -----------------------------------
                                            Javier Aguirre
                                            Chief Financial Officer
                                            Principal Financial Officer

EXHIBIT INDEX

Exhibit 3.1@               Restated Certificate of Incorporation of America Online Latin America, Inc.
                           (included as Exhibit 3.1 to the company's Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

Exhibit 3.2@               Certificate of Designations, Preferences and Rights of the Series F Redeemable
                           Convertible Preferred Stock of America Online Latin America, Inc. (included as
                           Exhibit 99.5 to the company's Current Report on Form 8-K filed on March 11, 2002
                           (No. 000-31181) and incorporated herein by reference).



Exhibit 3.3@               Restated By-laws of America Online Latin America, Inc. (included as Exhibit 3.2 to Amendment No. 10 of the company's Registration Statement on Form S-1 (No.
                           333-95051) and incorporated herein by reference).



Exhibit 4.1@               Form of class A common stock certificate (included as Exhibit 4.1 to Amendment
                           No. 10 of the company's Registration Statement on Form S-1 (No. 333-95051) and
                           incorporated herein by reference).

Exhibit 10.1@+             Second Amended and Restated Stockholders' Agreement by and Among America Online
                           Latin America, Inc., America Online, Inc., Aspen Investments LLC, Atlantis
                           Investments LLC and for purposes of certain sections thereof AOL Time Warner
                           Inc. dated as of March 8, 2002 (included as Exhibit 10.2 to the company's Annual
                           Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.2@              Second Amended Registration Rights Agreement by and among America Online Latin
                           America, Inc., America Online, Inc., AOL Time Warner Inc., Aspen Investments LLC
                           and Atlantis Investments LLC, dated as of March 8, 2002 (included as Exhibit
                           10.4 to the company's Annual Report on Form 10-K for the year ended December 31,
                           2001 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.3@              Note Purchase Agreement by and between America Online Latin America, Inc. and
                           AOL Time Warner Inc., dated as of March 8, 2002 (included as Exhibit 99.2 to the company's Current Report on Form 8-K filed on March 11, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.4@              Form of Initial Note (included as Exhibit 10.35 to the company's Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.5@              Form of PIK Note (included as Exhibit 99.4 to the company's Current Report on
                           Form 8-K filed on March 11, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.6@              Voting Agreement, dated as of March 8, 2002, by and among AOL Time Warner Inc.,
                           America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC
                           (included as Exhibit 7 to Amendment No. 4 to Schedule 13D of AOL Time Warner
                           Inc. and America Online, Inc., with respect to securities of America Online
                           Latin America, Inc., filed with the Securities and Exchange Commission on April
                           5, 2002 (No. 005-59485) and incorporated herein by reference).

Exhibit 10.7@              Voting Agreement, dated as of March 8, 2002, by and among AOL Time Warner Inc.,
                           America Online, Inc., Banco Itau, S.A., Banco Banerj, S.A., Banco Itau, S.A. -
                           Cayman Branch and Itau Bank Limited (included as Exhibit 8 to Amendment No. 4 to
                           Schedule 13D of AOL Time Warner Inc. and America Online, Inc., with respect to securities of America Online Latin America, Inc., filed with the Securities and
                           Exchange Commission on April 5, 2002 (No. 005-59485) and incorporated herein by reference).

@        Incorporated by reference as indicated.

+        Confidential treatment has been requested for portions of this exhibit.
         These portions have been omitted and filed separately with the Securities and Exchange Commission.