Form 10-Q
period 2002-06-30
AMERICA ONLINE LATIN AMERICA INC
filed 2002-08-14
CIK 1100395

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended: June 30, 2002

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _________ to __________

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

Yes [X] No [ ]

As of August 9, 2002, America Online Latin America, Inc. had 67,070,065 shares of class A common stock, $0.01 par value, outstanding. No shares of America Online Latin America, Inc.'s class B common stock or class C common stock are outstanding.

================================================================================

                       AMERICA ONLINE LATIN AMERICA, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                            Page
                                                                                            ----


PART I. FINANCIAL INFORMATION

Management's Discussion and Analysis of Financial Condition and Results of
         Operations ...................................................................       3

Quantitative and Qualitative Disclosures About Market Risk ............................      20

        Consolidated Balance Sheets - June 30, 2002  and December 31, 2001.............      21

        Consolidated Statements of Operations - Three  and Six Months Ended June 30,
        2002 and 2001 .................................................................      22

        Consolidated Statements of Changes in Stockholders' Equity - Six Months Ended
        June 30, 2002 and 2001 ........................................................      23

        Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002
        and 2001.......................................................................      24

        Notes to Consolidated Financial Statements ....................................      25

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds .....................................      32
Item 5. Other Matters .................................................................      33
Item 6. Exhibits and Reports on Form 8-K ..............................................      33

Signatures ............................................................................      34

Exhibit Index


PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 may not be indicative of the results for the full year and should be read in conjunction with the sections of our audited financial statements and notes thereto as well as our MD&A that are included in our Annual Report on Form 10-K for the fiscal year 2001.

OVERVIEW

     America Online Latin America, Inc. ("AOLA" or the "company") is one of the leading interactive service providers in Latin America. Our goal is to become Latin America's leader in the development of the global interactive medium that is changing the way people communicate, stay informed, are entertained, learn, shop and conduct business. We derive our revenues principally from member subscriptions to our AOLA country services and we generate additional revenues from advertising and other revenue sources. Our comprehensive online services, which are available to subscribing members, and our interactive services are developed on a country-by-country and regional basis and are tailored to local interests.

     The AOLA country services provide our members with easy and reliable access to local, regional and global online communities, content and localized versions of certain of America Online, Inc.'s ("America Online") interactive products. Our AOLA country services seamlessly integrate the Internet, enabling members to access and explore the Internet. We believe the AOLA country services encourage members to participate in interactive communities through tools such as Spanish and Portuguese versions of AOL Instant Messenger, Buddy Lists, e-mail, public bulletin boards, online meeting rooms, conversations, chat and auditorium events.

     Our markets in Latin America are Brazil, Mexico, Argentina and Puerto Rico. In November 1999, we concurrently launched our first AOLA country service, America Online Brazil, and our first AOLA country Internet portal, our Brazilian portal located at www.aol.com.br. As of August 2002, we offered our America Online Brazil service in 237 cities in Brazil. In July 2000, we launched our country service in Mexico, America Online Mexico, and our Mexican portal located at www.aol.com.mx. As of August 2002, we offered our America Online Mexico service in 58 cities in Mexico. In August 2000, we launched our country service in Argentina, America Online Argentina, and our Argentine portal located at www.aol.com.ar. As of August 2002, we offered our America Online Argentina service in 22 cities in Argentina. In November 2000, we introduced our Latin American regional portal, located at www.aola.com. As part of the ongoing development of our service territory, we expanded into Puerto Rico under an agreement with America Online under which America Online transferred its economic interest in its existing subscriber base to us. We receive the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico and include these subscribers in our member totals. Subscribers in Puerto Rico are provided with both English and Spanish-language content through the AOL-branded service. As of August 2002, service in Puerto Rico was offered island-wide. In June 2001, AOL launched on its U.S. service, a "Latino" content area targeted to U.S. Hispanics. We program, manage and receive an economic benefit from advertising generated in this specific content area.

     In June 2000, we entered into a ten-year strategic alliance with Banco Itau, one of the largest banks in Latin America, which was providing limited online financial services to approximately 1.4 million of its approximately seven million customers at the time. We launched a co-branded, customized version of our America Online Brazil service that Banco Itau began marketing to its customers in December 2000 and Banco Itau is obligated to promote the co-branded service as the principal means of accessing Banco Itau's interactive financial services. As of June 30, 2002, Banco Itau reported it had approximately nine million active customers, of which 2.3 million were registered to use online banking services, primarily through Banco Itau's proprietary service, as well as the AOL co-branded service. We believe that this relationship will enable us to expand our Internet presence in Brazil by allowing us to gain access to Banco Itau's online as well as offline customer base.

     The co-branded service is substantially the same as our AOLA country service in terms of technology and content, except that we offer a co-branded welcome screen for Banco Itau customers, a Banco Itau toolbar icon, a special version of our finance channel and links that directly connect Banco Itau's customers to its online financial services. Subscribers to the co-branded service have access to our full line of features as provided to our general customers, including e-mail with multiple AOL screen names, instant messaging, Internet access, interaction with our worldwide online community and our 24-hour customer service. Banco Itau's customers who register for the co-branded service are currently entitled to a three-month free trial period, the length of which may be changed in the future. Until December 2005, Banco Itau is required to offer at least one hour of subsidized usage per month to subscribers following the expiration of a subscriber's trial period, although Banco Itau is responsible to us only for actual usage by the subscriber.

     Banco Itau may also choose to provide its customers additional subsidized time beyond the one hour obligation. In addition, Banco Itau is required to pay us a nominal amount for subscribers who have not used the service during the previous month and who are no longer in their free trial period. As of August 2002, approximately two-thirds of the subscribers to the Banco Itau co-branded service had not used the service during the previous month. Furthermore, a majority of the remaining Banco Itau subscribers who were not in their free trial periods as of that date did not exceed the time subsidized by Banco Itau. We are currently working with Banco Itau on online and offline initiatives to encourage usage of the co-branded service and migration to our higher rate and usage plans.

As part of our strategic alliance, Banco Itau and we established subscriber targets for the co-branded service of 250,000 verified subscribers at December 10, 2001 and 500,000 at December 10, 2002. In addition, Banco Itau and we have established a secondary target of a total of 1,000,000 verified subscribers at December 10, 2002. Verified subscribers are those subscribers who have used the co-branded service in any two of the three months preceding the December 10th measurement date or who have first accessed the co-branded service in the month prior to the December measurement date. Under our agreement, if the subscriber level targets are not met, Banco Itau will be required to make a reference payment to us. The reference payment amount for the secondary target of 1,000,000 subscribers will be decreased on a pro-rata basis, if Banco Itau meets its 500,000 level target. Banco Itau met the subscriber target for the co-branded service of 250,000 verified subscribers at the December 10, 2001 measurement date. We recently reached agreement with Banco Itau to change the 2002 measurement date from December 10 to December 24 to permit additional joint review of current and future marketing activities.

        In addition to attracting subscribers by offering broad geographical coverage of our country services, we make our country services accessible to a broader audience of potential subscribers offering multiple mechanisms by which our members can pay us. All country services and Puerto Rico were initially launched with credit cards as the primary subscriber payment method, except that Brazil concurrently offered a cash payment method known as the "boleto." The boleto is a customary form of payment in Brazil under which Brazilian banks that we designate act as conduits for collecting the related payments. In addition, customers of certain banks in Brazil, including customers of our Banco Itau co-branded service, have the option of permitting direct debits from their accounts for purposes of paying subscriber fees. In May 2001, we began to offer cash method payment options in Mexico and Argentina. Under cash payment alternatives, members can subscribe to our AOLA country services without using a credit card, thus allowing us to reach a greater number of potential members. Members in Puerto Rico may pay their subscription fees either through credit cards or direct debit to their bank accounts. The majority of Puerto Rican members select credit cards as their payment vehicle.

     Since its introduction, the "cash payment" alternative has accounted for a substantial majority of all new member registrations in Brazil, Mexico and Argentina and as of August 1, 2002 represented the payment mechanism selected by approximately 52% of our subscribers in Brazil (other than those to the Banco Itau co-branded service), 60% of our members in Mexico and 52% of our members in Argentina. Although we have not experienced any significant difficulties collecting subscription fees from members using credit cards and direct debit mechanisms, collection rates from members opting for the cash payment mechanisms have been lower and less timely. In Brazil, Mexico and Argentina, we are taking steps to improve the validation of registration data provided by cash payment subscribers by requiring these subscribers to call our customer service centers to finalize their registration. Initial results indicate this has resulted in a reduction of the overall percentage of members who have selected the cash method as their payment option.

     As of June 2002, approximately 53% of our total subscriber base (excluding subscribers to the Banco Itau co-branded service) has selected payment options other than credit card or direct debit. We are taking steps to encourage conversion of these subscribers to credit and direct debit payment options. For instance, we offer discounts to subscribers to our AOLA country services who choose the credit card payment option.

     We consider countries in which we have launched our AOLA country services as operational segments and internally report our operations on a country-by-country basis. Each of our operating segments derives its revenues through the provision of interactive services from subscription revenues and advertising and other revenues.

CONSOLIDATED RESULTS OF OPERATIONS

     Table 1 below shows the consolidated results from operations for the three and six-month periods ended June 30, 2002 and 2001. During the quarter ended June 30, 2002, revenues increased to $18.5 million, up $2.2 million, or 13.7%, from the comparable prior year period. Total costs and expenses were $56.9 million, a decrease of $31.6 million, or 35.7% from the second quarter of 2001. Our loss from operations was $38.4 million during the second quarter of 2002, a reduction of $33.9 million, or 46.9% versus the 2001 second quarter. For the three months ended June 30, 2002, net loss applicable to common stockholders, after dividends to preferred stockholders, was $44.6 million, an improvement of $29.9 million from the 2001 second quarter. Our loss per common share, both basic and diluted, was $0.66, versus a loss of $1.11 per share in the three-month period ended June 30, 2001.

     For the six-month period ended June 30, 2002 revenues were $36.7 million, an increase of 26.3% from the comparable prior year period. Total cost and expenses were $128.5 million, a decrease of $59.7 million, or 31.7% from the first half of 2001. Our loss from operations was $91.8 million, which represented a decrease of $67.3 million, or 42.3%, from the six months ended June 30, 2001. Our net loss applicable to common shareholders, after dividends to preferred stockholders, during the six months ended June 30, 2002 was $102.1 million, an improvement of $61.0 million from the comparable six-month period in 2001. Our loss per common share, both basic and diluted, was $1.52, versus a loss of $2.51 per share for the comparable prior-year period.

                       TABLE 1 - SELECTED OPERATING DATA


                                                        THREE MONTHS ENDED                         SIX MONTHS ENDED
                                             ----------------------------------------    -----------------------------------------
                                               JUNE 30,         JUNE 30,        %          JUNE 30,        JUNE 30,         %
                                                 2002             2001        CHANGE         2002            2001         CHANGE
                                             ------------     ------------    -------    ------------     ------------    --------
                                                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
CONDENSED CONSOLIDATED OPERATIONS
Revenues:
Subscriptions ............................   $     16,231     $     11,295      43.7%    $     31,918     $     20,973      52.2%
Advertising and other ....................          2,315            5,014     (53.8)%          4,786            8,092     (40.9)%
                                             ------------     ------------     -----     ------------     ------------     -----
                                                   18,546           16,309      13.7%          36,704           29,065      26.3%

Costs and expenses .......................         56,942           88,562     (35.7)%        128,481          188,153     (31.7)%
                                             ------------     ------------     -----     ------------     ------------     -----
Loss from operations .....................   $    (38,396)    $    (72,253)    (46.9)%   $    (91,777)    $   (159,088)    (42.3)%
                                             ------------     ------------     -----     ------------     ------------     -----
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS   $    (44,555)    $    (74,466)    (40.2)%   $   (102,119)    $   (163,127)    (37.4)%
                                             ============     ============     =====     ============     ============     =====
Loss per common share, basic and diluted .   $      (0.66)    $      (1.11)    (40.5)%   $      (1.52)    $      (2.51)    (39.4)%
                                             ============     ============     =====     ============     ============     =====
Weighted average number of common shares
  outstanding ............................     67,070,065       67,008,114       0.1%      67,065,015       64,939,626       3.3%
                                             ============     ============     =====     ============     ============     =====

LOSS FROM OPERATIONS BY OPERATING SEGMENT:
 - Brazil ................................   $    (26,212)    $    (35,345)    (25.8)%        (55,815)    $    (78,275)    (28.7)%
 - Mexico ................................         (7,771)         (16,396)    (52.6)%        (24,311)         (36,856)    (34.0)%
 - Argentina .............................           (488)         (11,510)    (95.8)%         (2,152)         (25,727)    (91.6)%
 - Puerto Rico ...........................            299           (2,179)   (113.7)%            126           (4,566)   (102.8)%
 - Corporate and other ...................         (4,224)          (6,823)    (38.1)%         (9,625)         (13,664)    (29.6)%
                                             ------------     ------------     -----     ------------     ------------     -----
                                             $    (38,396)    $    (72,253)    (46.9)%   $    (91,777)    $   (159,088)    (42.3)%
                                             ============     ============     =====     ============     ============     =====

AS A PERCENTAGE OF TOTAL LOSS FROM
 OPERATIONS:
 - Brazil ................................           68.3%            48.9%                      60.8%            49.2%
 - Mexico ................................           20.2%            22.7%                      26.5%            23.2%
 - Argentina .............................            1.3%            15.9%                       2.3%            16.2%
 - Puerto Rico ...........................           (0.8)%            3.0%                      (0.1)%            2.9%
 - Corporate and other ...................           11.0%             9.5%                      10.5%             8.5%
                                             ------------     ------------               ------------     ------------
                                                    100.0%           100.0%                     100.0%           100.0%
                                             ============     ============               ============     ============






     Beginning in 2002, we began to implement measures designed to better target higher-value members and to increase the efficiency of our member acquisition efforts by focusing on targeted groups that have a greater likelihood of becoming members who pay on a timely basis and remain subscribers to our services for an extended period of time. We hope to achieve this by focusing acquisition efforts on marketing channels that historically have resulted in higher subscription rates and lower acquisition cost. The success of these measures will depend in part on our ability to develop software tools and support systems designed to verify billing data for new subscribers to our country services and our ability to identify members that are most likely to pay their subscription fees on a timely basis.

     As a result of these efforts to target higher value members, we experienced several results, including reductions in our overall sales and marketing costs and improvements in our overall cost structure as the scope of our network and call center support operations was made proportional to the resulting size of our membership base. Our rate of member acquisition growth was also affected as a result of our more targeted marketing efforts. Going forward, if our efforts to target higher value members are successful, we would expect a decrease in the average turnover of our membership base over time, and as a consequence, an improved collections experience among our membership.

     During the quarter ended June 30, 2002, these initiatives resulted in significant reductions in our cost structure, particularly in telecommunications and network expense and marketing acquisition expense. We reduced telecommunications and network expense by resizing our network to meet lower peak demand, which was achieved by restricting access for members who do not make timely membership fee payments and through the termination of members who were delinquent in their payments. The reduction in direct marketing was driven by the implementation of recent initiatives designed to target members who have higher probabilities of becoming and remaining paying members. Specifically, this has resulted from a significant reduction in mass mailings of non-solicited CD's containing our software in favor of an increased focus on acquiring members through original equipment manufacturers (OEM) and direct customer interaction channels.

     We expect that most of the improvements in our cost structure from implementation of these initiatives will primarily represent a one-time adjustment to our cost structure during the quarter ended June 30, 2002. While we expect some additional benefits going forward, we believe these will be significantly less in absolute terms; indeed, absolute expenses should begin to increase once our overall membership base begins to increase again as expected.

     Other recent initiatives, which are focused on improved validation of registration data from subscribers who have chosen the cash payment option with the objective of better identifying members who are more likely to pay us, as well as continued termination of members that are delinquent in paying us, resulted in a 7% reduction in our ending membership base to 1.31 million at June 30, 2002 versus 1.41 million ending members at March 31, 2002. We expect growth in our membership base to resume by the fourth quarter of 2002, although likely at lower rates than in the past. We also expect that over the near term a substantial percentage of our total subscribers will continue to be in free trial periods, member retention programs or not making timely payment. Timing of the growth in our membership base will be significantly influenced by the extent of the success of the marketing of the Banco Itau co-branded service. As of June 30, 2002, approximately 565,000 members, or 43% of our total ending membership base, was comprised of members of the Banco Itau co-branded service.

REVENUES

    TOTAL REVENUES. As shown on Table 2 below, our total revenues consist principally of subscription revenues as well as revenues generated from advertising and other.

                               TABLE 2 - REVENUES


                                                   THREE MONTHS ENDED                         SIX MONTHS ENDED
                                       ---------------------------------------       ----------------------------------------
                                        JUNE 30,      JUNE 30,            %          JUNE 30,       JUNE 30,          %
                                          2002          2001          CHANGE           2002            2001         CHANGE
                                       ---------      ---------      ---------       ---------      ---------      ---------
                                                (DOLLARS IN THOUSANDS)                        (DOLLARS IN THOUSANDS)
REVENUES
Subscriptions ....................     $  16,231      $  11,295           43.7%      $  31,918      $  20,973           52.2%
Advertising and other ............         2,315          5,014          (53.8)%         4,786          8,092          (40.9)%
                                       ---------      ---------      ---------       ---------      ---------      ---------
                                       $  18,546      $  16,309           13.7%      $  36,704      $  29,065           26.3%
                                       =========      =========      =========       =========      =========      =========
DISTRIBUTION OF REVENUES
Subscriptions ....................          87.5%          69.3%                          87.0%          72.2%
Advertising and other ............          12.5%          30.7%                          13.0%          27.8%
                                       ---------      ---------                      ---------      ---------
                                           100.0%         100.0%                         100.0%         100.0%
                                       =========      =========                      =========      =========
REVENUES BY OPERATING SEGMENT
 - Brazil ........................     $   8,319      $   7,304           13.9%      $  16,303      $  13,142           24.1%
 - Mexico ........................         7,066          5,710           23.7%         13,957         10,010           39.4%
 - Argentina .....................           464          2,552          (81.8)%         1,372          4,483          (69.4)%
 - Puerto Rico ...................         2,648            612          332.7%          4,992          1,198          316.7%
 - Corporate and other ...........            49            131          (62.6)%            80            232          (65.5)%
                                       ---------      ---------      ---------       ---------      ---------      ---------
                                       $  18,546      $  16,309           13.7%      $  36,704       $ 29,065           26.3%
                                       =========      =========      =========       =========      =========      =========
AS A PERCENTAGE OF  TOTAL REVENUES
 - Brazil ........................          44.9%          44.8%                          44.4%          45.2%
 - Mexico ........................          38.1%          35.0%                          38.0%          34.4%
 - Argentina .....................           2.5%          15.6%                           3.7%          15.4%
 - Puerto Rico ...................          14.3%           3.8%                          13.6%           4.1%
 - Corporate and other ...........           0.2%           0.8%                           0.3%           0.9%
                                       ---------      ---------                      ---------      ---------
                                           100.0%         100.0%                         100.0%         100.0%
                                       =========      =========                      =========      =========




     Our total revenues for the three months ended June 30, 2002 increased to $18.5 million, up $2.2 million or 13.7% from the three-month period ended June 30, 2001. Our total revenues for the six months ended June 30, 2002 increased to $36.7 million, up $7.6 million or 26.3% from the comparable prior-year period. During the three-month period ending June 30, 2002, revenues from subscriptions to the AOLA country services and the AOL-branded service in Puerto Rico grew to $16.2 million and accounted for 87.5% of total revenues. In the comparable prior-year period, revenue from subscriptions was $11.3 million and represented 69.3% of total revenues. For the six-month period ended June 30, 2002, subscription revenues were $31.9 million, and 87.0% of total revenues, compared to $21.0 million and 72.2%, respectively, in the comparable prior-year period. Advertising and other revenues were $2.3 million and $4.8 million, in the three and six-month periods ended June 30, 2002, respectively, down 53.8% and 40.9% from the comparable prior-year periods.

     For the three months ended June 30, 2002, Brazil accounted for approximately $8.3 million in revenue, or 44.9% of total company revenues. This represented an increase of $1.0 million versus the prior year period. In addition, Mexico, Puerto Rico and Argentina recorded $7.1 million, $2.6 million and $0.5 million, respectively, representing 38.1%, 14.3% and 2.5%, respectively, of total company revenue. Versus the comparable prior year period, revenue from Mexico and Puerto Rico increased $1.4 million and $2.0 million, respectively, while Argentina experienced a decrease of $2.1 million.

     In the six months ended June 30, 2002, revenue from Brazil increased to $16.3 million, up $3.2 million from the prior year period, while revenue from Mexico increased $3.9 million to $14.0 million and revenue from Puerto Rico increased $3.8 million to $5.0 million. Revenue from Argentina, however, experienced a decrease of $3.1 million to $1.4 million versus the six months ended June 30, 2001. In relative terms, Brazil represented 44.4% of total revenue during the first half of 2002, while Mexico, Puerto Rico and Argentina represented 38.0%, 13.6% and 3.7%, respectively, during this period.

     SUBSCRIPTION REVENUES

    Table 2A presents our subscription revenues on a segment basis for the three and six months ended June 30, 2002 and 2001. We derive our subscription revenues from members paying fees to subscribe to our AOLA country services and from revenues received from America Online, Inc. ("America Online") related to subscribers to the AOL-branded service in Puerto Rico. Subscription revenues do not include amounts paid to us by Banco Itau on behalf of its customers for subsidies that it chooses or is required to make. Such receipts are netted against and recorded as a reduction of marketing expenses and thus are not accounted for as subscriber revenues. Amounts paid directly to us by subscribers that exceed the time subsidized by Banco Itau are included in subscription revenues. For subscribers that have elected to pay their subscription fees with credit cards, we begin to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers that pay through means other than credit cards, we recognize subscription revenues when we receive payment.


                        TABLE 2A - SUBSCRIPTION REVENUES


                                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                 -----------------------------------     ------------------------------------
                                                   JUNE 30,    JUNE 30,        %          JUNE 30,     JUNE 30,         %
                                                    2002         2001        CHANGE        2002         2001         CHANGE
                                                 ---------    ---------    ---------     ---------    ---------     ---------
                                                          (DOLLARS IN THOUSANDS)                   (DOLLARS IN THOUSANDS)

BY SEGMENT OF BUSINESS
 - Brazil ....................................   $   6,747    $   4,363         54.6%    $  13,238    $   7,958        66.3%
 - Mexico ....................................       6,526        4,419         47.7%       12,745        8,160        56.2%
 - Argentina .................................         392        1,831        (78.6)%       1,136        3,487       (67.4)%
 - Puerto Rico ...............................       2,536          580        337.2%        4,751        1,166       307.5%
 - Corporate and other .......................          30          102        (70.6)%          48          202       (76.2)%
                                                 ---------    ---------    ---------     ---------    ---------     -------
                                                 $  16,231    $  11,295         43.7%    $  31,918    $  20,973        52.2%
                                                 =========    =========    =========     =========    =========     =======
AS A PERCENTAGE OF TOTAL SUBSCRIPTION REVENUES
 - Brazil ....................................        41.6%        38.6%                      41.5%        37.9%
 - Mexico ....................................        40.2%        39.1%                      39.9%        38.9%
 - Argentina .................................         2.4%        16.2%                       3.6%        16.6%
 - Puerto Rico ...............................        15.6%         5.1%                      14.9%         5.6%
 - Corporate and other .......................         0.2%         1.0%                       0.1%         1.0%
                                                 ---------    ---------                  ---------    ---------
                                                     100.0%       100.0%                     100.0%       100.0%
                                                 =========    =========                  =========    =========


For the three months ended June 30, 2002, subscription revenues were approximately $16.2 million, an increase of approximately $4.9 million, or 43.7%, versus the three months ended June 30, 2001. The overall increase in subscription revenues was comprised of increases in subscription revenues from Brazil, Mexico and Puerto Rico, partially offset by a decrease in subscription revenues from Argentina.

     The increase in Brazil, Mexico and Puerto Rico is primarily related to the increases in the local membership base of each country service versus the prior-year period. Reported results were negatively impacted by currency devaluations, primarily of the Brazilian real and Argentine peso. By segment, in U.S. dollar terms, subscription revenues for the three months ended June 30, 2002 from Brazil, Mexico and Puerto Rico increased 54.6%, 47.7% and 337.2%, respectively, versus the prior year period. Subscription revenues from Argentina decreased by 78.6% during the period. In local currency terms, total subscription revenues increased 58.6% versus the prior year period. In relative terms, for the three-month period ended June 30, 2002, Brazil and Mexico accounted for approximately 41.6% and 40.2, respectively, of total revenues derived from subscriptions. Puerto Rico and Argentina represented approximately 15.6% and 2.4%, respectively, of total revenue for the period.

     In local currency terms, subscription revenues for the three months ended June 30, 2002 increased approximately 68.7% in Brazil and 52.0% in Mexico versus the prior-year period. Subscription revenue in Argentina decreased 30.7% in local currency terms, driven by the impact of that country's economic crisis on membership levels. Currency devaluations during the three months ended June 30, 2002 averaged 8% for the Brazilian real, 3% for the Mexican Peso and 69% for the Argentine peso, versus the average exchange rates recorded for the prior year period.

     The small decrease of approximately $72,000 in revenues from the Corporate and Other segment is attributable to the declining membership base of the CompuServe Classic service, which we no longer actively promote. Revenues related to the CompuServe service appear in the Corporate and Other segment only for geographies where we do not have country operations.

     Sequentially, subscription revenue for the second quarter of 2002 increased $0.5 million, or 3.5%, from the three-month period ended March 31, 2002. Brazil, Mexico and Puerto Rico recorded sequential gains in subscription revenue growth of 4%, 5% and 14% while Argentina experienced a decrease of 47% versus the preceding quarter. Going forward, we expect that the amount of subscriber revenues will depend largely on our success in converting members who register for the free trial period and in converting members of the co-branded service currently subsidized by Banco Itau to non-subsidized service plans. We expect revenue will also likely continue to be negatively impacted versus prior year comparisons by the devaluation of the Latin American currencies.

     For the six months ended June 30, 2002, subscription revenues were approximately $31.9 million, an increase of approximately $10.9 million, or 52.2%, versus the comparable prior-year six-month period. The increase in reported subscription revenues was driven by increases from Brazil, Mexico and Puerto Rico, partially offset by a decrease in subscription revenues from Argentina. The increases in Brazil, Mexico and Puerto Rico were primarily due to increases in the local membership of each country service versus the prior-year period, and partially offset by negative impacts from currency devaluations. In relative terms, Brazil and Mexico accounted for approximately 41.5% and 39.9%, respectively, of total revenues derived from subscriptions, while Puerto Rico and Argentina contributed approximately 14.9% and 3.6%, respectively, during the six month period ended June 30, 2002.

     By segment, in U.S. dollar terms, subscription revenues for the six months ended June 30, 2002 from Brazil, Mexico and Puerto Rico increased 66.3%, 56.2% and 307.5%, respectively, while declining by 67.4% for Argentina, versus the comparable prior year period. In local currency terms, total subscription revenues for the six months ended June 30, 2002 increased by approximately 67.5% versus the prior-year period, driven by increases of 88.5% in Brazil and 54.2% in Mexico. Subscription revenues in Argentina fell by 21.1% in local currency terms from the first half of 2001.

     At June 30, 2002 and December 31, 2001, we had deferred subscription revenues of approximately $3.1 million and $2.4 million, respectively. Deferred subscription revenues consist of fees for subscription services received or confirmed as collectible from credit card accounts in advance of our having earned those subscription revenues.

     ADVERTISING AND OTHER REVENUES

     Table 2B presents our advertising and other revenues on a segment basis for the three and six months ended June 30, 2002 and 2001. These revenues are principally derived from:

     - advertising arrangements under which we receive fees from advertisements displayed on our interactive services; and

Sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fee.


                    TABLE 2B - ADVERTISING AND OTHER REVENUES


                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                   ---------------------------------     ---------------------------------
                                                    JUNE 30,   JUNE 30,        %         JUNE 30,    JUNE 30,        %
                                                     2002        2001        CHANGE        2002        2001        CHANGE
                                                   --------    --------     --------     --------    --------     --------
                                                        (DOLLARS IN THOUSANDS)                    (DOLLARS IN THOUSANDS)

BY SEGMENT OF BUSINESS
 - Brazil .......................................  $  1,572    $  2,941        (46.5)%   $  3,065    $  5,184        (40.9)%
 - Mexico .......................................       540       1,291        (58.2)%      1,212       1,850        (34.5)%
 - Argentina ....................................        72         721        (90.0)%        236         996        (76.3)%
 - Puerto Rico ..................................       112          32        250.0%         241          32        653.1%
 - Corporate and other ..........................        19          29        (34.5)%         32          30          6.7%
                                                   --------    --------     --------     --------    --------     --------
                                                   $  2,315    $  5,014        (53.8)%   $  4,786    $  8,092        (40.9)%
                                                   ========    ========     ========     ========    ========     ========

AS A PERCENTAGE OF TOTAL ADVERTISING AND
  OTHER REVENUES
 - Brazil .......................................      67.9%       58.7%                     64.0%       64.1%
 - Mexico .......................................      23.3%       25.7%                     25.3%       22.9%
 - Argentina ....................................       3.1%       14.4%                      4.9%       12.3%
 - Puerto Rico ..................................       4.8%        0.6%                      5.0%        0.4%
 - Corporate and other ..........................       0.9%        0.6%                      0.8%        0.3%
                                                   --------    --------                  --------    --------
                                                      100.0%      100.0%                    100.0%      100.0%
                                                   ========    ========                  ========    ========


     For the three months ended June 30, 2002, revenue from advertising and other was approximately $2.3 million, representing a decrease of $2.7 million, or 53.8%, from the comparable prior-year period. Reductions in revenue from advertising and other of $1.4 million, $0.8 million and $0.6 million were recorded in Brazil, Mexico and Argentina, respectively, while Puerto Rico experienced an increase of approximately $0.1 million.

     Revenue from advertising and other experienced a sequential decline of $0.2 million during the second quarter of calendar year 2002, as compared to the three months ended March 31, 2002. Performance continued to be impacted by the worldwide recession in advertising expenditures and volatile economic conditions across much of Latin America. We expect future advertising and other revenue to continue at its current lower level or to decrease and to only recover along with overall market conditions. We expect to continue deriving the substantial majority of our revenues from subscriptions to our AOLA country services, rather than advertising and other revenues.

     Revenue from advertising and other for the six-month period ended June 30, 2002 was approximately $4.8 million, a decrease of $3.3 million, or 40.9% versus the comparable prior-year period. Versus the prior year, reductions in revenue from advertising and other were experienced in Brazil, Mexico and Argentina, with decreases of $2.1 million, $0.6 million and $0.8 million, respectively. Puerto Rico recorded an increase of approximately $0.2 million during the six-month period. The impact of currency fluctuations on advertising and other revenue for the three and six-months ended June 30, 2002 was not material.

     During the three and six-month periods ended June 30, 2002, we had advertising and other revenues from affiliated companies of approximately $0.3 million and $0.6 million, consisting entirely of revenues received from Banco Itau related to advertising on our AOLA country service in Brazil. For the three and six-month periods ended June 30, 2001, advertising and other revenues from affiliated companies were $0.6 million and $1.7 million, respectively.

     As of June 30, 2002 and December 31, 2001, we had deferred advertising and commerce revenues of approximately $1.3 million and $1.9 million, respectively. Deferred advertising and commerce revenues consist of payments received in advance of our delivery of the related services and are recognized as income as the services are delivered. The decrease in deferred advertising and other revenue is primarily due to amortization of a long-term contract with Hollywood Media Corp.

COSTS AND EXPENSES

     As shown on Table 3 below, our total costs and expenses consist of cost of revenues, sales and marketing, and general and administrative expenses.

                          TABLE 3 - COSTS AND EXPENSES




                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                               ---------------------------------     ------------------------------------
                                                JUNE 30,  JUNE 30,         %          JUNE 30,      JUNE 30,       %
                                                 2002      2001         CHANGE         2002          2001        CHANGE
                                               -------    --------     ---------     ---------    ---------     ---------
                                                      (DOLLARS IN THOUSANDS)                   (DOLLARS IN THOUSANDS)
COSTS AND EXPENSES:
Cost of revenues ...........................   $26,353    $ 31,934         (17.5)%   $  58,762    $  59,847          (1.8)%
Sales and marketing ........................    24,123      47,910         (49.6)%      54,567      109,924         (50.4)%
General and administrative .................     6,466       8,718         (25.8)%      15,152       18,382         (17.6)%
                                               -------    --------     ---------     ---------    ---------     ---------
Total costs and expenses ...................   $56,942    $ 88,562         (35.7)%   $ 128,481    $ 188,153         (31.7)%
                                               =======    ========     =========     =========    =========     =========

AS A PERCENTAGE OF TOTAL COSTS AND EXPENSES:
Cost of revenues ...........................      46.3%       36.1%                       45.7%        31.8%
Sales and marketing ........................      42.4%       54.1%                       42.5%        58.4%
General and administrative .................      11.3%        9.8%                       11.8%         9.8%
                                               --------   ---------                  ---------    ---------
Total costs and expenses ...................     100.0%      100.0%                      100.0%       100.0%
                                               ========   =========                  =========    =========

COSTS AND EXPENSES BY OPERATING SEGMENT:
 - Brazil ..................................   $34,531    $ 42,649         (19.0)%   $  72,118    $  91,417         (21.1)%
 - Mexico ..................................    14,837      22,105         (32.9)%      38,268       46,865         (18.3)%
 - Argentina ...............................       952      14,061         (93.2)%       3,524       30,210         (88.3)%
 - Puerto Rico .............................     2,349       2,791         (15.8)%       4,866        5,764         (15.6)%
 - Corporate and other .....................     4,273       6,956         (38.6)%       9,705       13,897         (30.2)%
                                               -------    --------     ---------     ---------    ---------     ---------
                                               $56,942    $ 88,562         (35.7)%   $ 128,481    $ 188,153         (31.7)%
                                               =======    ========     =========     =========    =========     =========

AS A PERCENTAGE OF TOTAL COSTS AND EXPENSES:
 - Brazil ..................................      60.6%       48.2%                       56.1%        48.6%
 - Mexico ..................................      26.1%       25.0%                       29.8%        24.9%
 - Argentina ...............................       1.7%       15.9%                        2.7%        16.1%
 - Puerto Rico .............................       4.1%        3.2%                        3.8%         3.1%
 - Corporate and other .....................       7.5%        7.7%                        7.6%         7.3%
                                               --------   ---------                  ---------    ---------
                                                 100.0%      100.0%                      100.0%       100.0%
                                               ========   =========                  =========    =========
DEPRECIATION AND AMORTIZATION:
 - Brazil ..................................   $   723    $    386          87.3%    $   1,432    $     751         90.7%
 - Mexico ..................................       314         275          14.2%          627          534         17.4%
 - Argentina ...............................        86         139         (38.1)%         194          275        (29.5)%
 - Puerto Rico .............................        20           1       1,900.0%           31            2      1,450.0%
 - Corporate and other .....................       189         383         (50.7)%         393          633        (37.9)%
                                               -------    --------     ---------     ---------    ---------     ---------
                                               $ 1,332    $  1,184          12.5%    $   2,677    $   2,195         22.0%
                                               =======    ========     =========     =========    =========     =========


     For the three months ended June 30, 2002, total costs and expenses were $56.9 million, down 35.7% or $31.6 million from the three months ended June 30, 2001. All major cost categories experienced reductions with the most significant contribution coming from sales and marketing expense, which decreased by approximately $23.8 million, or 49.7% from the comparable prior-year period. Costs of revenue experienced a decrease of $5.6 million, or 17.5%, to $26.4 million. General and administrative expense for the current quarter was $6.5 million, down $2.3 million, or 25.8%, from the comparable prior-year period. Currency devaluations reduced reported cost and expenses by $5.4 million for the period as compared to the same period in the prior year.

     For the six-month period ended June 30, 2002, total costs and expenses were $128.5 million, down $59.7 million or 31.7% from the comparable prior-year period. Sales and marketing expense decreased by 50.4%, or $55.4 million, to approximately $54.6 million for the first half of 2002. Costs of revenue experienced a reduction of $1.1 million, or 1.8%, to $58.8 million, while general and administrative expense decreased by $3.2 million, or 17.6%, to $15.2 million, from $18.4 million in the comparable prior-year period. Currency devaluations reduced reported cost and expenses by $12.6 million for the period.

     COST OF REVENUES

     Our cost of revenues includes:

     - network-related costs consisting primarily of fees paid to third parties to carry our data over their telecommunications networks;

     - fees we pay to America Online for use of their servers that run our interactive services;

     -    fees we pay to America Online for technical support and training;

     - fees we pay to America Online for current period product development maintenance expense and amortization of capitalized product development costs;

     - personnel and related costs for customer support and product and content development; and

     -    fees paid to content providers.

     For the three months ended June 30, 2002, cost of revenues was approximately $26.4 million and represented 46.3% of our total costs and expenses, compared to approximately $31.9 million and 36.1% of total costs and expenses for the three months ended June 30, 2001. The decrease of approximately $5.6 million, or 17.5%, in cost of revenues was driven primarily by decreases in network and telecommunications expense ($1.5 million) and member services ($2.8 million). Reductions in product development expense ($0.9 million) also contributed to the overall improvement in cost of revenues. The improvements in network and communications costs and member services expense are reflective of the recent initiatives taken to focus on higher-value members and size our cost structure to members who pay on a timely basis. As we have largely positioned our network at the desired level, most of the improvements in this line have been realized. Going forward, we expect our cost of revenues to stabilize in absolute terms in the near term and increase in line with expected resumed membership growth over the longer term. For the three months ended June 30, 2002, currency devaluations reduced reported costs of revenue by $2.9 million. As of August 2002, our network provided coverage to 317 cities in our three service countries. Service in Puerto Rico is available island-wide. In the near term, we expect to maintain the number of cities in our network in Brazil, Mexico and Argentina.

     For the six months ended June 30, 2002, cost of revenues was approximately $58.8 million, or 45.7% of our total costs and expenses, and represented an improvement of $1.1 million, or 1.8%, over the comparable prior year period. This compares to $59.8 million and 31.8% of total costs and expenses for the six months ended June 30, 2001. The improvement in cost of revenues was driven primarily by lower expense for member services ($5.2 million), product development ($2.1 million) and content ($1.7 million), which more than offset increased telecommunications expense. The decrease in member services and product development costs reflect lower on-going levels in the expense items following the post-launch period, while the reduction in content expense was primarily due to the September 2001 work force restructuring. The increase in network and telecommunications expense versus the prior year period was driven by the higher membership base and expenses incurred during the first quarter of 2002 to reduce the size of our network in line with recent initiatives. Currency devaluations reduced reported costs of revenue for the six months ended June 30, 2002 by approximately $6.0 million.

     Cost of revenues paid to related parties primarily consist of payments made or due to America Online and its affiliates for the costs of hosting, member services and other support services for our country operations. During the three months ended June 30, 2002 and 2001, the cost of services provided by America Online and its affiliates was approximately $4.4 million and $5.3 million, respectively. For the six months ended June 30, 2002 and 2001, the cost of services provided by America Online and its affiliates was approximately $10.6 million and $10.2 million, respectively.

     SALES AND MARKETING

     Sales and marketing expenses consist of costs to acquire and retain our members, operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs such as kiosks established at retail locations and the distribution of our software on CDs to potential customers as well as the costs of brand advertising on television and in newspapers, magazines and other media. Also included in sales and marketing expense is amortization of the shares issued to Banco Itau in consideration for its entering into a strategic marketing alliance with us (see "Strategic Marketing Alliance" in our Annual Report on Form 10-K for the period ended December 31, 2001, as well as Note 5 to our unaudited consolidated financial statements).

     For the three months ended June 30, 2002, sales and marketing expenses were approximately $24.1 million, down $23.8 million from the comparable prior-year period. During our fiscal 2002 second quarter, sales and marketing expenses represented 42.4% of our total costs and expenses, compared to 54.1% in the 2001 second quarter. The overall reduction was driven by significant decreases in direct marketing ($14.7 million) and brand-marketing ($9.9 million) expenses. The decline in direct marketing was driven by the implementation of recent initiatives designed to target members who have higher probabilities of becoming and remaining paying members. Specifically, the lower expense has resulted from a significant reduction in mass mailings of non-solicited CDs containing our software and an increased focus on original equipment manufacturers (OEM) and direct customer interaction channels (i.e. staffed kiosks in malls and other strategic locations offering live demonstration of the country services and immediate registration). The decrease in brand marketing is reflective of reduced levels of spending following initial country launches and also of lower overall competitive marketing activity in the countries.

     For the 2002 and 2001 second quarters, amounts received from Banco Itau for subsidies it pays on behalf of its members and which reduce sales and marketing expense were $1.5 million and $0.3 million, respectively, for each of the three-month periods ended June 30, 2002 and 2001. During each of the three-month periods ended June 30, 2002 and 2001, the Banco Itau amortization expense was $10.3 million.

     During the three months ended June 30, 2002, currency devaluations reduced sales and marketing expenses by approximately $2.0 million versus the prior year period.

     For the six-month period ended June 30, 2002, sales and marketing expenses were approximately $54.6 million, down 50.4%, or $55.4 million from the comparable prior-year period. For the fiscal 2002 first half, sales and marketing expenses represented 42.5% of our total costs and expenses, compared to 58.4% in the six months ended June 30, 2001. The overall reduction was driven by significant decreases in both direct marketing and brand-marketing expense of $27.7 million each. The declines were driven by the recent initiatives to focus on attracting higher value members as well as decreases associated with the post-launch environment.

     Amounts received from Banco Itau for subsidies it pays on behalf of its members were $3.0 million and $0.4 million, respectively, for the six-month periods ended June 30, 2002 and 2001. During first half of fiscal years 2002 and 2001, the Banco Itau amortization expense was $20.6 million and $20.7 million, respectively.

     We expect to continue focusing member acquisition efforts on target populations that have a greater likelihood of not only becoming members, but also becoming subscribers who pay on a timely basis and remain subscribers to our services for an extended period of time. We hope to achieve this by focusing efforts on channels that in the past have resulted in higher subscription rates relative to their acquisition cost. Going forward, on an absolute basis, sales and marketing costs are expected to stabilize and remain near current levels through the end of the year.

     GENERAL AND ADMINISTRATIVE

     For the three months ended June 30, 2002, our general and administrative costs were approximately $6.5 million, down $2.3 million, or 25.8% from $8.7 million the comparable prior-year period. Results were positively impacted by the realization of benefits associated with the work force restructuring implemented in September 2001 and the recovery of accounts receivable previously deemed to be uncollectible and which were subsequently received. We anticipate that our general and administrative expenses will increase modestly during the coming months.

     For the six months ended June 30, 2002, our general and administrative costs were approximately $15.2 million, down $3.1 million, or 17.6 % from $18.4 million in the comparable prior-year period. Results were positively impacted by realization of benefits from our September 2001 restructuring, by the reversal of employee bonuses in the amount of $2.5 million that were not paid, and by the recovery of accounts receivable in the amount of $1.3 million previously deemed to be uncollectible but which were subsequently received. This was partially offset by $1.5 million in costs related to the pursuit of various financing alternatives, which culminated in our recent Note Purchase Agreement with AOLTW. For the six-month period ended June 30, 2002, approximately $1.4 million and $0.1 million were incurred to America Online and the Cisneros Group, respectively, for support services.

     OTHER (EXPENSES)/INCOME, NET

     Other income, net consists primarily of interest income and expense, foreign currency gains and losses and realized gains and losses on investments. For the three months ended June 30, 2002, this item consisted of net expense totaling approximately $1.5 million, comprised primarily of interest expense incurred on Notes issued to AOLTW in the amount of $0.9 million and foreign exchange losses of $0.4 million. This compares with net other income of $1.9 million in the three-month period ended June 30, 2001, which was comprised primarily of income derived from our short-term cash investments.

     For the six months ended June 30, 2002, other income, net amounted to a loss of approximately $1.0 million, comprised primarily of interest expense incurred from the senior convertible notes issued to AOLTW. For the six months ended June 30, 2001, other income, net was $3.7 million, which consisted primarily of interest income.


     INCOME TAXES

     There was no provision or benefit for income taxes recorded during any of the periods presented.

FINANCIAL CONDITION AND LIQUIDITY


FINANCIAL CONDITION

At June 30, 2002, we had $45.3 million of debt, $8.4 million of cash and cash equivalents and a capital deficiency of approximately $54.0 million, compared to $17.3 million of debt, $19.7 million of cash and cash equivalents and a capital deficiency of $24.3 million at March 31, 2002. At December 31, 2001, we had no debt, $46.7 million of cash and cash equivalents and $21.1 million of shareholders' equity. The increase in debt during the second quarter of fiscal 2002 reflects the issuance of a second and third tranche of 11% senior convertible notes to AOLTW (as more fully described in "Cash Flows and Liquidity" below) while the decline in our cash and cash equivalents position stems from the $38.0 million operating cash flow loss incurred in financing our operations during the quarter ended June 30, 2002.

     As shown on Table 4, as of June 30, 2002, our current assets amounted to $24.9 million, down 60.5% versus $62.9 million at December 31, 2001. Current liabilities decreased 24.7% to approximately $46.8 million at June 30, 2002, from $62.1 million at December 31, 2001. The decrease in cash and cash equivalents resulted in a decline in current assets, as explained above and in the "Cash Flows and Liquidity" section below.

                         TABLE 4 - FINANCIAL CONDITION


                                                          AS OF
                                            ---------------------------------
                                             JUNE 30,  DECEMBER 31,     %
                                              2002        2001        CHANGE
                                            --------   -----------   --------
                                                (DOLLARS IN THOUSANDS)

Cash and cash equivalents ...............   $  8,358    $ 46,676        (82.1)%
                                            --------    --------    ---------
Current assets ..........................   $ 24,889    $ 62,943        (60.5)%
                                            --------    --------    ---------
Total assets ............................   $ 38,944    $ 84,384        (53.8)%
                                            --------    --------    ---------
Working capital .........................   $(21,886)   $    806     (2,815.4)%
                                            --------    --------    ---------
Current liabilities .....................   $ 46,775    $ 62,137        (24.7)%
                                            --------    --------    ---------
Long-term liabilities ...................   $ 46,209    $  1,124      4,011.1%
                                            --------    --------    ---------
Stockholders' equity (capital deficiency)   $(54,040)   $ 21,123       (355.8)%
                                            --------    --------    ---------

TOTAL ASSETS BREAKDOWN BY SEGMENT:
 - Brazil ...............................   $ 11,599    $ 14,376        (19.3)%
 - Mexico ...............................     11,649      11,345          2.7%
 - Argentina ............................      3,553       9,262        (61.6)%
 - Puerto Rico ..........................        267         303        (11.9)%
 - Corporate and other ..................     11,876      49,098        (75.3)%
                                            --------    --------    ---------
                                            $ 38,944    $ 84,384        (53.8)%
                                            ========    ========    =========


     CASH FLOWS AND LIQUIDITY

     From inception through June 30, 2002, our operations have been financed through capital raised from several rounds of financing, including draw-downs from the AOLTW notes as well as our initial public offering, which was completed on August 11, 2000. Funds raised through June 30, 2002 have totaled $611.6 million, before issuance-related expenses of $13.4 million. Prior to the initial public offering, cash contributions by joint venture partners totaled $200.1 million, corresponding to $150.1 million by the Cisneros Group and $50.0 million by America Online. Subsequently, our initial public offering generated total proceeds of $216.2 million prior to issuance-related expenses, and including partial exercise of the over-allotment option by the underwriters. An additional round of financing took place in March 2001, pursuant to which we raised $150 million through the sale of stock to America Online, the Cisneros Group and Banco Itau.

     In order to fund our operating and cash requirements into early 2003, on March 8, 2002, we entered into a Note Purchase Agreement with AOLTW, the parent company of America Online, which is one of our principal stockholders. Under the note purchase agreement, AOLTW has agreed to make available to us, subject to standard borrowing conditions, up to $160 million prior to December 31, 2002 in exchange for senior convertible notes of AOLA due in March of 2007. The senior convertible notes will bear interest at the rate of 11% per annum, payable quarterly. We issued an initial note in the principal amount of $17.3 million to AOLTW on March 11, 2002. Subsequently, we issued additional notes in the principal amounts of $13.0 on April 23, 2002, $15.0 million on May 28, 2002 and $13.0 million on July 10, 2002.

     The senior convertible notes are convertible into series B preferred stock, which is the series of preferred stock currently owned by America Online. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8, 2002). The senior convertible notes will be convertible at any time at the option of the holder, and will be redeemable by AOLA at any time after 18 months, subject to the holder's right to convert the senior convertible notes into preferred stock.

     In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds. Interest will be payable either in cash or preferred stock (or under certain limited conditions, additional senior convertible notes) at our option. If interest is paid in shares, the price per share is to be determined based on the average closing price of the class A common stock for the twenty trading dates prior to the date of payment. We made our first interest payment in the amount of approximately $1.0 million to AOLTW on July 1, 2002, covering the period from March 11 through June 30, 2002. Although at the time we entered into the Note Purchase Agreement, we had expected to exercise our option to make the interest payment through the issuance of additional shares, on this occasion we elected to make a cash payment in order to avoid the dilution that would have occurred by issuing shares at the then current market price of approximately $0.70 per share. We will assess the overall market situation at the time of each quarterly interest payment before determining whether future interest payments will be made in cash or through the issuance of additional shares. Interest payments on the notes could total approximately $85 million, depending on the exact timing of the drawdowns, over the life of the notes that mature in March 2007. Depending on market conditions at the time, a decision to pay the interest on the notes through the issuance of additional shares could result in additional significant dilution to existing stockholders.

     We continue to anticipate that the cash on hand and the cash to be raised through the issuance of the senior convertible notes to AOLTW will be sufficient to fund operations into early 2003, based upon our current operating budget. The projected spending is comprised primarily of discretionary items that could be adjusted, when or if necessary. We expect that additional financing will be required before we become cash self-sufficient. In order to fund our cash needs in the remainder of 2003, we will seek to sell additional equity or debt securities or to enter into credit facilities. We cannot assure that such funding will be obtained on favorable terms, if at all, or that the holders of the senior convertible notes will not exercise their option to require the proceeds of any such financing to be used to repay the senior convertible notes.

     As exhibited in Table 5 below, during the six months ended June 30, 2002, our operations required $81.8 million to fund operating activities and $1.1 million to fund capital expenditures. This was financed primarily through a reduction in our cash and cash equivalents balances and through the issuance of $45.3 million in senior convertible notes to AOLTW, which are part of the $160 million Note Purchase Agreement recently completed with AOLTW. In the comparable prior-year period, our operating activities required $127.3 million while capital expenditures amounted to $4.4 million. This was financed principally through reductions in our cash and cash equivalents balances and the sale of short-term investments. We completed the quarter ended June 30, 2002 with approximately $8.4 million in cash on hand.


                        TABLE 5 - CASH FLOWS & LIQUIDITY

                                                        SIX MONTHS ENDED
                                                 -------------------------------
                                                 JUNE 30,     JUNE 30,     %
                                                   2002        2001      CHANGE
                                                 --------    ---------    -----
                                                    (DOLIARS IN THOUSANDS)
CONDENSED CASH FLOW STATEMENT:
Cash and cash equivalents, beginning of period   $ 46,676    $  63,509    (26.5)%
                                                 --------    ---------   ------
Cash flow (used) provided by:
  Operating activities .......................    (81,826)   $(127,292)   (35.7)%
  Investing activities .......................     (1,126)      64,947   (101.7)%
  Financing activities .......................     45,340      105,474    (57.0)%
  Effect of exchange rate changes on cash
   and cash equivalents ......................       (706)      (1,065)   (33.7)%
                                                 --------    ---------   ------
   Net (decrease) increase in cash and
    cash equivalents .........................    (38,318)      42,064   (191.1)%
                                                 --------    ---------   ------
Cash and cash equivalents, end of period .....   $  8,358    $ 105,573    (92.1)%
                                                 ========    =========   ======


     CAPITAL SPENDING

     As set forth in Table 6, our overall capital spending for the three months ended June 30, 2002 was $0.6 million, a decrease of 69.4% versus the level of capital spending of $1.9 million undertaken in the comparable prior-year period. The decline in capital spending was primarily due to the absence of spending on office leasehold improvements and member service center projects which were in progress and completed during calendar 2001, and a significant reduction of spending on product development following the initial localization of our software in our service countries.

     Capital spending during the six months ended June 30, 2002 was $1.1 million, and represented a decrease of 74.5% versus the first half of fiscal 2001. The decline in capital spending was primarily due to the completion of investment in office and member service center projects during calendar 2001 and the completion of localization projects related to our software clients.

                            TABLE 6 -CAPITAL SPENDING


                                           QUARTER ENDED                           SIX MONTHS ENDED
                                  --------------------------------       -------------------------------------
                                  JUNE 30,   JUNE 30,        %           JUNE 30,    JUNE 30,         %
                                   2002        2001        CHANGE          2002        2001         CHANGE
                                  ------      -------     --------       -------      -------       ----------
                                      (DOLLARS IN THOUSANDS)                   (DOLLARS IN THOUSANDS)
CAPITAL SPENDING BY SEGMENT:
 - Brazil ..................      $  217      $   754       (71.2)%       $  613      $ 1,427        (57.0)%
 - Mexico ..................         115           51       125.5%           146          107         36.4%
 - Argentina ...............          --           30      (100.0)%            7           72        (90.3)%
 - Puerto Rico .............          10           15       (33.3)%           16           38        (57.9)%
 - Corporate and other .....         226        1,005       (77.5)%          344        2,766        (87.6)%
                                  ------      -------        -----        ------      -------        -----
                                  $  568      $ 1,855       (69.4)%       $1,126      $ 4,410        (74.5)%
                                  ======      =======        =====        ======      =======        =====



     CAPITALIZATION

     As displayed in Table 7 below, at June 30, 2002, we had 67,070,065 shares of class A common stock outstanding (67,065,015 average weighted shares for the six-month period ended June 30, 2002).


                     TABLE 7 - CAPITAL (PERIOD END BALANCES)


                                                                         AS OF
                                                  -----------------------------------------------
                                                    JUNE 30,          DECEMBER 31,          %
                                                      2002                 2001           CHANGE
                                                  -------------       -------------       -------
                                                        (In thousands, except share amounts)
STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Preferred Stock, Common Stock and additional
  paid-in capital ..........................      $     803,850       $     803,659           0.02%
Accumulated deficit ........................           (682,827)           (590,011)         15.73%
Other, mainly unearned services ............           (175,063)           (192,525)         (9.07)%
                                                  -------------       -------------        -------
                                                  $     (54,040)      $      21,123        (355.83)%
                                                  =============       =============        =======
SHARES OUTSTANDING OR AVAILABLE
FOR ISSUANCE:
Series B Preferred Stock ...................        116,010,456         116,010,456             --%
Series C Preferred Stock ...................        111,413,994         111,413,994             --%
Class A Common Stock .......................         67,070,065          67,054,714           0.02%
                                                  -------------       -------------        -------
                                                    294,494,515         294,479,164           0.01%
AOL Warrant ................................         16,541,250          16,541,250             --%
AOLTW Senior Convertible Note ..............         12,500,000                  --         100.00%
Stock Options ..............................         16,929,898          15,834,257           6.92%
                                                  -------------       -------------        -------
                                                    340,465,663         326,854,671           4.16%
                                                  =============       =============        =======


     We had anti-dilutive securities, all of which are convertible or exercisable into shares of our class A common stock, consisting of options to purchase 16,929,898 shares of our class A common stock, a warrant issued to AOL for 16,541,250 shares, our series B preferred stock (116,010,456 shares), our series C preferred stock (111,413,994 shares), and the $45.3 million of senior convertible notes issued to AOLTW through June 30, 2002 (12,500,000 shares).

     If all of these anti-dilutive securities were converted or exercised, an additional 273,395,598 weighted average shares of class A common stock would have been outstanding during the three months ended June 30, 2002. We refer to these securities as anti-dilutive securities because if they were exercised or converted into shares of class A common stock, they would decrease our basic and diluted loss per share as calculated under Generally Accepted Accounting Principles in the United States ("US GAAP"). In accordance with US GAAP, the potential effect of these anti-dilutive securities, which are or will all be convertible or exercisable into class A common stock, was not included in the calculation of loss per share.

     Our class A common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) SmallCap Market under the symbol AOLA. On June 21, 2002, we received approval from the NASDAQ to transfer our listing from the NASDAQ's National Market to the SmallCap Market. The NASDAQ SmallCap Market operates under the same NASDAQ trading rules and uses the same electronic, screen-based dealer market as the NASDAQ National Market. The move to the SmallCap Market was necessitated by the fact that our stockholders' equity position turned deficient at the end of the quarter ended March 31, 2002, combined with the fact that our current share price was below minimum requirements for continued listing on the NASDAQ National Market. Our stockholders' equity position became deficient as a result of our financing strategy under which we entered into the Note Purchase Agreement with AOLTW in order to minimize dilution to our current common shareholders.

     On July 29, 2002, we received a letter from Nasdaq stating that our class A common stock did not comply with the $35 million market capitalization requirement for continued listing on the Nasdaq SmallCap Market (Marketplace Rule 4310(c)(2)(B)(ii)). In order for our class A common stock to continue to be listed on the Nasdaq SmallCap Market, the market value of the class A common stock must be $35 million or more for a minimum of ten consecutive business days on or before August 28, 2002. If we do not comply with this requirement by August 28, 2002, we intend to request a hearing before a Nasdaq Listing Qualification Panel to appeal this issue. We have also received a separate letter from Nasdaq stating that our class A common stock is not in compliance with the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market (Marketplace Rule 4310(c)(4)). In order for our class A common stock to continue to be listed on the Nasdaq SmallCap Market, the closing bid price of the class A common stock must be $1.00 or more for a minimum of ten consecutive business days on or before January 13, 2003. If we do not comply with this requirement by January 13, 2003, we intend to request a hearing before a Nasdaq Listing Qualification Panel to appeal this issue. We do not expect to be able to comply with the required market capitalization of $35 million by the August 28, 2002 deadline and therefore will be subject to delisting from the Nasdaq SmallCap Market. In the event we are delisted from the Nasdaq SmallCap Market, we would expect our class A common stock to begin trading on the Over-the-Counter Bulletin Board (OTCBB).

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

     REVENUE RECOGNITION

     For subscribers in Brazil, Mexico and Argentina that have elected to pay their subscription fees with credit or debit cards, or through direct debit from bank accounts, we begin to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers in these countries who pay their subscription fees through cash payment mechanisms such as boletos, we do not recognize subscription revenues until the cash payment is received. The vast majority of subscribers to the AOL-branded service in Puerto Rico pay their subscription fees by credit card or direct debit to their bank accounts. Revenue from subscribers in Puerto Rico, which is received directly from America Online, is recognized on a gross basis when the fees become due. Were we to begin to recognize fees from subscribers choosing cash payment options as revenue when they become due, our subscriber revenues and bad debt expense would be greater than currently reported. As we gain additional experience with the collectibility of our cash accounts receivable, we may begin to recognize revenue when the fees become due.

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

     VALUATION OF ACCOUNTS RECEIVABLE - RESERVE FOR BAD DEBT

     We estimate that the carrying amount of our trade accounts receivable, which are primarily from subscriber fees and advertising and other, approximate their fair market value. This requires us to estimate the portion of accounts receivable that will ultimately be written off as uncollectible.

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

     As of June 30, 2002, we had a value-added tax (VAT) receivable from the Argentine government of approximately $3.0 million. This receivable, which arose in the normal conduct of our business, will be recovered as we make sales in Argentina and make collections from our customers. Given current economic conditions in Argentina, the period of collection could exceed two years. Were the government in Argentina to dishonor its VAT obligation, or force its exchange for securities of lower value, this could result in an impairment of the value of our VAT asset. To date, we have not established any valuation allowances for this asset.

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

     DEFERRED TAX ASSETS

     Deferred income tax assets and liabilities are determined based on the difference between financial reporting and the tax bases of assets and liabilities. We measure these taxes using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Given our history of operating losses, we have significant tax loss carry forward assets, which we have fully reserved to reduce their carrying value to zero. In the event we were to determine that such assets would eventually be utilized, we would reverse the related valuation allowances and recognize a benefit related to these assets.

     NON-AUDIT SERVICES TO BE PERFORMED BY OUR INDEPENDENT AUDITORS

     We anticipate that our independent auditors, Ernst & Young LLP, will perform the following types of non-audit services during the course of this fiscal year:

        o  Tax advisory services
        o  Audit-related services

     We intend to seek approval by the Audit Committee of our Board of Directors for these non-audit services.

FORWARD LOOKING STATEMENTS

      This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: plans for future size of our network, efforts to target higher-value members and the results of those efforts,future membership levels and the composition of our membership base, future revenues, future advertising and marketing efforts, the benefits we expect to receive from our strategic alliance with Banco Itau, results of initiatives with Banco Itau to encourage usage of the co-branded service, future cost of revenues, sales and marketing costs and other expenses, our expectation that cash on hand together with the issuance of our 11% senior convertible notes to AOLTW will be sufficient to fund our operations into early 2003, our intention to request hearings with a Nasdaq Listing Qualification Panel, the form of future interest payments on our 11% senior convertible notes, future financing requirements and expected improvements in validation of registration data provided by cash members. These forward-looking statements are subject to a number of risks and uncertainties, which are described in our Annual Report on Form 10-K for the period ended December 31, 2001, and from time to time in other reports we file with the SEC, as well as the following risks and uncertainties: our limited cash position, the possible election not to request hearings with a Nasdaq Listing Qualification Panel, which would result in the immediate delisting of the class A common stock, the market price of our class A common stock, the impact our continued losses will have on our ability to finance our operations, our limited operating history, uncertainty relating to our ability to convert our subscribers into paying subscribers, uncertainty regarding the success of our targeted marketing initiatives and technology designed to improve validation, the actions of our competitors, the success of the marketing of the Banco Itau co-branded service, exchange rate fluctuations in Latin America, our ability to convert members of the Banco Itau co-branded service to non-subsidized service plans and our ability to penetrate our markets. Actual results could differ materially from those described in the forward-looking statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our reporting currency is the U.S. dollar. However, most of our revenues are received in the currencies of the countries in which we offer our interactive services. The currencies of many Latin American countries, including Brazil, Mexico, and Argentina, have experienced substantial volatility and devaluation in the past. The Argentine peso has depreciated approximately 69% from December 31, 2001 to June 30, 2002, while the Brazilian real has devalued by approximately 18% during the same period. If the currencies of the countries in which we operate depreciate and we do not increase our prices, our revenues from our services will decline in U.S. dollar terms. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. However, we believe that to the extent that we have substantial expenses in excess of revenues in each of our principal currencies, our exposure to currency fluctuations will be reduced. Therefore, to date, we have not tried to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts as a vehicle for hedging. Our business may be adversely affected as a result of foreign currency exchange rate fluctuations if we fail to enter into economic hedging transactions. Future currency exchange losses may be increased if we become subject to exchange control regulations restricting our ability to convert local currencies into U.S. dollars.

     A portion of our operations is based in Argentina and conducted in Argentine pesos. Despite the recent large devaluation of the Argentine peso, recent developments in Argentina's economic and political arenas suggest a continued risk of further currency devaluation. In addition, Argentina is continuing to consider various fiscal initiatives as a means of addressing its troubled economy. In response to the current economic volatility in Argentina, we have curtailed marketing activities in that country to limit our exposure and direct resources towards other geographies with greater potential at present. As of June 30, 2002, we had total assets in Argentina totaling approximately $3.6 million, of which approximately $3.0 million is related to a local-currency denominated VAT receivable from the Argentine government. The short-term portion of the VAT receivable, which is equal to $0.3 million, is classified under other receivables in Current Assets while the long-term portion, which is equal to $2.7 million, is classified under Other Assets in the Consolidated Balance Sheet at June 30, 2002. This VAT receivable is not subject to expiration.

     To date, our results of operations have not been impacted by material inflation in the U.S. or in the countries that comprise Latin America, other than in Argentina where consumer inflation in the twelve-month period ended June 30, 2002 reached almost 30%. The recent significant devaluation of the Argentine peso threatens to further increase the rate of inflation in that country during fiscal 2002 and beyond. Should inflation in Argentina or in any of our countries surpass a cumulative 100% within a three-year period, we would adopt hyperinflationary accounting methodology for that country in accordance with the requirements of U.S. GAAP.

     We are exposed to market risk as it relates to changes in the market value of our investments. As of June 30, 2002, we had no material investments in marketable securities.

FINANCIAL STATEMENTS

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                                                    AS OF
                                                                                       ---------------------------
                                                                                       JUNE 30,       DECEMBER 31,
                                                                                         2002           2001
                                                                                      ---------       -----------
                                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash ...........................................................................      $   7,724       $  45,636
Short-term money market investments ............................................            634           1,040
                                                                                      ---------       ---------
  Total cash and cash equivalents ..............................................          8,358          46,676
Trade accounts receivable, less allowances of $552 (December 31, 2001 - $1,979).          5,102           6,144
Other receivables ..............................................................          4,407           4,713
Prepaid expenses and other current assets ......................................          7,022           5,410
                                                                                      ---------       ---------
  Total current assets .........................................................         24,889          62,943
Property and equipment, net ....................................................          8,862          11,958
Investments, including securities available-for-sale (at fair value) ...........            458           1,361
Product development and other intangible assets, net ...........................            600             988
Other assets ...................................................................          4,135           7,134
                                                                                      ---------       ---------
     TOTAL ASSETS ..............................................................      $  38,944       $  84,384
                                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
CURRENT LIABILITIES
Trade accounts payable .........................................................      $  12,836       $  18,114
Payables to affiliates .........................................................         14,098          15,198
Other accrued expenses and liabilities .........................................          9,084          14,570
Deferred revenue ...............................................................          4,187           3,656
Accrued personnel costs ........................................................          4,733           9,004
Other taxes payable ............................................................          1,837           1,595
                                                                                      ---------       ---------
  Total current liabilities ....................................................         46,775          62,137
Deferred revenue ...............................................................            211             692
Other non-current liabilities ..................................................            698             432
Senior convertible notes .......................................................         45,300              --
                                                                                      ---------       ---------
     Total liabilities .........................................................         92,984          63,261

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Preferred stock, $.01 par value; 500,000,000 shares authorized:
Series B and C cumulative redeemable convertible; 150,000,000 shares authorized each:
     Series B -- $332,670 liquidation value; issued and outstanding shares -
     116,010,456 (December 1,160001 - 116,010,1,160                                       1,160          1,160
     Series C -- $319,534 liquidation value; issued and outstanding shares -
     111,413,994 (December 1,114001 - 111,413,1,114                                       1,114          1,114
Series D and E cumulative redeemable convertible; 25,000,000 shares
     authorized each; none issued or outstanding ...............................             --              --
                                                                                      ---------       ---------
                                                                                          2,274           2,274
Common stock, $.01 par value; 1,750,000,000 shares authorized:
Class A--1,250,000,000 shares authorized; issued and outstanding shares -
67,070,065 (December 31, 2671 - 67,054,714) ....................................            671             671

Class B and C -- 250,000,000 shares authorized each; none issued
     and outstanding ...........................................................             --              --
                                                                                      ---------       ---------
                                                                                            671             671

Additional paid-in capital .....................................................        800,905         800,714
Unearned services ..............................................................       (168,441)       (189,191)
Accumulated other comprehensive loss ...........................................         (6,622)         (3,334)
Accumulated deficit ............................................................       (682,827)       (590,011)
                                                                                      ---------       ---------
     Total stockholders' equity (capital deficiency) ...........................        (54,040)         21,123
                                                                                      ---------       ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) ...........      $  38,944       $  84,384
                                                                                      =========       =========




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS.

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS -- (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                         JUNE 30,                       JUNE 30,
                                                              -----------------------------     -----------------------------
                                                                  2002             2001             2002             2001
                                                              ------------     ------------     ------------     ------------

REVENUES:
Subscriptions ............................................    $     16,231     $     11,295     $     31,918     $     20,973
Advertising and other ....................................           2,315            5,014            4,786            8,092
                                                              ------------     ------------     ------------     ------------
  Total revenues .........................................          18,546           16,309           36,704           29,065

COSTS AND EXPENSES:
Cost of revenues .........................................          26,353           31,934           58,762           59,847
Sales and marketing ......................................          24,123           47,910           54,567          109,924
General and administrative ...............................           6,466            8,718           15,152           18,382
                                                              ------------     ------------     ------------     ------------
  Total costs and expenses ...............................          56,942           88,562          128,481          188,153

Loss from operations .....................................         (38,396)         (72,253)         (91,777)        (159,088)
Other (expenses) income, net .............................          (1,508)           1,888           (1,039)           3,736
                                                              ------------     ------------     ------------     ------------
Loss before income taxes .................................         (39,904)         (70,365)         (92,816)        (155,352)
Income taxes .............................................              --               --               --               --
                                                              ------------     ------------     ------------     ------------
Net loss .................................................         (39,904)         (70,365)         (92,816)        (155,352)
Less: Dividends on Series B and C preferred shares .......           4,651            4,101            9,303            7,775
                                                              ------------     ------------     ------------     ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ...............    $    (44,555)    $    (74,466)    $   (102,119)    $   (163,127)
                                                              ============     ============     ============     ============

Loss per common share, basic and diluted .................    $      (0.66)    $      (1.11)    $      (1.52)    $      (2.51)
                                                              ============     ============     ============     ============

Weighted average number of common shares outstanding .....      67,070,065       67,008,114       67,065,015       64,939,626
                                                              ============     ============     ============     ============


SUPPLEMENTAL RELATED PARTIES DISCLOURE:

 Transactions with affiliated parties are reflected in the consolidated statements of operations as follows:

REVENUES:
Subscriptions ............................................    $         --     $         --     $         --     $         --
Advertising and commerce .................................             252              539              618            1,671
                                                              ------------     ------------     ------------     ------------
  Total revenues .........................................    $        252     $        539     $        618     $      1,671
                                                              ============     ============     ============     ============

COSTS AND EXPENSES:
Cost of revenues .........................................    $      4,395     $      5,308     $     10,580     $     10,245
Sales and marketing ......................................            (221)              --             (148)             290
General and administrative ...............................            (138)             406            1,505              873
                                                              ------------     ------------     ------------     ------------
  Total costs and expenses ...............................    $      4,036     $      5,714     $     11,937     $     11,408
                                                              ============     ============     ============     ============





         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS.

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -- (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------



                                                                            SIX MONTHS ENDED
                                                        --------------------------------------------------------
                                                               JUNE 30, 2002                 JUNE 30, 2001
                                                        -------------------------      -------------------------
                                                           SHARES        DOLLARS         SHARES        DOLLARS
                                                        -----------     ---------      -----------     ---------
PREFERRED STOCK- SERIES B:
  Balance at beginning of period ..................     116,010,456     $   1,160      101,858,334     $   1,019
  Stock issued in Private Placement ...............              --            --        9,434,748            94
                                                        -----------     ---------      -----------     ---------
    Balance at end of period ......................     116,010,456         1,160      111,293,082         1,113

PREFERRED STOCK- SERIES C:
  Balance at beginning of period ..................     111,413,994         1,114       97,803,960           978
  Stock issued in Private Placement ...............              --            --        9,073,356            91
                                                        -----------     ---------      -----------     ---------
    Balance at end of period ......................     111,413,994         1,114      106,877,316         1,069

COMMON STOCK - CLASS A:
  Balance at beginning of period ..................      67,054,714           671       62,848,124           629
  Stock issued in Private Placement ...............              --            --        4,237,840            42
  Return of stock in escrow .......................              --            --          (31,250)           --
  Stock options exercised .........................          15,351            --               --            --
                                                        -----------     ---------      -----------     ---------
    Balance at end of  period .....................      67,070,065           671       67,054,714           671

ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of period ..................                       800,714                        651,491
  Stock options exercised .........................                            40                             --
  Stock issued in Private Placement, net of
    $1,147 in offering costs ......................                            --                        105,247
  Return of stock in escrow .......................                            --                           (216)
  Stock based compensation ........................                           151                            210
                                                                        ---------                      ---------
    Balance at end of period ......................                       800,905                        756,732

UNEARNED SERVICES:
  Balance at beginning of period ..................                      (189,191)                      (230,671)
  Return of stock in escrow .......................                            --                            216
  Non-cash marketing expense amortization (Note 5)                         20,750                         20,750
                                                                        ---------                      ---------
    Balance at end of period ......................                      (168,441)                      (209,705)

ACCUMULATED DEFICIT AND ACCUMULATED OTHER
  COMPREHENSIVE LOSS, NET OF DEFERRED TAXES:
  Balance at beginning of period
    Accumulated deficit ...........................                      (590,011)                      (299,696)
    Accumulated other comprehensive loss
      (net of deferred taxes) .....................                        (3,334)                            71
                                                                        ---------                      ---------
                                                                         (593,345)                      (299,625)
  Net loss ........................................                       (92,816)                      (155,352)
  Foreign currency translation adjustment .........                        (2,743)                            56
  Net unrealized loss from investments ............                          (545)                           825
                                                                        ---------                      ---------
    Comprehensive loss ............................                       (96,104)                     $(154,471)
                                                                        ---------                      ---------
    Balance at end of period ......................                      (689,449)                      (454,096)
                                                                        ---------                      ---------
    TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
        AT END OF PERIOD ..........................     294,494,515     $ (54,040)     285,225,112     $  95,784
                                                       ============     =========     ============     =========




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS.

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  -- (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND  2001
(IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                                  SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                                ----------------------
                                                                                 2002          2001
                                                                               --------     ---------
OPERATING ACTIVITIES
Net loss ..................................................................    $(92,816)    $(155,352)
Adjustments to reconcile net loss to net cash used in operating activities:
  (Benefit) provision for uncollectible accounts ..........................      (1,337)          665
  Depreciation  and amortization ..........................................       2,677         2,195
  Loss (gain) from investment securities ..................................         242          (267)
  Non-cash marketing expense (Note 5) .....................................      20,752        20,878
  Non-cash stock based compensation expense ...............................         151           210
Changes in operating assets and liabilities:
  Trade accounts receivable ...............................................         812        (4,317)
  Other operating assets ..................................................      (1,312)       (2,695)
  Operating liabilities ...................................................     (11,953)        9,672
  Deferred revenues .......................................................        (200)         (345)
  Payables to affiliates ..................................................       1,158         2,064
                                                                               --------     ---------
Net cash used in operating activities .....................................     (81,826)     (127,292)
                                                                               --------     ---------

INVESTING ACTIVITIES
Capital spending ..........................................................      (1,126)       (4,410)
Proceeds from sale of short-term investments ..............................          --        69,357
                                                                               --------     ---------
Net cash (used in) provided by investing activities .......................      (1,126)       64,947
                                                                               --------     ---------

FINANCING ACTIVITIES
Proceeds from issuance of senior convertible note (Note 4) ................      45,300            --
Proceeds from affiliate capital contributions .............................          --       106,621
Proceeds from stock options exercised .....................................          40            --
Offering costs incurred during the period .................................          --        (1,147)
                                                                               --------     ---------
Net cash provided by financing activities .................................      45,340       105,474
                                                                               --------     ---------

Effect of exchange rate changes on cash and cash equivalents ..............        (706)       (1,065)
                                                                               --------     ---------
Net (decrease) increase in cash and cash equivalents ......................     (38,318)       42,064
CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD ...........................      46,676        63,509
                                                                               --------     ---------
CASH AND CASH EQUIVALENTS,  END OF PERIOD .................................    $  8,358     $ 105,573
                                                                               ========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid .........................................................    $     --     $      --
                                                                               ========     =========
Interest paid .............................................................    $     --     $      --
                                                                               ========     =========





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

     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include, but are not limited to, provisions for bad debt, and the lives of product development costs. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

     The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the 2001 America Online Latin America, Inc. ("AOLA" or the "Company") Annual Report on Form 10-K, which summarizes the significant accounting policies used in determining the financial position, cash flows and results of operations of AOLA's business segments. Certain reclassifications have been made for consistent presentation.

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

     AOLA's family of AOL-branded interactive services includes the AOLA country services, its comprehensive online services that are available to subscribing members, the AOLA country Internet portals and the Latin American regional Internet portal. AOLA's interactive services are developed on a country-by-country and regional basis and are tailored to local interests. AOLA derives its revenues principally from member subscriptions to its AOLA country services and is building its online service member base and portal user base to generate additional revenues from advertising and commerce. AOLA currently has the exclusive right to offer AOL-branded PC-based online services in Latin America. Under its license agreement with AOL, it also has the exclusive right to offer AOL-branded TV-based online services in Latin America if AOL develops these services. AOLA also has the exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by AOL for commercial launch on or before August 7, 2004. AOLA also has the right in Latin America to promote AOL's ICQ service, which features leading, real-time communications software and an associated portal.

     On August 11, 2000, AOLA completed its initial public offering ("IPO") of 25,000,000 shares of its class A common stock, raising approximately $187.4 million in net proceeds. In September 2000, the underwriters of the IPO exercised a portion of their over-allotment option and purchased an additional 2,062,500 shares of class A common stock, raising approximately $15.6 million in additional net proceeds. Also, prior to the consummation of AOLA's IPO, it completed a corporate reorganization which is more fully described in Note 1 to the audited consolidated financial statements included in AOLA's 2001 Annual Report on Form 10-K. Prior to AOLA's August 2000 IPO, the Company was privately held.

     During fiscal year 2001, AOLA's principal stockholders, AOL, members of the Cisneros Group of Companies (the "Cisneros Group") and Banco Itau, S.A. - Cayman Branch ("Banco Itau"), signed a stock purchase agreement under which they agreed to provide an aggregate of $150.0 million in additional capital.

                       AMERICA ONLINE LATIN AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                 -- UNAUDITED --

     On March 8, 2002, as more fully described on Note 4, AOLA entered into a financing agreement (the "Note Purchase Agreement") with AOL Time Warner, Inc. ("AOLTW"), the parent of AOL, under which it will provide up to $160.0 million in additional financing (See Note 4). Through June 30, 2002, AOLA has sold three tranches of senior convertible notes totaling $45.3 million to AOLTW.

     From inception through June 30, 2002, AOLA's operations have been financed through capital contributed by the Cisneros Group ($213.9 million), AOL ($116.3 million) and Banco Itau ($19.9 million), as well as through the proceeds generated by AOLA's IPO and the exercise of the over-allotment option. Net proceeds generated by the IPO and the over-allotment option (approximately $203.0 million) were used in their entirety for working capital purposes and to fund the losses generated by AOLA's operations prior to June 30, 2002.



NOTE 3 - LOSS PER COMMON SHARE

     The following table presents the calculation of basic and diluted net income per share for the period indicated (in thousands, except per share amounts):


                                                             (UNAUDITED)                 (UNAUDITED)
                                                        ----------------------    -----------------------
                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
                                                        ---------------------     -----------------------
                                                          2002         2001          2002          2001
                                                        --------     --------     ---------     ---------
Net loss ...........................................    $(39,904)    $(70,365)    $ (92,816)    $(155,352)
Less: Dividends on Series B and C preferred shares .       4,651        4,101         9,303         7,775
                                                        --------     --------     ---------     ---------
Net loss applicable to common stockholders .........     (44,555)     (74,466)     (102,119)     (163,127)
Weighted average number of common shares outstanding      67,070       67,008        67,065        64,940
                                                        --------     --------     ---------     ---------
LOSS PER COMMON SHARE, BASIC AND DILUTED ...........    $  (0.66)    $  (1.11)    $   (1.52)    $   (2.51)
                                                        ========     ========     =========     =========




        AOLA has the right to redeem the preferred stock by issuing common stock. There is no difference between AOLA's basic and diluted loss per share since the effect of any contingently issuable common stock on loss per share is anti-dilutive. Potential anti-dilutive securities for the six months ended June 30, 2002 and 2001 are set forth on the table below:




                                                 (UNAUDITED)
                                          --------------------------
                                                SIX MONTHS ENNDED
                                                    JUNE 30,
                                          --------------------------
                                             2002           2001
                                          -----------    -----------

         Series B Preferred Stock ....    116,010,456    111,293,082
         Series C Preferred Stock ....    111,413,994    106,877,316
         AOL Warrant .................     16,541,250     16,541,250
         AOLTW Senior Convertible Note     12,500,000             --
         Stock Options ...............     16,929,898     16,017,534
                                          -----------    -----------
                                          273,395,598    250,729,182
                                          ===========    ===========

                       AMERICA ONLINE LATIN AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                 -- UNAUDITED --


NOTE 4 - 11% SENIOR CONVERTIBLE NOTES

     In order to fund AOLA's fiscal 2002 operating and cash requirements, on March 8, 2002 AOLA entered into the Note Purchase Agreement with AOLTW pursuant to which AOLTW has agreed to make available to AOLA, subject to standard borrowing conditions, up to $160 million in exchange for AOLA 11% senior convertible notes due in 2007 (the "Notes").

     The Notes are convertible into Series B Redeemable Convertible Preferred Stock ("Series B Stock"), which is the series of preferred stock currently held by America Online. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of AOLA's class A common stock on March 8, 2002). The Notes will be convertible at any time at the option of the holder, and will be redeemable by AOLA at any time after 18 months, subject to the holders' right to convert the indebtedness into preferred stock. In addition, the Notes are required to be repaid, at the option of the holder, in the event of significant asset sales or AOLA raises additional debt or equity funds.

     If the entire $160 million principal amount of the Notes were to be converted by AOLTW, an additional 44,150,110 shares of Series B Stock would be issued to AOLTW, increasing its economic ownership in the company to 50.9%, and its relative voting strength to 57.6%, assuming conversion of a warrant held by AOL (the "AOL Warrant") that is immediately exercisable to purchase approximately 16.5 million shares of any combination of AOLA's Series B Stock, Class B Common Stock or Class A Common Stock. The conversion of the Notes, the payment of dividends and interest in additional shares of voting stock and the exercise of the Warrant will each result in AOLTW and its affiliates holding more than 50% of the outstanding voting stock of AOLA, but would not alter other corporate governance provisions or result in a change of control.

     Interest on the Notes is due quarterly and is payable either in cash or preferred stock at AOLA's option. In the event that interest is paid in shares, the price per share is to be determined based on the average closing price of AOLA's class A common stock for the twenty trading dates prior to the date of payment. Interest payments on the Notes, which mature in March 2007, could total approximately $85 million, depending on the exact timing of the drawdowns. Through June 30, 2002, AOLA has issued three tranches of Notes under the Note Purchase Agreement, totalling $45.3 million principal amount. The first installment of interest on the Notes which covered the period from March 11 through June 30, 2002, was paid to AOLTW in cash on July 1, 2002 in the amount of $1.0 million. Although at the time AOLA entered into the Note Purchase Agreement, AOLA had expected to exercise its option to make the interest payment through the issuance of additional shares, on this occasion AOLA elected to make a cash payment in order to avoid the dilution that would have occurred by issuing shares at the then current market price of approximately $0.70 per share. AOLA will assess the overall market situation at the time of each quarterly interest payment before determining whether future interest payments will be made in cash or through the issuance of additional shares.

                       AMERICA ONLINE LATIN AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                 -- UNAUDITED --


NOTE 5 - BANCO ITAU MARKETING STRATEGIC ALLIANCE

     On June 12, 2000, AOLA entered into a ten-year strategic marketing alliance with Banco Itau, one of the largest banks in Latin America, which at that time had approximately 7.4 million customers and 1.4 million users of its interactive financial services. AOLA has created a customized co-branded version of the America Online Brazil service that Banco Itau markets to its customers. On August 11, 2000, AOLA issued an aggregate of 31,700,000 shares of class A common stock to Banco Itau and one of its affiliates, in exchange for Banco Itau's commitment to various subscriber membership and revenue levels during the first five years of the alliance. The shares were valued at approximately $253.6 million, based on the $8.00 per share initial public offering price.

     In return for the consideration received for entering into the strategic marketing agreement, Banco Itau agreed to achieve certain subscriber and revenue targets in the first five years of the agreement. In the event these performance targets are not met, Banco Itau could be liable for payments to AOLA. The maximum amount of such payments is $164.8 million. Banco Itau has provided promissory notes that secure any potential payments due to AOLA. The unamortized cost of this agreement was recorded as a contra-equity account and captioned as "Unearned Services" in the accompanying consolidated statement of changes in stockholders' equity upon issuance of the shares to Banco Itau.

     As there are potential specific payments related to performance targets in the first five years of the agreement, AOLA is expensing $164.8 million of the cost on a straight-line basis over that period and the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement. The amortization of the unearned service related to the Banco Itau strategic alliance for the second quarter and six months ended June 30, 2002 amounted to $10.2 million (2001 - $10.3 million) and $20.8 million (2001 - $20.9 million), respectively. These expenses are included in the accompanying consolidated statements of operations as part of sales and marketing expenses.

     In addition, under the aforementioned strategic alliance, Banco Itau is required to offer at least one hour of subsidized usage per month to subscribers of the co-branded service following the expiration of a subscriber's trial period. Banco Itau may also choose to provide its customers additional subsidized time beyond the one hour obligation. Moreover, Banco Itau is required to pay AOLA a nominal amount for subscribers who have not used the service during the previous month and who were beyond their free trial period. AOLA record amounts received from Banco Itau on behalf of its customers for subsidies, which it chooses or is required to make as a reduction of marketing expenses and not as subscriber revenues. For the second quarter and six months ended June 30, 2002, these payments amounted to $1.5 million (2001 - $0.3 million) and $3 million (2001 - $0.4 million), respectively. Amounts paid directly to AOLA by subscribers that exceed the time subsidized by Banco Itau are included in subscription revenues. For the second quarter and six months ended June 30, 2002, these totaled $1.1 million (2001 - $0) and $1.8 million (2001-$0), respectively.

NOTE 6 - LEGAL PROCEEDINGS

     On December 28, 1999, ADEC, a non-governmental, private consumer protection association, filed a complaint against AOLA in the Brazilian State of Rio de Janeiro seeking monetary damages and a preliminary restraining order. ADEC is seeking R$10.0 million, or approximately U.S. $3.2 million, in damages on behalf of consumers who have allegedly complained about the installation of the America Online Brazil software on their PCs. The preliminary restraining order would have required AOLA to stop distributing CD software in Brazil, to collect CD software already distributed, and to publish an injunction in newspapers of significant circulation. While ADEC obtained the order, AOLA was successful in having it revoked and ADEC later lost an appeal of the revocation. At ADEC's request, the court allowed the publication of a general public summons inviting consumers to join ADEC as plaintiffs, which gave potential plaintiffs a thirty-day period to join the action. The case is currently suspended by an appeal filed by AOLA in which it asks the appellate court of the State of Rio de Janeiro to review the lower court's decision to appoint an independent expert witness to gather further evidence on the CD software and also to review some preliminary arguments raised by AOLA in its response to this lawsuit that were rejected by the lower court. Although AOLA believes that ADEC's claims are without merit and will continue to contest them vigorously, AOLA may not be successful in defeating ADEC's claims. If AOLA is unsuccessful in contesting these claims, ADEC's claims could have a material adverse effect on AOLA's results of operations and financial position.

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

     Each of AOLA's operating segments derives its revenues from interactive services through subscription revenues and advertising, commerce and other revenues. Interactive services consist of the delivery of AOLA's interactive products, including the AOLA country services and portals. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in our 2001 Annual Report on Form 10-K. The table below presents a reconciliation of the combined segment information to AOLA's reported revenues and operating loss as included in the Consolidated Statement of Operations for the periods indicated (in thousands):


                                       (UNAUDITED)                 (UNAUDITED)
                                   ---------------------     -----------------------
                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                          JUNE 30,                   JUNE 30,
                                   ---------------------     -----------------------
                                     2002         2001          2002          2001
                                   --------     --------     ---------     ---------
         REVENUES BREAKDOWN:
         SUBSCRIPTIONS
          - Brazil ............    $  6,747     $  4,363     $  13,238     $   7,958
          - Mexico ............       6,526        4,419        12,745         8,160
          - Argentina .........         392        1,831         1,136         3,487
          - Puerto Rico .......       2,536          580         4,751         1,166
          - Corporate and other          30          102            48           202
                                   --------     --------     ---------     ---------
                                     16,231       11,295        31,918        20,973
         ADVERTISING AND OTHER
          - Brazil ............       1,572        2,941         3,065         5,184
          - Mexico ............         540        1,291         1,212         1,850
          - Argentina .........          72          721           236           996
          - Puerto Rico .......         112           32           241            32
          - Corporate and other          19           29            32            30
                                   --------     --------     ---------     ---------
                                      2,315        5,014         4,786         8,092
         TOTAL
          - Brazil ............       8,319        7,304        16,303        13,142
          - Mexico ............       7,066        5,710        13,957        10,010
          - Argentina .........         464        2,552         1,372         4,483
          - Puerto Rico .......       2,648          612         4,992         1,198
          - Corporate and other          49          131            80           232
                                   --------     --------     ---------     ---------
                                   $ 18,546     $ 16,309     $  36,704     $  29,065
                                   ========     ========     =========     =========
         LOSS FROM OPERATIONS
          - Brazil ............    $(26,212)    $(35,345)    $ (55,815)    $ (78,275)
          - Mexico ............      (7,771)     (16,396)      (24,311)      (36,856)
          - Argentina .........        (488)     (11,510)       (2,152)      (25,727)
          - Puerto Rico .......         299       (2,179)          126        (4,566)
          - Corporate and other      (4,224)      (6,823)       (9,625)      (13,664)
                                   --------     --------     ---------     ---------
                                   $(38,396)    $(72,253)    $ (91,777)    $(159,088)
                                   ========     ========     =========     =========


                       AMERICA ONLINE LATIN AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                 -- UNAUDITED --


    The following table presents a reconciliation of reportable segment assets and long-lived assets to the consolidated financial statement totals for the dates indicated (in thousands):



                                  ------------------------
                                   JUNE 30,   DECEMBER 31,
                                     2002         2001
                                   --------     --------
                                  (UNAUDITED)
         TOTAL ASSETS
          - Brazil ............    $ 11,599     $ 14,316
          - Mexico ............      11,649       11,345
          - Argentina .........       3,553        9,262
          - Puerto Rico .......         267          303
          - Corporate and other      11,876       49,098
                                   --------     --------
                                   $ 38,944     $ 84,384
                                   ========     ========

         LONG-LIVED ASSETS
          - Brazil ............    $  3,618     $  4,756
          - Mexico ............       1,676        2,119
          - Argentina .........         333          958
          - Puerto Rico .......          77           56
          - Corporate and other       3,158        4,069
                                   --------     --------
                                   $  8,862     $ 11,958
                                   ========     ========



     The following table presents AOLA's depreciation and amortization and capital spending on a segment basis for the periods indicated (in thousands):


                                             (UNAUDITED)         (UNAUDITED)
                                          ----------------    ----------------
                                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                               JUNE 30,           JUNE 30,
                                          ----------------    ----------------
                                           2002      2001      2002      2001
                                          ------    ------    ------    ------

         DEPRECIATION AND AMORTIZATION
          - Brazil ...................    $  723    $  386    $1,432    $  751
          - Mexico ...................       314       275       627       534
          - Argentina ................        86       139       194       275
          - Puerto Rico ..............        20         1        31         2
          - Corporate and other ......       189       383       393       633
                                          ------    ------    ------    ------
                                          $1,332    $1,184    $2,677    $2,195
                                          ======    ======    ======    ======

         CAPITAL SPENDING
          - Brazil ...................    $  217    $  754    $  613    $1,427
          - Mexico ...................       115        51       146       107
          - Argentina ................        --        30         7        72
          - Puerto Rico ..............        10        15        16        38
          - Corporate and other ......       226     1,005       344     2,766
                                          ------    ------    ------    ------
                                          $  568    $1,855    $1,126    $4,410
                                          ======    ======    ======    ======

                       AMERICA ONLINE LATIN AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                 -- UNAUDITED --


NOTE 8 - SUBSEQUENT EVENTS


     On July 10, 2002 and August 12, 2002, AOLA issued its fourth and fifth senior convertible Notes under the Note Purchase Agreement, which AOLTW purchased at par value $13.0 million principal amount at each date. The potential anti-dilutive securities arising from this draw down is an additional 7,174,392 shares of Series B preferred stock. In addition, subsequent to the end of quarter, AOLA paid in cash its first installment of interest on the senior notes outstanding. The amount paid totaled approximately $1.0 million.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Recent Sales of Unregistered Securities

     On March 8, 2002, the Registrant entered into a Note Purchase Agreement with AOL Time Warner Inc. ("AOLTW"). Under the Note Purchase Agreement, AOLTW agreed to purchase from the Registrant, prior to December 31, 2002 and subject to standard borrowing conditions, up to $160 million of the Registrant's senior convertible notes due in March of 2007. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of this financing. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The senior convertible notes are exchangeable for the Registrant's series B redeemable convertible preferred stock, $.01 par value per. The series B preferred stock has ten votes per share and special governance rights. Shares of series B preferred stock are convertible into shares of the Registrant's class B common stock, $.01 par value per share ("class B common stock"), which can be converted into the Registrant's class A common stock, $.01 par value per share ("class A common stock"), at any time on a one-for-one basis.

     The class A common stock has only one vote per share and no special governance rights. On each of March 11, 2002, April 23, May 28, July 10 and August 12, 2002, the Registrant sold senior convertible notes to AOLTW for $17.3 million, $13.0 million, $15.0 million, $13.0 million and $13.0 million, respectively, in principal amount. The initial conversion price, subject to adjustment, is $3.624 per share. The Registrant used the proceeds from these sales for working capital purposes.

     The offer and sale of the senior convertible notes was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) relating to sales by an issuer not involving any public offering. The offer and sale was made only to "accredited investors," as such term is defined in Regulation D under the Securities Act, and the Registrant did not engage in any general solicitation or make any advertisement with respect to the offer and sale of the senior convertible notes. All of the senior convertible notes sold in the private placement are restricted securities for purposes of the Securities Act.

ITEM 5. OTHER MATTERS

     Our class A common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) SmallCap Market under the symbol AOLA. On June 21, 2002, we received approval from the NASDAQ to transfer our listing from the NASDAQ's National Market to the SmallCap Market. The NASDAQ SmallCap Market operates under the same NASDAQ trading rules and uses the same electronic, screen-based dealer market as the NASDAQ National Market. The move to the SmallCap Market was necessitated by the fact that our stockholders' equity position turned deficient at the end of the quarter ended March 31, 2002, combined with the fact that our current share price was below minimum requirements for continued listing on the NASDAQ National Market. Our stockholders' equity position became deficient as a result of our financing strategy under which we entered into the Note Purchase Agreement with AOLTW in order to minimize dilution to our current common shareholders.

     On July 29, 2002, we received a letter from Nasdaq stating that our class A common stock did not comply with the $35 million market capitalization requirement for continued listing on the Nasdaq SmallCap Market (Marketplace Rule 4310(c)(2)(B)(ii)). In order for our class A common stock to continue to be listed on the Nasdaq SmallCap Market, the market value of the class A common stock must be $35 million or more for a minimum of ten consecutive business days on or before August 28, 2002. If we do not comply with this requirement by August 28, 2002, we intend to request a hearing before a Nasdaq Listing Qualification Panel to appeal this issue. We have also received a separate letter from Nasdaq stating that our class A common stock is not in compliance with the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market (Marketplace Rule 4310(c)(4)). In order for our class A common stock to continue to be listed on the Nasdaq SmallCap Market, the closing bid price of the class A common stock must be $1.00 or more for a minimum of ten consecutive business days on or before January 13, 2003. If we do not comply with this requirement by January 13, 2003, we intend to request a hearing before a Nasdaq Listing Qualification Panel to appeal this issue. We do not expect to be able to comply with the required market capitalization of $35 million by the August 28, 2002 deadline and therefore will be subject to delisting from the Nasdaq SmallCap Market. In the event we are delisted from the Nasdaq SmallCap Market, we would expect our class A common stock to begin trading on the Over-the-Counter Bulletin Board (OTCBB).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         EXHIBIT 3.1 Fourth Restated Certificate of Incorporation of America Online Latin America, Inc.

         EXHIBIT 3.2 Amended and Restated By-laws of America Online Latin America, Inc.

         EXHIBIT 10.1+ Amendment #7 to Master Agreement for Value Added Services (BRAZIL) by and between AOL Brasil LTDA., and EMPRESA BRASILEIRA DE TELECOMUNICACOES S.A. - EMBRATEL

         EXHIBIT 10.2+ Amendment #9 to Master Agreement for Value Added Services (BRAZIL) by and between AOL Brasil LTDA., and EMPRESA BRASILEIRA DE TELECOMUNICACOES S.A. - EMBRATEL

         EXHIBIT 10.3+ Amendment #10 to Master Agreement for Value Added Services (BRAZIL) by and between AOL Brasil LTDA., and EMPRESA BRASILEIRA DE TELECOMUNICACOES S.A. - EMBRATEL

         EXHIBIT 10.4+ Amendment #11 to Master Agreement for Value Added Services (BRAZIL) by and between AOL Brasil LTDA., and EMPRESA BRASILEIRA DE TELECOMUNICACOES S.A. - EMBRATEL

         EXHIBIT 10.5 Separation Agreement and Release of Claims between America Online Latin America, Inc. and Eric Hoyt.

+        Confidential treatment has been requested for portions of this exhibit.
         These portions have been omitted and filed separately with the Securities and Exchange Commission.

(b)      Reports on Form 8-K

         NONE


SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICA ONLINE LATIN AMERICA, INC.

                                            /s/ Javier Aguirre
DATE: August 14, 2002                       ------------------------------------
                                            Javier Aguirre
                                            Chief Financial Officer
                                            Principal Financial Officer

                                 EXHIBIT INDEX

         EXHIBIT 3.1 Fourth Restated Certificate of Incorporation of America Online Latin America, Inc.

         EXHIBIT 3.2 Amended and Restated By-laws of America Online Latin America, Inc.

         EXHIBIT 10.1+ Amendment #7 to Master Agreement for Value Added Services (BRAZIL) by and between AOL Brasil LTDA., and EMPRESA BRASILEIRA DE TELECOMUNICACOES S.A. - EMBRATEL

         EXHIBIT 10.2+ Amendment #9 to Master Agreement for Value Added Services (BRAZIL) by and between AOL Brasil LTDA., and EMPRESA BRASILEIRA DE TELECOMUNICACOES S.A. - EMBRATEL

         EXHIBIT 10.3+ Amendment #10 to Master Agreement for Value Added Services (BRAZIL) by and between AOL Brasil LTDA., and EMPRESA BRASILEIRA DE TELECOMUNICACOES S.A. - EMBRATEL

         EXHIBIT 10.4+ Amendment #11 to Master Agreement for Value Added Services (BRAZIL) by and between AOL Brasil LTDA., and EMPRESA BRASILEIRA DE TELECOMUNICACOES S.A. - EMBRATEL

         EXHIBIT 10.5 Separation Agreement and Release of Claims between America Online Latin America, Inc. and Eric Hoyt.

+        Confidential treatment has been requested for portions of this exhibit.
         These portions have been omitted and filed separately with the Securities and Exchange Commission.