Form 10-Q
period 2002-09-30
AMERICA ONLINE LATIN AMERICA INC
filed 2002-11-14
CIK 1100395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

DESCRIPTION OF CLASS	SHARES OUTSTANDING AS OF NOVEMBER 11, 2002

Class A common stock - $0.01 par value,	67,070,065
Class B common stock - $0.01 par value,	None
Class C common stock - $0.01 par value,	None

PART I. FINANCIAL INFORMATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Matters
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Certifications
EXHIBIT INDEX
Separation Agreement/Gustavo Benejam
Separation Agreement/Javier Aguirre
Agreement for Consulting Services/Javier Aguirre
Letter of Employment/Osvaldo Banos
Letter of Employment/Gustavo Rubio
Letter Agreement dated August 7, 2002
Letter Agreement dated September 6, 2002
Letter Agreement dated November 8, 2002
Exclusivity & Key Partners Agreement
Amendment of Memorandum of Agreement

AMERICA ONLINE LATIN AMERICA, INC.

FORM 10-Q

    PART I. FINANCIAL INFORMATION

    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of America Online Latin America, Inc. (“AOLA” or the “Company”). The MD&A is organized as follows:

t	Overview. This section provides a general description of AOLA’s businesses, as well as recent developments that we believe are important in understanding the results of operations and anticipates future trends in our operations.

t	Results of operations. This section provides an analysis of AOLA’s results of operations for the three and nine months ended September 30, 2002 relative to the comparable periods in 2001. This analysis is presented on a consolidated basis, but also discusses some relevant segment basis figures and results.

t	Financial condition and liquidity. This section provides an analysis of AOLA’s financial condition as of September 30, 2002 and cash flows for the nine months ended September 30, 2002.

t	Critical accounting policies. This section provides a review of our accounting policies and estimates considered most important to our reported financial condition and results.

t	Forward-looking statements. This section discusses how certain forward-looking statements made by AOLA throughout MD&A and in the consolidated financial statements are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

      This MD&A may not be indicative of the results for the full year and should be read in conjunction with the sections of our audited financial statements and notes thereto as well as our MD&A that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

OVERVIEW

      AOLA is one of the leading interactive service providers in Latin America. Our goal is to become Latin America’s leader in the development of the global interactive medium that is changing the way people communicate, stay informed, are entertained, learn, shop and conduct business. We derive our revenues principally from member subscriptions to our AOLA country services and we generate additional revenues from advertising and other revenue sources. Our comprehensive online services, which are available to subscribing members, and our interactive services are developed on a country-by-country and regional basis and are tailored to local interests.

      The AOLA country services provide our members with easy and reliable access to local, regional and global online communities, content and localized versions of certain of America Online, Inc.’s (“America Online”) interactive products. Our AOLA country services seamlessly integrate the Internet, enabling members to access and explore the Internet. We believe the AOLA country services encourage members to participate in interactive communities through tools such as Spanish and Portuguese versions of AOL Instant Messenger, Buddy Lists, e-mail, public bulletin boards, online meeting rooms, conversations, chat and auditorium events.

      Our markets in Latin America are Brazil, Mexico, Argentina and Puerto Rico. In November 1999, we launched our first AOLA country service, America Online Brazil. As of October 2002, we offered our America Online Brazil service in 237 cities in Brazil. In July 2000, we launched our country service in Mexico, America Online Mexico. As of October 2002, we offered our America Online Mexico service in 58 cities in Mexico. In August 2000, we launched our country service in Argentina, America Online Argentina. As of October 2002, we offered our America Online Argentina service in 22 cities in Argentina. As part of the ongoing development of our service territory, in December 2000 we expanded into Puerto Rico under an agreement with America Online under which America Online transferred its economic interest in its existing subscriber base to us. We receive the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico and include these subscribers in our member totals. Subscribers in Puerto Rico are provided with both English and Spanish-language content through the AOL-branded service. As of October 2002, service in Puerto Rico was offered island-wide.

      In June 2000, we entered into a ten-year strategic alliance with Banco Itaú, one of the largest banks in Latin America, which was providing limited online financial services to approximately 1.4 million of its approximately seven million customers at the time. We launched a co-branded, customized version of our America Online Brazil service that Banco Itaú began marketing to its customers in December 2000 and Banco Itaú is obligated to promote the co-branded service as the principal means of accessing Banco Itaú’s interactive financial services. As of September 2002, Banco Itaú reported that it had approximately 9.1 million active customers, of which 2.4 million were registered to use online banking services, primarily through Banco Itaú’s proprietary service, as well as the

AOL co-branded service. We believe that this relationship will enable us to expand our Internet presence in Brazil by allowing us to gain access to Banco Itaú’s online as well as offline customer base.

      The co-branded service is substantially the same as our AOLA country service in terms of technology and content, except that we offer a co-branded welcome screen for Banco Itaú customers, a Banco Itaú toolbar icon, a special version of our finance channel and links that directly connect Banco Itaú’s customers to its online financial services. Subscribers to the co-branded service have access to our full line of features as provided to our general customers, including e-mail with multiple AOL screen names, instant messaging, Internet access, interaction with our worldwide online community and our 24-hour customer service. Banco Itaú’s customers who register for the co-branded service are currently entitled to a three-month free trial period, a period that may be changed in the future. Until December 2005, Banco Itaú is required to offer at least one hour of subsidized usage per month to subscribers following the expiration of a subscriber’s trial period, although Banco Itaú is responsible to us only for actual usage by the subscriber.

      Banco Itaú may also choose to provide its customers additional subsidized time beyond the one hour obligation. In addition, Banco Itaú is required to pay us a nominal amount for subscribers who have not used the service during the previous month and who are no longer in their free trial period. As of September 2002, approximately two-thirds of the subscribers to the Banco Itaú co-branded service had not used the service during the previous month. Furthermore, substantially all of the remaining Banco Itaú subscribers who were not in their free trial periods as of that date did not exceed the time subsidized by Banco Itaú.

      Under the terms of our agreement with Banco Itaú, Banco Itaú and we established subscriber targets for the co-branded service of 250,000 verified subscribers at December 10, 2001 and 500,000 at December 10, 2002 (subsequently moved to April 30, 2003) and a secondary target of a total of 1,000,000 verified subscribers at December 10, 2002 (subsequently moved to April 30, 2003). In addition, Banco Itaú and we had established the following additional targets: (i) for the 12-month period ending December 10, 2003, revenues generated from subscribers to the co-branded service would account for at least 39% of our aggregate revenues in Brazil, (ii) on December 10, 2004, there would be at least 2,000,000 verified subscribers, and for the twelve months ended on that date revenues generated from subscribers to the co-branded service would account for at least 46% of our aggregate revenues in Brazil, and (iii) for the 12-month period ending December 10, 2005, revenues generated from subscribers to the co-branded service would account for at least 56% of our aggregate revenues in Brazil. Verified subscribers are those subscribers who have used the co-branded service in any two of the three months preceding the applicable measurement date or who have first accessed the co-branded service in the month prior to the applicable measurement date. Under the agreement, if the verified subscriber level and revenue targets are not met, Banco Itaú is required to make a reference payment to us. Banco Itaú met the subscriber target for the co-branded service of 250,000 verified subscribers at the December 10, 2001 measurement date. We are currently in discussions with Banco Itaú to modify our strategic marketing agreement.

      In addition to attracting subscribers by offering broad geographical coverage of our country services, we make our country services accessible to a broader audience of potential subscribers by offering multiple mechanisms through which our members can pay us. All country services and Puerto Rico were initially launched with credit cards as the primary subscriber payment method, although Brazil concurrently offered a cash payment method known as the “boleto.” The boleto is a customary form of payment in Brazil under which Brazilian banks that we designate act as conduits for collecting the related payments. In addition, customers of certain banks in Brazil, including customers of our Banco Itaú co-branded service, have the option of permitting direct debits from their accounts for purposes of paying subscriber fees. In May 2001, we began to offer cash payment options in Mexico and Argentina. Under cash payment alternatives, members can subscribe to our AOLA country services without using a credit card, thus allowing us to reach a greater number of potential members. Members in Puerto Rico may pay their subscription fees either through credit cards or direct debit to their bank accounts. The majority of Puerto Rican members select credit cards as their payment vehicle.

      Since its introduction, the “cash payment” alternative has accounted for a substantial majority of all new member registrations in Brazil, Mexico and Argentina and as of September 30, 2002 represented the payment mechanism selected by approximately 32% of our subscribers in Brazil (other than those to the Banco Itaú co-branded service), 47% of our members in Mexico and 52% of our members in Argentina. Although we have not experienced any significant difficulties collecting subscription fees from members using credit cards and direct debit mechanisms, collection rates from members opting for the cash payment mechanisms have been lower and less timely. In Brazil, Mexico and Argentina, we are taking steps to improve the validation of registration data provided by cash payment subscribers by requiring these subscribers to call our customer service centers to finalize their registration. In Mexico, we are also emphasizing prepaid subscription plans whereby subscribers pay in advance for service periods ranging up to one year. Initial results indicate these efforts have resulted in a reduction of the overall percentage of members who have selected the cash method as their payment option. In Mexico, prepaid plans are growing in importance and currently account for about 14% of current AOL Mexico members; however, they are not currently actively marketed in Brazil, Argentina and Puerto Rico.

      As of October 31, 2002, approximately 43% of our total subscriber base (excluding subscribers to the Banco Itaú co-branded service) has selected payment options other than credit card or direct debit. We are taking steps to encourage conversion of these subscribers to credit and direct debit payment options. For instance, we offer discounts to subscribers to our AOLA country services who choose the credit card payment option.

      We consider countries in which we have launched our AOLA country services as operational segments and internally report our operations on a country-by-country basis. Each of our operating segments derives its revenues through the provision of interactive services from subscription revenues and advertising and other revenues.

RESULTS OF OPERATIONS

Consolidated Results

Table 1 below shows the consolidated results from operations for the three and nine-month periods ended September 30, 2002 and 2001.

	THREE MONTHS ENDED			NINE MONTHS ENDED

TABLE 1 - SELECTED OPERATING DATA	September 30,	September 30,	%	September 30,	September 30,	%
	2002	2001	Change	2002	2001	Change

	(In thousands, except share and per share amounts and percentages)
Condensed Consolidated Operations
Revenues:
Subscriptions	$15,775	$13,681	15.3%	$47,693	$34,655	37.6%
Advertising and other	1,782	5,016	(64.5)	6,568	13,108	(49.9)

	17,557	18,697	(6.1)	54,261	47,763	13.6
Costs and expenses	50,869	88,540	(42.5)	179,497	276,692	(35.1)

Loss from operations	$(33,312)	$(69,843)	(52.3)%	$(125,236)	$(228,929)	(45.3)%

Net loss applicable to common stockholders	$(39,891)	$(73,710)	(45.9)%	$(142,009)	$(236,835)	(40.0)%

Loss per common share, basic and diluted	$(0.59)	$(1.10)	(46.4)%	$(2.12)	$(3.61)	(41.3)%

Weighted average number of common shares outstanding	67,070,065	67,054,714	0.0%	67,066,773	65,652,403	2.2%

Income/(Loss) from operations by operating segment:
- Brazil	$(20,369)	$(34,669)	(41.2)%	$(76,311)	$(112,943)	(32.4)%
- Mexico	(6,801)	(16,803)	(59.5)	(31,130)	(53,659)	(42.0)
- Argentina	(438)	(8,915)	(95.1)	(2,594)	(34,641)	(92.5)
- Puerto Rico	247	(2,155)	(111.5)	374	(6,721)	(105.6)
- Corporate and other	(5,951)	(7,301)	(18.5)	(15,575)	(20,965)	(25.7)

	$(33,312)	$(69,843)	(52.3)%	$(125,236)	$(228,929)	(45.3)%

As a percentage of total loss from operations:
- Brazil	61.1%	49.6%		60.9%	49.3%
- Mexico	20.4%	24.1%		24.9%	23.4%
- Argentina	1.3%	12.8%		2.1%	15.1%
- Puerto Rico	(0.7)%	3.1%		(0.3)%	2.9%
- Corporate and other	17.9%	10.4%		12.4%	9.3%

	100.0%	100.0%		100.0%	100.0%

      Revenues. Our total revenues for the quarter ended September 30, 2002 were approximately $17.6 million, a decrease of approximately $1.1 million as compared to the third quarter of 2001. This decline was driven by a 64.5% decline in advertising and other revenue, which was partly offset by an increase of 15.3% in subscription revenues. For the nine months ended September 30, 2002, total revenues were approximately $54.3 million, an increase of $6.5 million, or 13.6%, versus the same prior-year period. For the nine-month period ended September 30, 2002, subscription revenues increased 37.6%, while advertising and other revenue fell by 49.9%, as compared with the nine-month period ended September 30, 2001.

      Cost and expenses. Total costs and expenses for the quarter ended September 30, 2002 were approximately $50.9 million, a decrease of $37.7 million, or 42.5%, from the $88.5 million recorded in the same prior-year period. For the nine months ended September 30, 2002, total costs and expenses were $179.5 million, a decrease of $97.2 million, or 35.1%, as compared with the nine months ended September 30, 2001.

      Loss from operations. For the quarter ended September 30, 2002, our loss from operations was approximately $33.3 million, an improvement of $36.5 million, or 52.3%, from the $69.8 million recorded in the comparable prior year period. For the first nine months of 2002, our loss from operations was $125.2 million, which represented an improvement of 45.3%, or $103.7 million, as compared with the loss of $228.9 million reported in the nine months ended September 30, 2001.

      Net loss applicable to common stockholders and loss per common share. Our net loss applicable to common stockholders, after dividends to preferred stockholders, was $39.9 million during the third quarter of 2002, an improvement of $33.8 million, or 45.9% versus the $73.7 million loss recorded in the same period of 2001. For the first nine months of 2002, our net loss applicable to common stockholders was $142.0 million, which represented an improvement of $94.8 million, or 40%, versus the comparable prior-year period. Our loss per share, both basic and diluted, was $0.59 and $2.12 per share, respectively, for the three-month period and the nine-month period ended September 30, 2002, as compared with losses per share of $1.10 and $3.61 in the comparable prior-year periods.

      Recent Developments and Outlook. In the first quarter of 2002, we began to implement measures designed to better target higher-value members and to increase the efficiency of our member acquisition efforts by focusing on targeted groups that have a greater likelihood of becoming members who pay on a timely basis and remain subscribers to our services for an extended period of time. We hope to achieve this by focusing acquisition efforts on marketing channels that historically have resulted in higher subscription rates and lower acquisition costs. The success of these measures will depend in part on our ability to identify members that are most likely to pay their subscription fees on a timely basis and our ability to develop software tools and support systems designed to verify billing data for new subscribers to our country services and block access to subscribers who do not pay their subscription fees on a timely basis.

      As a result of these efforts to target higher-value members during the first and second quarters of 2002, we experienced reductions in our sales and marketing costs through more targeted marketing activities. Additionally, we experienced improvements in our operating cost structure as the scope of our network and call center support operations was made proportional to the resulting reduced membership base. Our rate of member acquisition growth was also affected as our more targeted marketing efforts resulted in lower rates of new member additions.

      Telecommunications and network expense were reduced by resizing our network to meet lower peak demand, which was achieved by restricting access for members who do not make timely membership fee payments and through the termination of members who were delinquent in their payments. The reduction in direct marketing was achieved by the implementation of recent initiatives designed to target members who have higher probabilities of becoming and remaining paying members. Specifically, this has resulted in a significant reduction in the mass mailing of non-solicited CD’s containing our software in favor of an increased focus on acquiring members through original equipment manufacturers (OEMs) and direct customer interaction channels.

      While we continued to experience improvements in telecommunications, network and marketing and sales expense during the quarter ended September 30, 2002, the improvement in our cost structure was smaller than during the six months ended June 30, 2002. Most of the benefits from these initiatives represented one-time adjustments to our cost structure and have been largely implemented. Although we expect some additional benefits going forward, we believe these benefits will be significantly less in absolute terms and indeed, will begin to increase in absolute terms if our overall membership base begins to increase again.

      A crucial element of our effort to target higher-value members is our increased focus on improved validation of registration data from subscribers who have chosen the cash payment option with the objective of better identifying members who are more likely to pay us, as well as the continued termination of members that are delinquent in paying us. For the quarter ended September 30, 2002, the reduction of 8.1% in our ending membership base to 1.20 million members, as compared with 1.31 million ending members at June 30, 2002, was largely a result of this focus. During the quarter, our paying membership base improved slightly, in line with our strategy to focus on distribution channels that are more likely to result in members who pay on a timely basis while terminating subscribers that are delinquent in their payments of subscriber fees to us. As a consequence, the reduction in ending members resulted in a negligible impact on our subscriber revenues for the quarter ended September 30, 2002.

      We expect our membership base (excluding subscribers to the Banco Itaú co-branded service) to decrease slightly in the fourth quarter of 2002, as we continue to terminate members that are delinquent in the payment of subscription fees to us. As of September 30, 2002, approximately 539,000 members, or 45% of our total ending membership base, was comprised of members of the Banco Itaú co-branded service. We also expect that over the near term a substantial percentage of our total subscribers will continue to be in free trial periods, member retention programs or not making timely payment. Timing of the growth in our membership base is significantly influenced by the extent of the success of the marketing of the Banco Itaú co-branded service. We are currently in discussions with Banco Itaú to modify our strategic marketing agreement.

Revenues

      Total revenues. As illustrated on Table 2, our total revenues consist principally of subscription revenues as well as revenues generated from advertising and other revenue sources.

      Our total reported revenues for the three months ended September 30, 2002 were approximately $17.6 million, a decrease of 6.1%, or $1.1 million, as compared with revenues of $18.7 million in the third quarter of 2001. The decrease was driven primarily by a decline of $3.2 million, or 64.5%, in advertising and other revenues, which entirely offset an increase of $2.1 million, or 15.3%, in subscription revenues for the period. Revenues from subscriptions to the AOLA country services and the AOL-branded service in Puerto Rico increased to $15.8 million during the quarter ended September 30, 2002, up from $13.7 million in the comparable prior-year quarter, and accounted for 89.9% of total revenues. In local currency terms, total revenues rose 10.2% before the negative translation impact of the stronger U.S. dollar, driven by an increase of 35.5% in subscription revenues versus the quarter ended September 30, 2001. Advertising and other revenue fell 59.2% in local currency terms during the third quarter of 2002. Information on a local currency basis excludes the effect of foreign currency translation on reported results. Local currency results are calculated by translating the current year results at prior year monthly average exchange rates.

      During the third quarter of 2002, Brazil accounted for $7.5 million in revenue, and 42.7% of total company revenue, up 14.0% from $6.6 million in the prior-year period. Revenues from Mexico were $6.4 million, representing a decrease of $1.4 million, or 17.6% from the 2001 third quarter, and accounted for 36.7% of total company revenue. Puerto Rico accounted for $3.1 million of revenue, an increase of $1.3 million from the prior-year period, and represented 17.5% of total company revenue. Revenues from Argentina, totaling $0.4 million, accounted for 2.3% of total company revenue and were down from $2.4 million in the third quarter of 2001. Revenues from corporate and other were $0.1 million, accounting for 0.8% of total revenues, and were down slightly from $0.2 million in the comparable prior-year period. As compared to the 2001 third quarter, revenue from Puerto Rico increased by 77.3%, while revenues from Mexico and Argentina declined by 17.6% and 83.4%, respectively.

      Our total revenues for the nine months ended September 30, 2002 were $54.3 million, up 13.6% from $47.8 million for the comparable period of 2001. For the first nine months of 2002, subscription revenues grew 37.6% to $47.7 million and represented 87.9% of total company revenues, up from $34.7 million and 72.6% of total company revenues in 2001. The growth in subscription revenues was partially offset by a decline of $6.5 million, or 49.9%, in advertising and other revenue to $6.6 million and 12.1% of total company revenues in the nine months ended September 30, 2002. Excluding the effect of the stronger U.S. dollar relative to foreign currencies, revenues in local currency terms increased 27.6% during the first nine months of 2002 as compared to the prior-year period.

      During the first nine months of 2002, revenues from Brazil increased to $23.8 million, up 20.7% or $4.1 million from the comparable period in 2001, while revenues from Mexico rose 14.4%, or $2.6 million to $20.4 million. Revenue from Puerto Rico grew 175.1%, or $5.1 million, to $8.1 million while revenues from Argentina decreased $5.1 million, or 74.3% to $1.8 million. Revenues from corporate and other decreased 42.2% to $0.2 million versus the comparable prior-year period. Brazil represented 43.9% of total revenue during the first nine months of 2002, while Mexico, Puerto Rico and Argentina represented 37.6%, 14.9% and 3.3%, respectively, during this period.

      Subscription revenues. Table 2 presents our subscription revenues on a segment basis for the three and nine-months ended September 30, 2002 and 2001. We derive our subscription revenues from members paying fees to subscribe to our AOLA country services and from revenues received from America Online related to subscribers to the AOL-branded service in Puerto Rico. Subscription revenues do not include amounts paid to us by Banco Itaú on behalf of its customers for subsidies that it chooses or is required to make. Such receipts are netted against and recorded as a reduction of marketing expenses and thus are not accounted for as subscriber revenues. Amounts paid directly to us by subscribers that exceed the time subsidized by Banco Itaú are included in subscription revenues. For subscribers that have elected to pay their subscription fees with credit cards, we begin to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers that pay through means other than credit cards, we recognize subscription revenues when we receive payment.

	THREE MONTHS ENDED			NINE MONTHS ENDED

TABLE 2 - REVENUES	September 30,	September 30,	%	September 30,	September 30,	%
	2002	2001	Change	2002	2001	Change

	(in thousands)			(in thousands)
Revenues
Subscriptions	$15,775	$13,681	15.3%	$47,693	$34,655	37.6%
Advertising and other	1,782	5,016	(64.5)	6,568	13,108	(49.9)

	$17,557	$18,697	(6.1)%	$54,261	$47,763	13.6%

Distribution of revenues
Subscriptions	89.9%	73.2%		87.9%	72.6%
Advertising and other	10.1%	26.8%		12.1%	27.4%

	100.0%	100.0%		100.0%	100.0%

Revenues by operating segment
- Brazil	$7,494	$6,575	14.0%	$23,796	$19,716	20.7%
- Mexico	6,440	7,816	(17.6)	20,397	17,826	14.4
- Argentina	399	2,408	(83.4)	1,771	6,892	(74.3)
- Puerto Rico	3,076	1,735	77.3	8,068	2,933	175.1
- Corporate and other	148	163	(9.2)	229	396	(42.2)

	$17,557	$18,697	(6.1)%	$54,261	$47,763	13.6%

As a percentage of total revenues
- Brazil	42.7%	35.2%		43.9%	41.3%
- Mexico	36.7%	41.8%		37.6%	37.3%
- Argentina	2.3%	12.9%		3.3%	14.4%
- Puerto Rico	17.5%	9.3%		14.9%	6.1%
- Corporate and other	0.8%	0.8%		0.3%	0.9%

	100.0%	100.0%		100.0%	100.0%

SUBSCRIPTION REVENUES
By operating segment
- Brazil	$6,365	$4,639	37.2%	$19,602	$12,597	55.6%
- Mexico	6,067	5,296	14.6	18,812	13,456	39.8
- Argentina	345	1,978	(82.6)	1,481	5,466	(72.9)
- Puerto Rico	2,937	1,693	73.5	7,689	2,859	168.9
- Corporate and other	61	75	(18.7)	109	277	(60.7)

	$15,775	$13,681	15.3%	$47,693	$34,655	37.6%

As a percentage of total subscription revenues
- Brazil	40.3%	33.9%		41.1%	36.3%
- Mexico	38.5%	38.7%		39.4%	38.8%
- Argentina	2.2%	14.5%		3.1%	15.8%
- Puerto Rico	18.6%	12.4%		16.1%	8.2%
- Corporate and other	0.4%	0.5%		0.3%	0.9%

	100.0%	100.0%		100.0%	100.0%

ADVERTISING AND OTHER REVENUES
By operating segment
- Brazil	$1,129	$1,936	(41.7)%	$4,194	$7,119	(41.1)%
- Mexico	373	2,520	(85.2)	1,585	4,370	(63.7)
- Argentina	54	430	(87.4)	290	1,426	(79.7)
- Puerto Rico	139	42	231.0	379	74	412.2
- Corporate and other	87	88	(1.1)	120	119	0.8

	$1,782	$5,016	(64.5)%	$6,568	$13,108	(49.9)%

As a percentage of total advertising and other revenues
- Brazil	63.4%	38.6%		63.9%	54.3%
- Mexico	20.9%	50.2%		24.1%	33.3%
- Argentina	3.0%	8.6%		4.4%	10.9%
- Puerto Rico	7.8%	0.8%		5.8%	0.6%
- Corporate and other	4.9%	1.8%		1.8%	0.9%

	100.0%	100.0%		100.0%	100.0%

      Subscription revenues for the third quarter of 2002 were $15.8 million, up 15.3%, or $2.1 million, as compared to the third quarter of 2001. The increase was driven by Brazil, Mexico and Puerto Rico, which increased subscription revenues by $1.7 million, $0.8 million and $1.2 million, respectively, and was due to increases in the amount of paying members versus the prior-year period. Subscription revenue from Argentina declined $1.6 million to $0.4 million driven primarily by the impact of currency devaluation and the economic crisis in that country. By segment, subscription revenues for the third quarter of 2002 from Brazil, Mexico and Puerto Rico increased 37.2%, 14.6% and 73.5%, respectively, versus the same 2001 period. In contrast, Argentina’s subscription revenues fell by 82.6% during the period. Brazil and Mexico accounted for approximately 40.3% and

38.5%, respectively, of total revenues derived from subscriptions, while Puerto Rico and Argentina represented approximately 18.6% and 2.2%, respectively.

      In local currency terms, our subscription revenues increased 35.5% before the impact of the stronger U.S. dollar, driven by increases of approximately 67.9% in Brazil and 22.6% in Mexico. Subscription revenue in Argentina decreased 36.9%, driven by the impact of that country’s economic crisis on membership levels. Currency devaluations during the third quarter of 2002 averaged 18.3% for the Brazilian real, 6.6% for the Mexican peso and 72.4% for the Argentine peso versus the comparable 2001 prior-year period.

      Sequentially, subscription revenue declined 2.8%, or $0.4 million from the second quarter ended June 30, 2002. Brazil, Mexico and Argentina recorded sequential declines in subscription revenue of 5.7%, 7.0% and 12.0%, respectively. These decreases were driven by substantial declines in the Latin American currencies. In contrast, Puerto Rico (a U.S. denominated currency country) experienced a sequential gain of 15.8% versus the preceding quarter. In local currency terms, our subscription revenues grew 9.4% versus the preceding quarter. Going forward, we expect that the amount of subscription revenues will depend largely on our success in converting members who register for the free trial period and in converting members of the co-branded service currently subsidized by Banco Itaú to non-subsidized, unlimited usage service plans. We expect revenue will also continue to be negatively impacted versus prior year comparisons by the devaluation of the Latin American currencies. This will be partially offset by recent price increases to subscription plans in our AOLA country services averaging 8% for non-Itaú subscribers in Brazil, 2% in Mexico and 22% in Argentina.

      Subscription revenues for the first nine months of 2002 were approximately $47.7 million, an increase of 37.6% as compared to $34.7 million in the comparable prior-year period. The improvement was driven by increases in the level of paying members. In relative terms, Brazil and Mexico accounted for approximately 41.1% and 39.4%, respectively, of total revenues derived from subscriptions, while Puerto Rico and Argentina contributed approximately 16.1% and 3.1%, respectively.

      By segment, subscription revenues for the first nine months of 2002 from Brazil, Mexico and Puerto Rico increased 55.6%, 39.8% and 168.9%, respectively, while declining by 72.9% for Argentina, versus the comparable 2001 period. In local currency terms, subscription revenues increased 54.9% during the first nine months of 2002 versus the same period of 2001. Local currency subscription revenue increases of 81.0% in Brazil, 41.7% in Mexico and 168.9% in Puerto Rico drove this growth, which was partially offset by a decline of 26.8% in Argentina from the comparable period in 2001.

      At September 30, 2002 and December 31, 2001, we had deferred subscription revenues of approximately $4.3 million and $2.4 million, respectively. Deferred subscription revenues consist of fees for subscription services received or confirmed as collectible from credit card accounts and prepaid subscription plans in advance of our having earned those subscription revenues. The increase was primarily due to an increase in subscriber credit card payments for subscription services, which are billed in advance of the delivery of services.

      Advertising and other revenues. Table 2 presents our advertising and other revenues on a segment basis for the three and nine months ended September 30, 2002 and 2001. These revenues are principally derived from advertising arrangements under which we receive fees from advertisements displayed on our interactive services, and sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fee.

      For the third quarter of 2002, revenue derived from advertising and other was $1.8 million, down 64.5%, or $3.2 million, from $5.0 million in the comparable 2001 period. For the nine months ended September 30, 2002 revenue from advertising and other was $6.6 million, and represented a decrease of 49.9%, or $6.5 million, versus the $13.1 million recorded in the comparable prior-year period. These overall declines were driven by decreases in advertising and other revenues from Brazil, Mexico and Argentina, partially offset by Puerto Rico, which experienced an increase of $0.3 million in the third quarter of 2002, as compared to the comparable prior-year period. Advertising and other revenue for the three and nine-months ended September 30, 2002 were also reduced by $0.3 million and $0.7 million, respectively, by the impact of currency devaluation in Latin America.

      Our advertising and other revenues experienced a sequential decline of $0.5 million during the third quarter of 2002, as compared to the second quarter ended June 30, 2002. Performance continued to be impacted by the worldwide recession in advertising expenditures and volatile economic conditions across much of Latin America, as well as the sharp devaluation of Latin American currencies. We expect future advertising and other revenue to continue at its current lower level or to decrease and to only recover along with overall market conditions. We expect to continue deriving the substantial majority of our revenues from subscriptions to our AOLA country services, rather than advertising and other revenues.

      During the three and nine-month periods ended September 30, 2002, we had advertising and other revenues from affiliated companies of $0.2 million and $0.8 million, respectively, as compared with $0.8 million and $2.1 million for the comparable prior-year periods. For 2002, they consist of revenues received from Banco Itaú related to advertising on our AOLA country service in

Brazil. For 2001, they mainly consisted of Banco Itaú revenues as well as revenues from properties belonging to AOL Time Warner Inc (“AOLTW”) and those in which the Cisneros Group holds an interest.

      As of September 30, 2002 and December 31, 2001, we had deferred advertising and other revenues of approximately $1.3 million and $1.9 million, respectively. Deferred advertising and commerce revenues consist of payments received in advance of our delivery of the related services and are recognized as income as the services are delivered. The reduction in deferred advertising and other revenue is primarily related to the amortization of a long-term contract with Hollywood Media Corp. At September 30, 2002, deferred revenue remaining from this transaction was approximately $0.6 million, as compared to $1.5 million at the December 31, 2001.

Costs and expenses

      Total cost and expenses. As shown on Table 3 below, our total costs and expenses consist of cost of revenues, sales and marketing, and general and administrative expenses.

	THREE MONTHS ENDED			NINE MONTHS ENDED

TABLE 3 - COSTS AND EXPENSES	September 30,	September 30,	%	September 30,	September 30,	%
	2002	2001	Change	2002	2001	Change

	(in thousands)			(in thousands)
Costs and expenses:
Cost of revenues	$20,940	$36,075	(42.0)%	$79,703	$95,921	(16.9)%
Sales and marketing	21,465	41,305	(48.0)	76,031	151,229	(49.7)
General and administrative	8,464	11,160	(24.2)	23,763	29,542	(19.6)

Total costs and expenses	$50,869	$88,540	(42.5)%	$179,497	$276,692	(35.1)%

As a percentage of total costs and expenses:
Cost of revenues	41.2%	40.7%		44.4%	34.7%
Sales and marketing	42.2%	46.7%		42.4%	54.7%
General and administrative	16.6%	12.6%		13.2%	10.6%

Total costs and expenses	100.0%	100.0%		100.0%	100.0%

Costs and expenses by operating segment:
- Brazil	$27,863	$41,244	(32.4)%	$100,107	$132,659	(24.5)%
- Mexico	13,241	24,619	(46.2)	51,527	71,485	(27.9)
- Argentina	837	11,323	(92.6)	4,365	41,533	(89.5)
- Puerto Rico	2,829	3,890	(27.3)	7,694	9,654	(20.3)
- Corporate and other	6,099	7,464	(18.3)	15,804	21,361	(26.0)

	$50,869	$88,540	(42.5)%	$179,497	$276,692	(35.1)%

As a percentage of total costs and expenses:
- Brazil	54.8%	46.6%		55.8%	47.9%
- Mexico	26.0%	27.8%		28.7%	25.8%
- Argentina	1.6%	12.8%		2.4%	15.0%
- Puerto Rico	5.6%	4.4%		4.3%	3.5%
- Corporate and other	12.0%	8.4%		8.8%	7.8%

	100.0%	100.0%		100.0%	100.0%

Depreciation and amortization:
- Brazil	$625	$406	53.9%	$2,057	$1,157	77.8%
- Mexico	310	245	26.5	937	779	20.3
- Argentina	79	142	(44.4)	273	417	(34.5)
- Puerto Rico	21	51	(58.8)	52	53	(1.9)
- Corporate and other	198	564	(64.9)	591	1,197	(50.6)

	$1,233	$1,408	(12.4)%	$3,910	$3,603	8.5%

      For the quarter ended September 30, 2002, total costs and expenses were $50.9 million, down 42.5%, or $37.7 million, from the $88.5 million reported in the comparable prior-year period. For the first nine months ended September 30, 2002, total costs and expenses were $179.5 million, a decrease of $97.2 million, or 35.1%, from $276.7 million in the comparable 2001 period.

     All major cost categories experienced reductions with the most significant contribution coming from sales and marketing expense and cost of revenues. Currency devaluations reduced reported costs and expenses by $6.4 million during the third quarter of 2002 and by $16.0 million for the first nine months of 2002 as compared with 2001.

     From an operational segment perspective, the reduction in total cost and expenses in the third quarter of 2002 was driven by Brazil ($13.4 million), Mexico ($11.4 million), Argentina ($10.5 million) and Puerto Rico ($1.1 million). For the nine months ended September 30, 2002 decreases recorded by Brazil ($32.6 million), Argentina ($37.2 million) and Mexico ($20.0 million) were the main contributors to the improvement in total costs and expenses versus the prior-year period.

     Sequentially, total costs and expenses decreased 10.7%, or $6.1 million, from the quarter ended June 30, 2002. Brazil, Mexico and Argentina recorded sequential declines of 19.5%, 10.9% and 12.4%, respectively, while Puerto Rico experienced a sequential gain of 20.4% versus the preceding quarter. Going forward, we expect our cost base to remain near current levels through the end of the year. We also expect that our cost base will continue to be positively impacted versus prior year comparisons from the continued devaluation of the Latin American currencies, especially those of Brazil and Argentina.

     Cost of revenues. Our cost of revenues includes:

➢	network-related costs consisting primarily of fees paid to third parties to carry our data over their telecommunications networks;

➢	fees we pay to America Online for use of their servers that run our interactive services;

➢	fees we pay to America Online for technical support and training;

➢	fees we pay to America Online for current period product development maintenance expense and amortization of capitalized product development costs;

➢	personnel and related costs for customer support and product and content development; and

➢	fees paid to content providers.

     For the quarter ended September 30, 2002 our cost of revenues was $20.9 million, which represented 41.2% of our total costs and expenses. Versus the prior-year period, cost of revenues decreased by $15.1 million, or 42.0%, from $36.1 million, which represented 40.7% of our total costs and expenses in the third quarter of 2001. Although reductions were experienced in all cost categories during the quarter ended September 30, 2002, the overall decrease in cost of revenues was driven by reductions in network and telecommunications expense ($8.5 million) and member services ($4.0 million). Additional improvements were also experienced in content ($0.9 million), product development ($0.9 million) and other costs of revenue ($0.8 million). The improvements in network and communications costs and member services expense are reflective of the recent initiatives taken to focus on higher-value members and to resize our cost structure to members who pay on a timely basis. As we have largely positioned our network at the desired level, most of the improvements in the cost of revenue line item have been realized; going forward, cost of revenues is expected to increase in line with incremental growth in our membership base. Currency devaluations reduced reported cost of revenues by $4.0 million during the third quarter of 2002. As of October 2002, our network provided coverage to 317 cities in our three service countries. Service in Puerto Rico is available island-wide. In the near term, we expect to maintain the number of cities in our network in Brazil, Mexico and Argentina.

     For the first nine months of 2002, cost of revenues decreased by $16.2 million versus the comparable period in 2001 to $79.7 million, and represented 44.4% of our total costs and expenses. The year-over-year improvement in cost of revenues was driven by lower expense for member services ($9.5 million), product development ($3.0 million) and content ($2.5 million) partially offset by increases in other miscellaneous expenses ($0.4 million). Despite a significantly higher overall membership base, our network and communication cost decreased by $1.6 million during the nine months ended September 30, 2002 as a result of the recently-implemented initiatives designed to resize our cost structure and to permit access only to members who pay on a timely basis. The decrease in member services and product development costs reflect lower on-going levels in the expense items following the post-launch period of the AOL country services, while the reduction in content expense was primarily due to the September 2001 work force restructuring. Currency devaluations reduced reported cost of revenues for the first nine months of 2002 by approximately $9.9 million. We expect our cost of revenues to stabilize in absolute terms in the near term if our overall membership base begins to increase again.

     Cost of revenues paid to related parties primarily consists of payments made or due to America Online and its affiliates for the costs of hosting, member services and other support services for our country operations. During the third quarter of 2002 and 2001, the cost of these services amounted to $5.1 million and $6.2 million, respectively. For the first nine months ended September 30, 2002 and 2001, cost of revenues paid to related parties was $15.6 million and $16.5 million, respectively.

      Sales and marketing. Sales and marketing expenses consist of costs to acquire and retain our members, operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs such as kiosks established at retail locations and the distribution of our software on CDs to potential customers as well as the costs of brand advertising on television and in newspapers, magazines and other media. Also included in sales and marketing expense is amortization of the shares of our class A common stock issued to Banco Itaú in consideration for its entering into the strategic marketing alliance with us (see “Strategic Marketing Alliance” in our Annual Report on Form 10-K for the period ended December 31, 2001, as well as Note 5 to our unaudited consolidated financial statements).

     For the third quarter of 2002, sales and marketing expenses were $21.5 million and represented 42.2% of our total costs and expenses, down $19.8 million, or 48.0%, from $41.3 million and 46.7% of total costs and expenses in the comparable 2001 period. Sales and marketing expenses for the nine months ended September 30, 2002 were $76.0 million, a decrease of 49.7%, or $75.2 million, from $151.2 million in the comparable 2001 period. During the three and nine months ended September 30, 2002, currency devaluations reduced sales and marketing expenses by $1.7 million and $4.1 million, respectively, versus the prior-year periods.

     The decrease in sales and marketing expenses in the third quarter ended September 30, 2002 was primarily driven by lower spending in direct marketing ($12.1 million) and brand marketing ($7.8 million), respectively. For the nine months ended September 30, 2002, the reduction in sales and marketing expense was driven by declines of $39.6 million in direct marketing activities and $35.2 million in brand marketing. The declines in these costs items resulted primarily from the recent initiatives designed to target the more narrow base of members who have higher probabilities of becoming and remaining paying members. Specifically, the lower expense in direct marketing activities resulted from a significant reduction in mass mailings of non-solicited CDs containing our software and an increased focus on original equipment manufacturers (OEM) and direct customer interaction channels (i.e. staffed kiosks in malls and other strategic locations offering live demonstration of the country services and immediate registration). These targeted marketing efforts have also been instrumental in allowing us to significantly reduce brand marketing expenditures, as mass mailings of CDs are typically supported by heavy media spending. Since we expect to continue our targeted marketing efforts, we expect our brand marketing efforts to continue at current levels in the near term.

     For the third quarters of 2002 and 2001, amounts received from Banco Itaú for subsidies it pays on behalf of its members and which reduce sales and marketing expense were approximately $0.8 million and $1.0 million, respectively. For the nine months ended September 30, 2002 and 2001, subsidies received from Banco Itaú on behalf of its subscribers to the co-branded service were $3.7 million and $1.3 million, respectively. Amortization expense related to the Banco Itaú marketing agreement was approximately $10.5 million during the third quarters of both 2002 and 2001; for the nine months ended September 30, 2002 and 2001, amortization expense was $31.3 million and $31.4 million, respectively.

     We expect to continue focusing member acquisition efforts on target populations that have a greater likelihood of not only becoming members, but also becoming subscribers who pay on a timely basis and remain subscribers to our services for an extended period of time. We plan to achieve this by focusing our efforts on channels that in the past have resulted in higher subscription rates relative to their acquisition cost. Going forward, on an absolute basis, sales and marketing costs are expected to stabilize and remain near current levels through the end of the year.

     General and administrative. For the three months ended September 30, 2002, our general and administrative costs decreased to $8.5 million, down 24.2% from $11.2 million in the third quarter of 2001. The decline of $2.7 million experienced in the third quarter of 2002 was primarily due to the realization of benefits associated with the work force restructuring implemented in September 2001 ($1.5 million), lower bad debt expense associated with advertising and other revenues ($0.6 million) and lower legal and other miscellaneous expense ($0.6 million). Currency devaluations across our service countries also reduced reported general and administrative expense by $0.8 million for the third quarter of 2002.

     For the nine months ended September 30, 2002, general and administrative costs were $23.8 million, a decrease of 19.6% versus the comparable prior-year period. The decline was similarly driven by lower salary and benefits derived from the September 2001 workforce restructuring ($3.3 million), lower bad debt expense ($1.9 million) and lower other miscellaneous expense ($0.6 million). Currency devaluations contributed by reducing general and administrative expense by $1.9 million for the first nine months of 2002. The results for the first nine months of 2002 were also positively impacted by the facts discussed above, as well as the reversal of employee bonuses in the amount of $2.5 million that were not paid, partially offset by $1.5 million in costs related to the pursuit of various financing alternatives.

     While we anticipate that our general and administrative expenses will increase only modestly during the coming months, continued devaluation could result in additional reduction in overall expenses during the fourth quarter of 2002.

     Other (expenses)/income, net. Other expenses, net consists primarily of interest income and expense, foreign currency gains and losses and realized gains and losses on investments.

     For the three months ended September 30, 2002, other expenses, net recorded a loss of $1.9 million, and was comprised primarily of $1.8 million of interest expense incurred on our senior convertible notes issued to AOLTW (”AOLTW Notes”) and an impairment on our investment position in Hollywood.com as a result of a decline in its fair market value ($0.3 million), partially offset by miscellaneous gains of $0.2 million. This compares with net other income of $0.7 million in the third quarter of 2001, which was comprised primarily of income derived from our short-term cash investments.

     For the nine months ended September 30, 2002, other expenses, net amounted to a loss of $2.8 million, comprised primarily of interest expense incurred on the AOLTW Notes of $2.8 million and an investment loss in our position in Hollywood.com of $0.4 million. For the nine months ended September 30, 2001, other expense, net was $4.4 million, which consisted primarily of interest income.

     Under the terms of the AOLTW Notes, we may choose to make payment of interest through the issuance of shares of our series B preferred stock. To the extent we do so, interest expense would not represent a cash outlay. Given our focus to preserve cash, we expect future payments of interest to be undertaken through the issuance of new shares.

     Income taxes. We provided for income tax expense of $24,000 in the three and nine months ended September 30, 2002, respectively, compared with zero provided in the comparable periods in 2001.

FINANCIAL CONDITION AND LIQUIDITY

     Current Financial Condition. Table 4 below highlights our current consolidated financial condition at September 30, 2002 and at the end of the preceding fiscal year ended December 31, 2001.

	AS OF

TABLE 4 - FINANCIAL CONDITION	September 30,	December 31,	%
	2002	2001	Change

	(in thousands)
Cash and cash equivalents	$7,613	$46,676	(83.7)%

Current assets	$21,318	$62,943	(66.1)%

Total assets	$33,135	$84,384	(60.7)%

Working capital	$(16,608)	$806	(2,160.5)%

Current liabilities	$37,926	$62,137	(39.0)%

Long-term debt	$71,300	$—	100.0%

Stockholders' equity (capital deficiency)	$(76,748)	$21,123	(463.3)%

Total assets by operating segment:
- Brazil	$6,513	$14,376	(54.7)%
- Mexico	7,916	11,345	(30.2)
- Argentina	3,798	9,262	(59.0)
- Puerto Rico	625	303	106.3)
- Corporate and other	14,283	49,098	(70.9)

	$33,135	$84,384	(60.7)%

     At September 30, 2002, we had $71.3 million of long-term debt, $7.6 million of cash and cash equivalents and a capital deficiency of $76.7 million, compared to $45.3 million of long-term debt, $8.3 million of cash and cash equivalents and a capital deficiency of $54.0 million at June 30, 2002. At December 31, 2001, we had no debt, $46.7 million of cash and cash equivalents and $21.1 million of stockholders’ equity. The increase in long-term debt during the third quarter of fiscal 2002 reflects the issuance of a fourth and fifth tranche of AOLTW Notes (as more fully described in “Cash Flows and Liquidity” below). The year-to-date decline in our cash and cash equivalents position mainly stems from the $107.7 million operating cash flow loss incurred in financing our operations during the nine months ended September 30, 2002, of which $25.9 million was realized during the third quarter of 2002.

     As of September 30, 2002, our current assets amounted to $21.3 million, down 66.1% versus $62.9 million at December 31, 2001 and 10.4% lower than $24.9 million at the end of the preceding quarter ended June 30, 2002. The decrease in cash and cash equivalents resulted in a decline in current assets, as explained above and in the “Cash Flows and Liquidity” section below. Current liabilities decreased 37.4% to $38.9 million at September 30, 2002, from $62.1 million at December 31, 2001 as a consequence of our current reduced level of spending on marketing activities and operating costs.

     Cash Flows and Liquidity. Table 5 illustrates our consolidated cash flows and capital spending by segment for the periods indicated:

	QUARTER ENDED			NINE MONTHS ENDED

TABLE 5 - CASH FLOWS & CAPITAL SPENDING	September 30,	September 30,	%	September 30,	September 30,	%
	2002	2001	Change	2002	2001	Change

	(in thousands)			(in thousands)
Condensed Cash Flow Statement:
Cash and cash equivalents, beginning of period	$8,358	$105,573	(92.1)%	$46,676	$63,509	(26.5)%

Cash flow (used) provided by:
Operating activities	(25,851)	$(45,735)	(43.5)	(107,677)	$(173,027)	(37.8)
Investing activities	(521)	(1,017)	(48.8)	(1,647)	63,930	(102.6)
Financing activities	26,000	43,378	(40.1)	71,340	148,852	(52.1)
Effect of exchange rate changes on cash and cash equivalents	(373)	(2,747)	(86.4)	(1,079)	(3,812)	(71.7)

Net (decrease) increase in cash and cash equivalents	(745)	(6,121)	(87.8)	(39,063)	35,943	(208.7

Cash and cash equivalents, end of period	$7,613	$99,452	(92.3)%	$7,613	$99,452	(92.3)%

Capital spending by operating segment:
- Brazil	$246	$252	(2.4)%	$859	$1,679	(48.8)%
- Mexico	81	84	(3.6)	227	191	18.8
- Argentina	—	55	(100.0)	7	127	(94.5)
- Puerto Rico	45	8	462.5	61	46	32.6
- Corporate and other	149	618	(75.9)	493	3,384	(85.4)

	$521	$1,017	(48.8)%	$1,647	$5,427	(69.7)%

     Cash and Cash Equivalents and Liquidity

     From inception through September 30, 2002, our operations have been financed through capital raised from several rounds of financing, including periodic draw-downs from the AOLTW Notes, our initial public offering, which was completed on August 11, 2000 and funds raised from our three main stockholders in a private placement in March 2001. Funds raised through September 30, 2002 have totaled $624.1 million, before issuance-related expenses of $13.4 million. Prior to the initial public offering, cash contributions by joint venture partners, the Cisneros Group of Companies (“Cisneros Group”) and America Online, totaled $200.1 million. This amount corresponded to $150.1 million by the Cisneros Group and $50.0 million by America Online. Subsequently, our initial public offering, including partial exercise of the over-allotment option by the underwriters, generated total proceeds of $216.2 million prior to issuance-related expenses. An additional round of financing took place in March 2001, pursuant to which we raised $150 million prior to issuance-related expenses through the sale of stock to America Online, the Cisneros Group and Banco Itaú.

     In order to fund our operating and cash requirements, on March 8, 2002, we entered into a note purchase agreement with AOLTW, the parent company of America Online, which is one of our principal stockholders. Under the terms of the note purchase agreement, AOLTW agreed to make available to us, subject to standard borrowing conditions, up to $160 million prior to December 31, 2002 in exchange for AOLTW Notes due in March 2007. The AOLTW Notes bear interest at the rate of 11% per annum, payable quarterly. We issued an initial note in the principal amount of $17.3 million to AOLTW on March 11, 2002. Subsequently, we issued additional notes in the principal amounts of $13.0 on April 23, 2002, $15.0 million on May 28, 2002, $13.0 million on July 10, 2002, $13.0 million on August 12, 2002 and $9.5 million on October 18, 2002. We intend to draw the entire amount available to us under the terms of the note purchase agreement with AOLTW prior to December 31, 2002. We expect cash on hand and funds available under the note purchase agreement with AOLTW to fund our operations into the fourth quarter of 2003.

     The AOLTW Notes are convertible into our series B preferred stock, which is the series of preferred stock currently owned by America Online and AOLTW. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8, 2002). The AOLTW Notes are convertible at any time at the option of the holder, and will be redeemable by AOLA at any time 18 months after the date of the note purchase agreement, subject to the holder’s right to convert the AOLTW Notes into preferred stock.

     In addition, the AOLTW Notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds. Interest is payable either in cash or preferred stock at our option. If interest is paid in shares, the price per share is to be determined based on the average closing price of the class A common stock for the twenty trading dates two days prior to the date of payment. We made our first interest payment in cash in the amount of approximately $1.0 million to AOLTW on July 1, 2002, covering the period from March 11 through June 30, 2002. A second interest payment in the amount of $1.8 million for the period from July 1 through September 30, 2002 was made through the issuance of 5,681,975 shares of series B preferred stock to AOLTW on September 30, 2002. Interest payments on the AOLTW Notes could total approximately $85 million, depending on the exact timing of the drawdowns, over the life of the notes that mature in March 2007. A decision to pay the interest on the AOLTW Notes through the issuance of additional shares could result in additional significant dilution to existing stockholders.

     At the end of the third quarter ended September 30, 2002, our cash and cash equivalents on hand totaled $7.6 million, a decline of 83.7% versus the level at December 31, 2001 and 8.9% lower than $8.3 million at the end of the preceding quarter ended June 30, 2002. At September 30, 2002, our total cash availability (cash on hand plus cash available through the issuance of AOLTW Notes to AOLTW) amounted to $96.3 million, including $88.7 million remaining available under the AOLTW note purchase agreement. We now anticipate that the cash on hand and the cash to be raised through the issuance of the AOLTW Notes will be sufficient to fund operations into the fourth quarter of 2003, based upon our current operating budget, as a result of the recently implemented changes in our approach to marketing activities and improvements in our cost structure permitted by targeting higher-value members. The projected spending is comprised primarily of discretionary items that could be adjusted, when or if necessary. We expect that additional financing will be required before we become cash self-sufficient. In order to fund any additional future cash needs, we may seek to sell additional equity or debt securities or to enter into credit facilities. We cannot provide any assurance that such funding will be obtained on favorable terms, if at all, or that the holders of the AOLTW Notes will not require the proceeds of any such financing to be used to repay the AOLTW Notes.

     Operating Activities

     Cash used by operations narrowed to $107.7 million for the first nine months of 2002 as compared to $173.0 million during the comparable period in 2001. This improvement in cash flow required by operations was driven primarily by a reduction in net loss from operations. Incremental cash required for working capital purposes was $16.6 million for the nine months ended September 30, 2002, and driven primarily by a reduction in our accounts payable due to third parties and affiliates as a result of our lower rate of operating expenditures.

     Financing Activities and AOLTW Senior Convertible Note.

     Cash provided by financing activities was $71.3 million for the first nine months of 2002, compared to cash provided by financing activities in the comparable 2001 period of $148.9 million. Financing activities in 2002 reflect drawdowns from the AOLTW note purchase agreement (see below), while financing activities in 2001 reflect the $150.0 million in additional funding made available from our principal stockholders (America Online, the Cisneros Group and Banco Itaú) under a stock purchase agreement. The year-over-year decrease in cash provided by financing activities is principally due to the improvement of our operating cash needs resulting from lower operating losses and a reduction in capital spending.

     As previously mentioned, in order to fund our operating and cash requirements, on March 8, 2002, we entered into a note purchase agreement with AOLTW, the parent company of America Online, which is one of our principal stockholders. Under the note purchase agreement, AOLTW has agreed to make available to us, subject to standard borrowing conditions, up to $160 million prior to December 31, 2002 in exchange for AOLTW Notes due in March of 2007. The AOLTW Notes bear interest at the rate of 11% per annum, payable quarterly. On March 11, 2002, we issued an initial note in the principal amount of $17.3 million to AOLTW.

Subsequently, we issued two additional notes (second and third tranches) totaling $28.0 million during the second quarter of 2002 and two more (fourth and fifth tranches) totaling $26.0 million in the third quarter of 2002. A sixth note in the amount of $9.5 million was issued on October 18, 2002. We expect to draw the remaining balance available to us under the note purchase agreement with AOLTW prior to December 31, 2002.

     The AOLTW Notes are convertible into series B preferred stock, which is the series of preferred stock currently owned by America Online and AOLTW. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8, 2002). The AOLTW Notes are convertible at any time at the option of the holder, and will be redeemable by AOLA at any time 18 months after the date of the agreement, subject to the holder’s right to convert the AOLTW Notes into preferred stock.

     In addition, the AOLTW Notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds. Interest is payable either in cash or preferred stock at our option. If interest is paid in shares, the price per share is to be determined based on the average closing price of the class A common stock for the twenty trading dates ending two days prior to the date of payment. Given our focus to preserve cash, we expect future payments of interest to be undertaken through the issuance of new shares.

     We made our first interest payment in cash in the amount of approximately $1.0 million to AOLTW on July 1, 2002, covering the period from March 11 through June 30, 2002. On September 30, 2002, we made a second interest payment on the AOLTW Notes, which covered the period from July 1 through September 30, 2002. The interest payment of approximately $1.8 million was made through the issuance of 5,681,975 shares of series B preferred stock to AOLTW, based on an average price of $0.315 per share. Interest payments on the AOLTW Notes could total approximately $85 million, depending on the exact timing of the drawdowns, over the life of the AOLTW Notes that mature in March 2007. Depending on market conditions at the time, a decision to pay the interest on the AOLTW Notes through the issuance of additional shares could result in additional significant dilution to existing stockholders.

     Investing activities and capital spending

     Cash used by investing activities was $1.6 million in the first nine months of 2002, compared to cash provided by investing activities of $63.9 million in 2001. The year-over-year negative turnaround from investing activities is primarily due to the absence in 2002 of proceeds from the sale of short–term investments that occurred in the first six months of 2001, and which were used to fund our 2001 operations, partially offset by a lower amount of capital spending during 2002.

     Capital spending during the nine months ended September 30, 2002 was $1.6 million, and represented a decrease of 69.7% versus the $5.4 million spent in the same period of 2001. Our overall capital spending was $0.5 million during the third quarter of 2002, a decrease of 48.8% versus the level of capital spending of $1.0 million undertaken in the comparable 2001 period. These declines in capital spending were mainly driven by the absence of spending on office leasehold improvements and member service center projects which were in progress and completed during calendar 2001, and a significant reduction of spending on product development following the initial localization of our software in our service countries.

     Capitalization

     As displayed in Table 7 below, at September 30, 2002, we had 67,070,065 shares of class A common stock outstanding (67,066,773 average weighted shares for the nine-month period ended September 30, 2002).

	As of

TABLE 7 - CAPITAL (Period End Balances)	September 30,	December 31,	%
	2002	2001	Change

	(In thousands, except share amounts)
Stockholders’ equity (capital deficiency)
Preferred Stock, Common Stock and additional paid-in capital	$805,715	$803,659	0.26%
Accumulated deficit	(718,065)	(590,011)	21.70
Other, mainly unearned services	(164,398)	(192,525)	(14.61)

	$(76,748)	$21,123	(463.34)%

Shares outstanding
Series B Preferred Stock	121,692,431	116,010,456	4.90%
Series C Preferred Stock	111,413,994	111,413,994	—
Class A Common Stock	67,070,065	67,054,714	0.02

	300,176,490	294,479,164	1.94%

Common Shares available for issuance
Preferred shares outstanding	233,106,425	227,424,450	2.50%
AOL Warrant	16,541,250	16,541,250	—
AOLTW Senior Convertible Note	19,674,390	—	100.0
Stock Options	15,888,794	15,834,257	0.34

	285,210,859	259,799,957	9.78%

     In addition, we had anti-dilutive securities, all of which are convertible or exercisable into shares of our class A common stock, consisting of options to purchase 15,888,794 shares of our class A common stock, a warrant issued to America Online for 16,541,250 shares, our series B preferred stock (121,692,431 shares), our series C preferred stock (111,413,994 shares), and the $71.3 million of senior convertible notes issued to AOLTW through September 30, 2002 (19,674,390 shares).

     As shown in table 8 below, if all of these anti-dilutive securities were converted or exercised, an additional 277,742,715 and 269,377,936 weighted average shares, respectively, of class A common stock would have been outstanding during the three and nine months ended September 30, 2002. We refer to these securities as anti-dilutive securities because if they were exercised or converted into shares of class A common stock, they would decrease our basic and diluted loss per share as calculated under Generally Accepted Accounting Principles in the United States (“US GAAP”). In accordance with US GAAP, the potential effect of these anti-dilutive securities, which are or will all be convertible or exercisable into class A common stock, was not included in the calculation of loss per share.

	QUARTER ENDED			NINE MONTHS ENDED

TABLE 8 - WEIGHTED AVERAGE SHARES	September 30,	September 30,	%	September 30,	September 30,	%
	2002	2001	Change	2002	2001	Change

Weighted average number of common shares outstanding	67,070,065	67,054,714	0.0%	67,066,773	65,652,403	2.2%

Plus:effect of potential dilutive common shares from:
**Stock options	16,068,409	15,881,098	1.2	16,063,905	15,965,456	0.6
**AOL Warrant	16,541,250	16,541,250	—	16,541,250	16,541,250	—
**Convertible debt	17,646,845	—	100.0	9,327,518	—	100.0
**Preferred stock
— Series B	116,072,217	114,369,630	1.5	116,031,269	108,113,606	7.3
— Series C	111,413,994	109,836,019	1.4	111,413,994	103,819,628	7.3

	277,742,715	256,627,997	8.2	269,377,936	244,439,941	10.2

Pro forma fully diluted weighted average shares	344,812,780	323,682,711	6.5%	336,444,709	310,092,344	8.5%

     Our class A common stock is currently traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) SmallCap Market, under the symbol AOLAC. On July 29, 2002, we received a letter from NASDAQ stating that our class A common stock did not comply with the minimum market capitalization requirement for continued listing as set forth in Marketplace Rule 4310(c)(2)(B)(ii)) (the “Rule”). Therefore, in accordance with Marketplace Rule 4310(c)(8)(C), we were provided 30 calendar days, or until August 28, 2002, to regain compliance with the rule. As a result of not regaining compliance within the established Rule’s deadline, on August 30, 2002, we received a delisting notice from NASDAQ stating that our class A common stock no longer met the requirements for continued listing.

     During the second quarter of 2002, we received a separate letter from NASDAQ stating that our class A common stock was not in compliance with the minimum bid price requirement for continued listing on the NASDAQ SmallCap Market (Marketplace Rule 4310(c)(4)). In order for our class A common stock to continue to be listed on the NASDAQ SmallCap Market, in addition to satisfying the $35 million market capitalization requirement, the closing bid price of the class A common stock must be $1.00 or more for a minimum of ten consecutive business days on or before January 13, 2003.

     On October 4, 2002, we presented a plan to the NASDAQ Listing Qualifications Panel designed to remedy our noncompliance with the Rule’s $35 million minimum market capitalization requirement as well as the $1.00 minimum bid price requirement. The plan presented to NASDAQ included an agreement by our two largest stockholders, America Online and the Cisneros Group, to convert a sufficient number of shares of their holdings of preferred stock to class A common stock so as to achieve compliance with the $35 million market capitalization requirement. We received NASDAQ’s decision on November 5, 2002. We were granted an exception to the NASDAQ market capitalization requirement during a conditional listing period, which ends on January 27, 2003. During this conditional listing period, the market value of our class A common stock must exceed $35 million for ten consecutive trading days and the closing bid price of our class A common stock must exceed $1.00 for ten consecutive trading days. Since the closing bid price of our class A common stock on November 5, 2002, was $0.70, under the terms of the preferred stock conversion agreement, America Online and the Cisneros Group were not obligated to convert any preferred shares. We intend to seek stockholder approval to implement, if necessary, a reverse stock-split of up to 15-for-1 in an effort to gain compliance with the minimum bid price requirement.

     There can be no assurance that we will satisfy the $35 million market capitalization and $1.00 minimum bid price requirements during our conditional listing period. In the event that we do not satisfy these requirements, we expect that our class A common stock would trade on the Over-the-Counter Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last-sales prices, and volume information for more than 3,600 equity securities.

CRITICAL ACCOUNTING POLICIES

     The Securities and Exchange Commission has recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting that companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to a company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. We believe the following represent our critical accounting policies as contemplated by FRR 60. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 2 to the consolidated financial statements in our 2001 Annual Report on Form 10-K.

     Revenue Recognition. For subscribers in Brazil, Mexico and Argentina that have elected to pay their subscription fees with credit or debit cards, or through direct debit from bank accounts, we begin to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers in these countries who pay their subscription fees through cash payment mechanisms such as boletos, we do not begin to recognize subscription revenues until the cash payment is received. The vast majority of subscribers to the AOL-branded service in Puerto Rico pay their subscription fees by credit card or direct debit to their bank accounts. Revenue from subscribers in Puerto Rico, which is received directly from America Online, is recognized on a gross basis when the fees become due. Were we to begin to recognize fees from subscribers choosing cash payment options as revenue when they become due, our subscriber revenues and bad debt expense would be greater than currently reported. As we gain additional experience with the collectibility of our cash accounts receivable, we may begin to recognize revenue when the fees become due.

     Under our strategic alliance with Banco Itaú, until December 2005, Banco Itaú is required to offer at least one hour of subsidized usage per month to subscribers of the co-branded service following the expiration of a subscriber’s trial period. Banco Itaú may also choose to provide its customers additional subsidized time beyond the one-hour obligation. In addition, Banco Itaú is required to pay us a nominal amount for subscribers who have not used the service during the previous month and who were beyond their free trial period. We record amounts paid to us by Banco Itaú on behalf of its customers for subsidies, which it chooses or is required to make, as a reduction of marketing expenses and not as subscriber revenues. Amounts paid directly to us by subscribers that exceed the time subsidized by Banco Itaú are included in subscription revenues. Were we to recognize payments from Banco Itaú as revenues, our subscriber revenues and sales and marketing expense would be higher than currently reported.

     Valuation of Accounts Receivable – Reserve for Bad Debt. We estimate that the carrying amount of our trade accounts receivable, which are primarily from subscriber fees and advertising and other, approximate their fair market value. This requires us to estimate the portion of accounts receivable that will ultimately be written off as uncollectible.

     For this purpose, management maintains an allowance to provide for estimated credit losses and has the responsibility for determining that the allowance is adequate for probable and inherent losses relating to trade receivables at each reporting date. Although allowances for potential credit losses are determined based on historical experience, current evaluation of the composition of accounts receivable and expected credit trends, our short operating history makes prediction of actual credit losses difficult. To the extent actual credit losses differ from our estimates of uncollectible accounts, such amounts as are eventually collected will be adjusted to income in the period actually collected.

     As of September 30, 2002, we had a value-added tax (“VAT”) receivable from the Argentine government of approximately $3.0 million. This receivable, which arose in the normal conduct of our business, will be recovered as we make sales in Argentina and make collections from our customers. Given current economic conditions in Argentina, the period of collection could exceed two years. Were the government in Argentina to dishonor its VAT obligation, or force its exchange for securities of lower value, this could result in an impairment of the value of our VAT asset. To date, we have not established any valuation allowances for this asset.

     Property and Equipment – Accrual for Lease Abandonment. Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation. Depreciation or amortization is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever are shorter. Long-lived assets and identifiable intangibles related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the abandonment of leased facilities at our Fort Lauderdale offices, we incurred a charge of approximately $500,000 during the year ended December 31, 2001 for the impairment of leasehold improvements and furniture, and established an accrual related to the future lease commitments for the facilities that are not expected to be utilized going forward of approximately $900,000. This will have the effect of reducing reported rent expense and amortization expense of leasehold improvements and furniture going forward.

     Deferred Tax Assets. Deferred income tax assets and liabilities are determined based on the difference between financial reporting and the tax bases of assets and liabilities. We measure these taxes using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Given our history of operating losses, we have significant tax loss carry forward assets, which we have fully reserved to reduce their carrying value to zero. In the event we were to determine that such assets would eventually be utilized, we would reverse the related valuation allowances and recognize a benefit related to these assets.

NON-AUDIT SERVICES TO BE PERFORMED BY OUR INDEPENDENT AUDITORS

            We anticipate that our independent auditors, Ernst & Young LLP, will perform the following types of non-audit services during the course of this fiscal year:

•	Tax advisory services

•	Audit-related services

We intend to seek approval by the Audit Committee of our Board of Directors for these non-audit services.

FORWARD LOOKING STATEMENTS

     This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: plans for future size of our network, efforts to target higher-value members and the results of those efforts, future membership levels and the composition of our membership base, future revenues, future advertising and marketing efforts, the benefits we expect to receive from our strategic alliance with Banco Itaú, results of initiatives with Banco Itaú to encourage usage of the co-branded service, future cost of revenues, sales and marketing costs and other expenses, our expectation that cash on hand together with the issuance of our 11% senior convertible notes to AOLTW will be sufficient to fund our operations into the fourth quarter of 2003, the form of future interest payments on our 11% senior convertible notes, future financing requirements and expected improvements in validation of registration data provided by cash members.

     These forward-looking statements are subject to a number of risks and uncertainties, which are described in our Annual Report on Form 10-K for the period ended December 31, 2001, and from time to time in other reports we file with the SEC, as well as the following risks and uncertainties: our limited cash position, which would result in the immediate delisting of the class A common stock, the market price of our class A common stock, the impact our continued losses will have on our ability to finance our operations, our limited operating history, uncertainty relating to our ability to convert our subscribers into paying subscribers, uncertainty regarding the success of our targeted marketing initiatives and technology designed to improve validation, the actions of our competitors, the success of the marketing of the Banco Itaú co-branded service, exchange rate fluctuations in Latin America, our ability to convert members of the Banco Itaú co-branded service to non-subsidized service plans and our ability to penetrate our markets. Actual results could differ materially from those described in the forward-looking statements.

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our reporting currency is the U.S. dollar. However, most of our revenues are received in the currencies of the countries in which we offer our interactive services. The currencies of many Latin American countries, including Brazil, Mexico and Argentina, have experienced substantial volatility and devaluation in the past. The Argentine peso has depreciated approximately 73% from December 31, 2001 to September 30, 2002, while the Brazilian real has devalued by approximately 38% during the same period. If the currencies of the countries in which we operate depreciate and we do not increase our prices, our revenues from our services will decline in U.S. dollar terms. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. However, we believe that to the extent that we have substantial expenses in excess of revenues in each of our principal currencies, our exposure to currency fluctuations will be reduced. Therefore, to date, we have not tried to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts as a vehicle for hedging. Our business may be adversely affected as a result of foreign currency exchange rate fluctuations if we fail to enter into economic hedging transactions. Future currency exchange losses may be increased if we become subject to exchange control regulations restricting our ability to convert local currencies into U.S. dollars.

     Recent developments in Argentina’s economic and political arenas suggest a continued risk of further currency devaluation. In response to the current economic volatility in Argentina, we have curtailed marketing activities in that country to limit our exposure and direct resources towards other geographies which we believe have greater potential at present. As of September 30, 2002, we had total assets in Argentina totaling approximately $3.8 million, of which approximately $3.1 million is related to a local-currency denominated VAT receivable from the Argentine government. The short-term portion of the VAT receivable, which is equal to $0.3 million, is classified under other receivables in Current Assets while the long-term portion, which is equal to $2.8 million, is classified under Other Assets in the Consolidated Balance Sheet at September 30, 2002. This VAT receivable is not subject to expiration.

     Recent political developments in Brazil have also increased uncertainty concerning Brazil’s future fiscal policies and the resulting impact on the country’s macroeconomic performance. As investors in Brazil’s capital markets have become more concerned about the government’s commitment to fighting inflation, the Brazilian real has devalued and local interest rates have firmed and remained high, dampening economic growth. As of September 30, 2002, we had assets in Brazil totaling approximately $6.5 million, of which approximately $2.0 million comprised local-currency denominated cash and trade account receivables.

     To date, our results of operations have not been impacted by material inflation in the U.S. or in the countries that comprise Latin America, other than in Argentina where consumer inflation in the twelve-month period ended September 30, 2002 reached almost 36%. The recent significant devaluation of the Argentine peso threatens to further increase the rate of inflation in that country during fiscal 2002 and beyond. Should inflation in Argentina or in any of our countries surpass a cumulative 100% within a three-year period, we would adopt hyperinflationary accounting methodology for that country in accordance with the requirements of U.S. GAAP.

     We are exposed to market risk as it relates to changes in the market value of our investments. As of September 30, 2002, we had no material investments in marketable securities.

CONTROLS AND PROCEDURES

(A)	Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer evaluated, within ninety days prior to the date of this report, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). These officers have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(B)	Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

   FINANCIAL STATEMENTS

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)

	September 30,	December 31,
	2002	2001

	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$7,251	$45,636
Short-term money market investments	362	1,040

Total cash and cash equivalents	7,613	46,676
Trade accounts receivable, less allowances of $593 (December 31, 2001 - $1,979)	4,087	6,144
Other receivables	1,823	4,713
Prepaid expenses and other current assets	7,795	5,410

Total current assets	21,318	62,943
Property and equipment, net	7,364	11,958
Investments, including securities available-for-sale (at fair value)	218	1,361
Product development and other intangible assets, net	428	988
Other assets	3,807	7,134

TOTAL ASSETS	$33,135	$84,384

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
CURRENT LIABILITIES
Trade accounts payable	$6,156	$18,114
Payables to affiliates	11,884	15,198
Other accrued expenses and liabilities	7,193	14,570
Deferred revenue	5,569	3,656
Accrued personnel costs	5,914	9,004
Other taxes payable	1,210	1,595

Total current liabilities	37,926	62,137
Deferred revenue	15	692
Other non-current liabilities	642	432
Senior convertible notes	71,300	—

Total liabilities	109,883	63,261
COMMITMENTS AND CONTIGENCIES
STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Preferred stock, $.01 par value; 500,000,000 shares authorized:
Series B and C cumulative redeemable convertible; 150,000,000 shares authorized each:
Series B — $350,537 liquidation value; issued and outstanding shares - 121,692,431 (December 31, 2001 - 116,010,456	1,217	1,160
Series C — $321,813 liquidation value; issued and outstanding shares - 111,413,994 (December 31, 2001 - 111,413,994	1,114	1,114
Series D and E cumulative redeemable convertible; 25,000,000 shares autorized each; none issued or outstanding	—	—

	2,331	2,274
Common stock, $.01 par value; 1,750,000,000 shares authorized:
Class A—1,250,000,000 shares authorized; issued and outstanding shares - 67,070,065 (December 31, 2001 - 67,054,714	671	671
Class B and C — 250,000,000 shares authorized each; none issued and outstanding	—	—

	671	671
Additional paid-in capital	802,713	800,714
Unearned services	(157,894)	(189,191)
Accumulated other comprehensive loss	(6,504)	(3,334)
Accumulated deficit	(718,065)	(590,011)

Total stockholders’ equity (capital deficiency)	(76,748)	21,123

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	$33,135	$84,384

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS – (Unaudited)
For the Three Months and Nine Months Ended September 30, 2002 and 2001
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Subscriptions	$15,775	$13,681	$47,693	$34,655
Advertising and other	1,782	5,016	6,568	13,108

Total revenues	17,557	18,697	54,261	47,763
Costs and expenses:
Cost of revenues	20,940	36,075	79,703	95,921
Sales and marketing	21,465	41,305	76,031	151,229
General and administrative	8,464	11,160	23,763	29,542

Total costs and expenses	50,869	88,540	179,497	276,692
Loss from operations	(33,312)	(69,843)	(125,236)	(228,929)
Other (expenses) income, net	(1,902)	712	(2,794)	4,448

Loss before income taxes	(35,214)	(69,131)	(128,030)	(224,481)
Income taxes	24	—	24	—

Net loss	(35,238)	(69,131)	(128,054)	(224,481)
Less: Dividends on Series B and C preferred shares	4,653	4,579	13,955	12,354

Net loss applicable to common stockholders	$(39,891)	$(73,710)	$(142,009)	$(236,835)

Loss per common share, basic and diluted	$(0.59)	$(1.10)	$(2.12)	$(3.61)

Weighted average number of common shares outstanding	67,070,065	67,054,714	67,066,773	65,652,403

SUPPLEMENTAL RELATED PARTIES DISCLOURE:
Transactions with affiliated parties are reflected in the consolidated statements of operations as follows:
Advertising and other revenues	$172	$431	$790	$2,102
Cost of revenues	5,072	6,243	15,569	16,488
Sales and marketing	(89)	365	(237)	655
General and administrative	188	806	1,776	1,679

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY – (Unaudited)
For the Nine Months Ended September 30, 2002 and 2001
(In thousands, except share amounts)

	Nine Months Ended

	September 30, 2002		September 30, 2001

	Shares	Dollars	Shares	Dollars

Preferred stock - Series B:
Balance at beginning of period	116,010,456	$1,160	101,858,334	$1,019
Interest paid with issuance of Series B preferred shares	5,681,975	57
Stock issued in Private Placement	—	—	9,434,748	141

Balance at end of period	121,692,431	1,217	111,293,082	1,160

Preferred stock - Series C:
Balance at beginning of period	111,413,994	1,114	97,803,960	978
Stock issued in Private Placement	—	—	9,073,356	136

Balance at end of period	111,413,994	1,114	106,877,316	1,114

Common stock - Class A:
Balance at beginning of period	67,054,714	671	62,848,124	629
Stock issued in Private Placement	—	—	4,237,840	42
Return of stock in escrow			(31,250)	—
Stock options exercised	15,351	—	—	—

Balance at end of period	67,070,065	671	67,054,714	671

Additional paid-in capital:
Balance at beginning of period		800,714		651,491
Interest paid with issuance of Series B preferred shares		1,733		—
Stock options exercised		40		—
Stock issued in Private Placement, net of $1,147 in offering costs		—		148,533
Return of stock in escrow		—		(216)
Stock based compensation		226		285

Balance at end of period		802,713		800,093

Unearned services:
Balance at beginning of period		(189,191)		(230,671)
Return of stock in escrow		—		216
Non-cash marketing expense (Note 5)		31,297		31,310

Balance at end of period		(157,894)		(199,145)

Accumulated deficit and accumulated other comprehensive loss, net of deferred taxes:
Balance at beginning of period
Accumulated deficit		(590,011)		(299,696)
Accumulated other comprehensive loss		(3,334)		71

		(593,345)		(299,625)
Net loss		(128,054)		(224,481)
Foreign currency translation adjustment		(2,776)		83
Net unrealized loss from investments		(394)		(85)

Comprehensive loss		(131,224)		$(224,483)

Balance at end of period		(724,569)		(524,108)

Total stockholders’ equity (capital deficiency) at end of period	300,176,490	$(76,748)	285,225,112	$79,785

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)
For the Nine Months Ended September 30, 2002 and 2001
(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(128,054)	$(224,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery of) uncollectible accounts	(1,239)	1,328
Depreciation and amortization	3,910	3,603
Loss (gain) from investment securities	514	(242)
Non-cash marketing expense (Note 5)	31,297	31,426
Non-cash stock based compensation expense	226	285
Changes in operating assets and liabilities:
Trade accounts receivable	192	(8,672)
Other operating assets	112	4,122
Operating liabilities	(15,625)	11,941
Deferred revenues	(428)	(142)
Payables to affiliates	1,418	7,805

Net cash used in operating activities	(107,677)	(173,027)

INVESTING ACTIVITIES
Capital spending	(1,647)	(5,427)
Proceeds from sale of short-term investments	—	69,357

Net cash (used in) provided by investing activities	(1,647)	63,930

FINANCING ACTIVITIES
Proceeds from issuance of senior convertible notes (Note 4)	71,300	—
Net proceeds from affiliate capital contributions	—	148,852
Proceeds from stock options exercised	40	—

Net cash provided by financing activities	71,340	148,852

Effect of exchange rate changes on cash and cash equivalents	(1,079)	(3,812)
Net (decrease) increase in cash and cash equivalents	(39,063)	35,943
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,676	63,509

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,613	$99,452

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$—	$—

Interest paid	$1,008	$—

Interest paid with issuance of shares of Series B preferred stock	$1,790	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

– UNAUDITED –

NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all of the adjustments (representing those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods.

     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include, but are not limited to, provisions for bad debt and amortization periods of product development costs. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

     The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the 2001 America Online Latin America, Inc. (“AOLA” or the “Company”) Annual Report on Form 10-K, which summarizes the significant accounting policies used in determining the financial position, cash flows and results of operations of AOLA’s business segments. Certain reclassifications have been made for consistent presentation.

NOTE 2 - BACKGROUND AND ORGANIZATION

     AOLA began operations in December 1998. Also in December 1998, AOLA acquired America Online, Inc.’s (“AOL”) Latin American CompuServe Classic subscribers. AOLA launched its first online service in Brazil in November 1999. The Mexico and Argentina country services were launched in July 2000 and August 2000, respectively. Under an agreement with AOL, AOLA also provides certain Spanish language content to AOL’s subscribers in Puerto Rico and markets the AOL brand service in Puerto Rico.

     AOLA’s family of AOL-branded interactive services includes the AOLA country services, its comprehensive online services that are available to subscribing members. AOLA’s interactive services are developed on a country-by-country and regional basis and are tailored to local interests. AOLA derives its revenues principally from member subscriptions to its AOLA country services and also generates revenues from advertising and other. AOLA currently has the exclusive right to offer AOL-branded PC-based online services in Latin America. Under its license agreement with AOL, it also has the exclusive right to offer AOL-branded TV-based online services in Latin America if AOL develops these services. AOLA also has the exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by AOL for commercial launch on or before August 7, 2004.

     On August 11, 2000, AOLA completed its initial public offering (“IPO”) of 25,000,000 shares of its class A common stock, raising approximately $187.4 million in net proceeds. In September 2000, the underwriters of the IPO exercised a portion of their over-allotment option and purchased an additional 2,062,500 shares of class A common stock, raising approximately $15.6 million in additional net proceeds. Also, prior to the consummation of AOLA’s IPO, it completed a corporate reorganization which is more fully described in Note 1 to the audited consolidated financial statements included in AOLA’s 2001 Annual Report on Form 10-K. Prior to AOLA’s August 2000 IPO, the Company was privately held.

     During fiscal year 2001, AOLA’s principal stockholders, America Online, members of the Cisneros Group of Companies (the “Cisneros Group”) and Banco Itaú, S.A. - Cayman Branch (“Banco Itaú”), signed a stock purchase agreement under which they agreed to provide an aggregate of $150.0 million in additional capital.

     On March 8, 2002, as more fully described in Note 4, AOLA entered into a financing agreement (the “Note Purchase Agreement”) with AOL Time Warner Inc. (“AOLTW”), the parent of one of AOLA’s principal stockholders, under which it will provide up to $160.0 million in additional financing. Through September 30, 2002, AOLA has issued five tranches of notes totaling $71.3 million to AOLTW.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

– UNAUDITED –

NOTE 3 - LOSS PER COMMON SHARE

     The following table presents the calculation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share amounts):

	(Unaudited)		(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(35,238)	$(69,131)	$(128,054)	$(224,481)
Less: Dividends on Series B and C preferred shares	4,653	4,579	13,955	12,354

Net loss applicable to common stockholders	(39,891)	(73,710)	(142,009)	(236,835)
Weighted average number of common shares outstanding	67,070	67,055	67,067	65,652

LOSS PER COMMON SHARE, Basic and diluted	$(0.59)	$(1.10)	$(2.12)	$(3.61)

     AOLA has the intention and unconditional right to redeem the preferred stock by issuing common stock. There is no difference between AOLA’s basic and diluted loss per share since the effect of any contingently issuable common stock on loss per share is anti-dilutive for all periods presented. Potential anti-dilutive securities for the nine months ended September 30, 2002 and 2001 are set forth on the table below:

	(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Series B Preferred Stock	121,692,431	116,010,456
Series C Preferred Stock	111,413,994	111,413,994
AOL Warrant	16,541,250	16,541,250
AOLTW Senior Convertible Note	19,674,390	—
Stock Options	15,888,794	15,857,289

	285,210,859	259,822,989

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

– UNAUDITED –

NOTE 4 – 11% SENIOR CONVERTIBLE NOTES

     In order to fund AOLA’s fiscal 2002 operating and cash requirements, on March 8, 2002, AOLA entered into the Note Purchase Agreement with AOLTW pursuant to which AOLTW has agreed to make available to AOLA, subject to standard borrowing conditions, up to $160 million in exchange for AOLA 11% senior convertible notes due in 2007 (the “Notes”).

     The Notes are convertible into Series B Redeemable Convertible Preferred Stock (“Series B Stock”), which is the series of preferred stock currently held by America Online and AOLTW. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% above the closing trading price of AOLA’s class A common stock on March 8, 2002). The Notes are convertible at any time at the option of the holder, and will be redeemable by AOLA at any time 18 months after the date of the note purchase agreement, subject to the holders’ right to convert the indebtedness into preferred stock. In addition, the Notes are required to be repaid, at the option of the holder, in the event of significant asset sales or if AOLA raises additional debt or equity funds.

     If the entire $160 million principal amount of the Notes were to be converted by AOLTW, an additional 44,150,110 shares of Series B Stock would be issued to AOLTW, increasing its economic ownership in the company to 51.6%, and its relative voting strength to approximately 60.8%, assuming conversion of a warrant held by AOL (the “AOL Warrant”) that is immediately exercisable to purchase approximately 16.5 million shares of any combination of AOLA’s series B preferred stock, class B common stock or class A common stock. Although the conversion of the Notes, the payment of dividends and interest in additional shares of voting stock and the exercise of the AOL Warrant could each result in AOLTW and its affiliates holding more than 50% of the outstanding voting stock of AOLA, it would not alter other corporate governance provisions or result in a change of control.

     Interest on the Notes is due quarterly and is payable either in cash or preferred stock at AOLA’s option. In the event that interest is paid in shares, the price per share is to be determined based on the average closing price of AOLA’s class A common stock for the twenty trading dates ending on the second trading day prior to the date of payment. Interest payments on the Notes, which mature in March 2007, could total approximately $85 million, depending on the exact timing of the drawdowns. Through September 30, 2002, AOLA has issued five tranches of Notes under the note purchase agreement, totaling $71.3 million in principal. An additional drawdown in the amount of $9.5 million was executed on October 18, 2002.

     The first payment of interest on the Notes, which covered the period from March 11 through June 30, 2002, was paid to AOLTW in cash on July 1, 2002 in the amount of $1.0 million. On September 30, 2002, the second interest payment on the Notes of approximately $1.8 million, which covered the period from July 1 through September 30, 2002, was paid to AOLTW through the issuance of 5,681,975 shares of series B preferred stock, based on a price of $0.315 per share. For the foreseeable future, interest payments are expected to be made through the issuance of additional shares.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

– UNAUDITED –

NOTE 5 - BANCO ITAÚ MARKETING STRATEGIC ALLIANCE

     On June 12, 2000, AOLA entered into a ten-year strategic marketing alliance with Banco Itaú, one of the largest banks in Latin America, which at that time had approximately 7.4 million customers and 1.4 million users of its interactive financial services. AOLA has created a customized co-branded version of the America Online Brazil service that Banco Itaú markets to its customers. On August 11, 2000, AOLA issued an aggregate of 31,700,000 shares of class A common stock to Banco Itaú and one of its affiliates, in exchange for Banco Itaú’s commitment to various subscriber membership and revenue levels during the first five years of the alliance. The shares were valued at approximately $253.6 million, based on the $8.00 per share initial public offering price.

     In return for the consideration received for entering into the strategic marketing agreement, Banco Itaú agreed to achieve certain subscriber and revenue targets in the first five years of the agreement. In the event these performance targets are not met, Banco Itaú could be liable for payments to AOLA. The maximum amount of such payments is $164.8 million. Banco Itaú has provided promissory notes that secure any potential payments due to AOLA. The unamortized cost of this agreement was recorded as a contra-equity account and captioned as “Unearned Services” in the accompanying consolidated balance sheet upon issuance of the shares to Banco Itaú.

     As there are potential specific payments related to performance targets in the first five years of the agreement, AOLA is expensing $164.8 million of the cost on a straight-line basis over that period and the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement. The amortization of the unearned service related to the Banco Itaú strategic alliance for the three and nine months ended September 30, 2002 amounted to $10.5 million (2001 - $10.5 million) and $31.3 million (2001 - $31.4 million), respectively. These expenses are included in the accompanying consolidated statements of operations as part of sales and marketing expenses.

     In addition, under the aforementioned strategic alliance, Banco Itaú is required to offer at least one hour of subsidized usage per month to subscribers of the co-branded service following the expiration of a subscriber’s trial period. Banco Itaú may also choose to provide its customers additional subsidized time beyond the one hour obligation. Moreover, Banco Itaú is required to pay AOLA a nominal amount for subscribers who have not used the service during the previous month and who were beyond their free trial period. AOLA records amounts received from Banco Itaú on behalf of its customers for subsidies, which it chooses or is required to make, as a reduction of marketing expenses and not as subscriber revenues. For the three and nine months ended September 30, 2002, these payments amounted to $0.8 million (2001 – $1.0 million) and $3.7 million (2001 – $1.3 million), respectively. Amounts paid directly to AOLA by subscribers that exceed the time subsidized by Banco Itaú are included in subscription revenues. For the three and nine months ended September 30, 2002, these totaled $1.5 million (2001 - $0) and $3.3 million (2001-$0), respectively.

NOTE 6 - LEGAL PROCEEDINGS

     On December 28, 1999, ADEC, a non-governmental, private consumer protection association, filed a complaint against AOLA in the Brazilian State of Rio de Janeiro seeking monetary damages and a preliminary restraining order. ADEC is seeking R$10.0 million, or approximately U.S. $2.6 million, in damages on behalf of consumers who have allegedly complained about the installation of the America Online Brazil software on their PCs. The preliminary restraining order would have required AOLA to stop distributing CD software in Brazil, to collect CD software already distributed, and to publish an injunction in newspapers of significant circulation. While ADEC obtained the order, AOLA was successful in having it revoked and ADEC later lost an appeal of the revocation. At ADEC’s request, the court allowed the publication of a general public summons inviting consumers to join ADEC as plaintiffs, which gave potential plaintiffs a thirty-day period to join the action. Until September 2002, the case was suspended by an appeal filed by AOLA in which it asked the appellate court of the State of Rio de Janeiro to review the lower court’s decision to appoint an independent expert witness to gather further evidence on the CD software and also to review some preliminary arguments raised by AOLA in its response to this lawsuit that were rejected by the lower court. In September 2002, AOLA lost its appeal and the case was returned to the lower court. AOLA has since filed new appeals with the federal courts in Brasilia. AOLA intends to file a motion with the lower court requesting dismissal of the case on the grounds that it is now moot since the Company no longer distributes the CDs that are the subject of the dispute. Although AOLA believes that ADEC’s claims are without merit and AOLA will continue to contest them vigorously, AOLA may not be successful in defeating its claims. If AOLA is unsuccessful in contesting these claims, ADEC’s claims could have a material adverse effect on AOLA’s results of operations and financial position.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

– UNAUDITED –

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

     Each of AOLA’s operating segments derives its revenues from interactive services through subscription revenues and advertising, commerce and other revenues. Interactive services consist of the delivery of AOLA’s interactive products, including the AOLA country services and portals. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in our 2001 Annual Report on Form 10-K. The table below presents a reconciliation of the combined segment information to AOLA’s reported revenues and operating loss as included in the Consolidated Statement of Operations for the periods indicated (in thousands):

	(Unaudited)		(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Subscriptions
- Brazil	$6,365	$4,639	$19,602	$12,597
- Mexico	6,067	5,296	18,812	13,456
- Argentina	345	1,978	1,481	5,466
- Puerto Rico	2,937	1,693	7,689	2,859
- Corporate and other	61	75	109	277

	15,775	13,681	47,693	34,655
Advertising and other
- Brazil	1,129	1,936	4,194	7,119
- Mexico	373	2,520	1,585	4,370
- Argentina	54	430	290	1,426
- Puerto Rico	139	42	379	74
- Corporate and other	87	88	120	119

	1,782	5,016	6,568	13,108
Total
- Brazil	7,494	6,575	23,796	19,716
- Mexico	6,440	7,816	20,397	17,826
- Argentina	399	2,408	1,771	6,892
- Puerto Rico	3,076	1,735	8,068	2,933
- Corporate and other	148	163	229	396

	$17,557	$18,697	$54,261	$47,763

Loss from operations
- Brazil	$(20,369)	$(34,669)	$(76,311)	$(112,943)
- Mexico	(6,801)	(16,803)	(31,130)	(53,659)
- Argentina	(438)	(8,915)	(2,594)	(34,641)
- Puerto Rico	247	(2,155)	374	(6,721)
- Corporate and other	(5,951)	(7,301)	(15,575)	(20,965)

	$(33,312)	$(69,843)	$(125,236)	$(228,929)

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

– UNAUDITED –

     The following table presents a reconciliation of reportable segment assets and long-lived assets to the consolidated financial statement totals as of the dates indicated (in thousands):

	September 30,	December 31,
	2002	2001

	(Unaudited)
Total assets
- Brazil	$6,513	$14,376
- Mexico	7,916	11,345
- Argentina	3,798	9,262
- Puerto Rico	625	303
- Corporate and other	14,283	49,098

	$33,135	$84,384

Long-lived assets
- Brazil	$2,479	$4,756
- Mexico	1,515	2,119
- Argentina	306	958
- Puerto Rico	214	56
- Corporate and other	2,850	4,069

	$7,364	$11,958

     The following table shows AOLA’s depreciation and amortization and capital spending on a segment basis for the periods indicated (in thousands):

	(Unaudited)		(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Depreciation and amortization
- Brazil	$625	$406	$2,057	$1,157
- Mexico	310	245	937	779
- Argentina	79	142	273	417
- Puerto Rico	21	51	52	53
- Corporate and other	198	564	591	1,197

	$1,233	$1,408	$3,910	$3,603

Capital spending
- Brazil	$246	$252	$859	$1,679
- Mexico	81	84	227	191
- Argentina	-	55	7	127
- Puerto Rico	45	8	61	46
- Corporate and other	149	618	493	3,384

	$521	$1,017	$1,647	$5,427

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

– UNAUDITED –

     NOTE 8 – SUBSEQUENT EVENTS

     On October 18, 2002, AOLA issued its sixth tranche of Notes under the note purchase agreement, which AOLTW purchased at par value $9.5 million in principal amount. The potential anti-dilutive securities arising from the conversion of the Notes issued in this drawdown is 2,621,412 additional shares of series B preferred stock.

     The Company’s class A common stock is currently traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) SmallCap Market, under the symbol AOLAC. On July 29, 2002, the Company received a letter from NASDAQ stating that its class A common stock did not comply with the minimum market capitalization requirement for continued listing as set forth in Marketplace Rule 4310(c)(2)(B)(ii)) (the“Rule”). Therefore, in accordance with Marketplace Rule 4310(c)(8)(C), the Company was provided 30 calendar days, or until August 28, 2002, to regain compliance with the rule. As a result of not regaining compliance within the established Rule’s deadline, on August 30, 2002, the Company received a delisting notice from NASDAQ stating that its class A common stock no longer met the requirements for continued listing.

     During the second quarter of 2002, the Company received a separate letter from NASDAQ stating that its class A common stock was not in compliance with the minimum bid price requirement for continued listing on the NASDAQ SmallCap Market (Marketplace Rule 4310(c)(4)). In order for the Company’s class A common stock to continue to be listed on the NASDAQ SmallCap Market, in addition to satisfying the $35 million market capitalization requirement, the closing bid price of the class A common stock must be $1.00 or more for a minimum of ten consecutive business days on or before January 13, 2003.

     On October 4, 2002, the Company presented a plan to the NASDAQ Listing Qualifications Panel designed to remedy its noncompliance with the Rule’s $35 million minimum market capitalization requirement as well as the $1.00 minimum bid price requirement. The plan presented to NASDAQ included an agreement by the Company’s two largest stockholders, America Online and the Cisneros Group, to convert a sufficient number of shares of their holdings of preferred stock to class A common stock so as to achieve compliance with the $35 million market capitalization requirement. The Company received NASDAQ’s decision on November 5, 2002. The Company was granted an exception to the NASDAQ market capitalization requirement during a conditional listing period, which ends on January 27, 2003. During this conditional listing period, the market value of the Company’s class A common stock must exceed $35 million for ten consecutive trading days and the closing bid price of its class A common stock must exceed $1.00 for ten consecutive trading days. Since the closing bid price of its class A common stock on November 5, 2002, was $0.70, under the terms of the preferred stock conversion agreement, America Online and the Cisneros Group were not obligated to convert any preferred shares. The Company intends to seek stockholder approval to implement, if necessary, a reverse stock-split of up to 15-for-1 in an effort to gain compliance with the minimum bid price requirement.

     There can be no assurance that the Company will satisfy the market capitalization and $1.00 minimum bid price requirements during the conditional listing period. In the event that such requirements are not satisfied, the Company expects its class A common stock to trade on the Over-the-Counter Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last-sales prices, and volume information for more than 3,600 equity securities.

     NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB No.4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB No. 64, “Extinguishments of Debt to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB No. 13, “Accounting for Leases,” to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with regard to the rescission of Statement 4; the provisions in paragraph 8 and 9(c) of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002; and all other provisions are effective for financial statements issued on or after May 15, 2002. AOLA does not believe that the adoption of the provisions of SFAS 145 will have a material, if any, impact on its results of operations.

     FASB Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities,” addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability.

     Severance pay under Statement 146, in many cases, would be recognized over time rather than up front. The FASB decided that if the benefit arrangement requires employees to render future service beyond a “minimum retention period” a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee’s termination benefit is based on length of service. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. AOLA does not believe that the adoption of the provisions of SFAS 146 will have a material, if any, impact on its results of operations.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     On March 8, 2002, the Registrant entered into a Note Purchase Agreement with AOLTW. Under the Note Purchase Agreement, AOLTW agreed to purchase from the Registrant, prior to December 31, 2002 and subject to standard borrowing conditions, up to $160 million of the Registrant’s senior convertible notes due in March of 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a description of this financing. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The senior convertible notes are exchangeable for the Registrant’s series B redeemable convertible preferred stock, $.01 par value per share (“series B preferred stock”). The series B preferred stock has ten votes per share and special governance rights. Shares of series B preferred stock are convertible into shares of the Registrant’s class B common stock, $.01 par value per share (“class B common stock”), which can be converted into the Registrant’s class A common stock, $.01 par value per share (“class A common stock”), at any time on a one-for-one basis.

     The class A common stock has only one vote per share and no special governance rights. The series B preferred stock is convertible into class B common stock at any time on a one-for-one basis, which has one vote per share and no special governance rights. On each of March 11, 2002, April 23, 2002, May 28, 2002, July 10, 2002, August 12, 2002 and October 18, 2002, the Registrant sold senior convertible notes to AOLTW for $17.3 million, $13.0 million, $15.0 million, $13.0 million, $13.0 million and $9.5 million, respectively, in principal amount. The initial conversion price, subject to adjustment, is $3.624 per share. The Registrant used the proceeds from these sales for working capital purposes.

     The offer and sale of the senior convertible notes was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), as set forth in Section 4(2) relating to sales by an issuer not involving any public offering or the rules and regulations thereunder. The offer and sale was made only to “accredited investors” as such term is defined in Regulation D under the Securities Act and the Registrant did not engage in any general solicitation or make any advertisement with respect to the offer and sale of the senior convertible notes. All of the senior convertible notes sold in the private placement are restricted securities for purposes of the Securities Act.

     On September 30, 2002, AOLA issued 5,681,975 shares of series B preferred stock with a liquidation value of approximately $15.5 million to AOLTW in payment of interest due on the senior convertible notes for the period July 1, 2002 to September 30, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on July 31, 2002. Set forth below are the descriptions of the matters voted upon and the voting results for each matter:

     Proposal 1: Election of Members of the Board of Directors. In addition to the three directors elected at the annual meeting, the following directors’ terms in office continued after the annual meeting: Steven I. Bandel, Janice Brandt, Gustavo A. Cisneros, J. Michael Kelly, Jr., Michael Lynton, Robert S. O’Hara, Jr., Cristina Pieretti, Joseph A. Ripp and Gerald Sokol, Jr.

Class A Common Shares	FOR	ABSTAIN

Vernon E. Jordan, Jr.	62,666,950	320,317
William H. Luers	62,695,696	291,571
M. Brian Mulroney	62,717,547	269,720

Series B preferred stock (10 votes per share)	FOR	ABSTAIN

Vernon E. Jordan, Jr.	1,160,104,560	0
William H. Luers	1,160,104,560	0
M. Brian Mulroney	1,160,104,560	0

Series B preferred stock (10 votes per share)	FOR	ABSTAIN

Vernon E. Jordan, Jr.	1,114,139,940	0
William H. Luers	1,114,139,940	0
M. Brian Mulroney	1,114,139,940	0

     Proposal 2: To ratify our board of directors’ selection of Ernst & Young LLP as the Company’s independent auditor for 2002.

	FOR	AGAINST	ABSTAIN

Class A Common Shares	62,859,693	97,864	29,710
Series B preferred stock (10 votes per share)	1,160,104,560	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

     Proposal 3: To amend the Company’s restated certificate of incorporation consisting of the following nine separate proposed amendments, all related to the sale of senior convertible notes by us to AOL Time Warner Inc., under a note purchase agreement:

(A) Approval of consistent statements allowing permitted transferees of America Online and the Cisneros Group to own shares of preferred stock and approval of a conforming change to the provision concerning the automatic conversion of preferred stock.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Class A Common Shares	45,214,957	343,082	78,706	17,350,522
Series B preferred stock (10 votes per share)	1,160,104,560	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

(B) Approval of increase in number of authorized shares of capital stock.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Class A Common Shares	45,207,225	387,709	41,811	17,350,522
Series B preferred stock (10 votes per share)	1,160,104,560	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

(C) Approval of increases or decreases in authorized shares of capital stock not being subject to vote of all holders of voting stock if any B or C stock is outstanding.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Class A Common Shares	44,475,523	1,096,190	65,032	17,350,522
Series B preferred stock (10 votes per share)	1,160,104,560	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

(D) Approval of modification of formula for determining number of shares of convertible stock available for transfer to America Online employees.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Class A Common Shares	45,159,264	410,329	67,152	17,350,522
Series B preferred stock (10 votes per share)	1,160,104,560	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

(E) Approval of “class B triggering event” and “class C triggering event” definition changes.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Class A Common Shares	45,174,443	382,768	79,534	17,350,522
Series B preferred stock (10 votes per share)	1,160,104,560	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

(F) Approval of changes to series B and series C preferred stock liquidation preferences.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Class A Common Shares	45,177,551	379,855	79,339	17,350,522
Series B preferred stock (10 votes per share)	1,160,104,560	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

(G) Approval of the payment of declared but unpaid dividends.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Class A Common Shares	45,282,380	296,320	58,045	17,350,522
Series B preferred stock (10 votes per share)	1,160,104,560	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

(H) Approval of the change to the redemption date provisions.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Class A Common Shares	45,218,056	333,885	84,804	17,350,522
Series B preferred stock (10 votes per share)	1,160,104,560	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

(I) Approval of clarification regarding dividend provisions with respect to series B and C preferred stock.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Class A Common Shares	45,229,060	326,565	81,120	17,350,522
Series B preferred stock (10 votes per share)	1,160,104,560	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

     Proposal 4: To amend our restated certificate of incorporation consisting of the following five separate proposed amendments, all related to corporate governance matters:

(A) Approval of a modification to the kinds of activities that require approval of the holders of a majority of the series B and C preferred stock, voting separately as a class.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Class A Common Shares	45,204,348	355,412	76,985	17,350,522
Series B preferred stock (10 votes per share)	1,160,104,560	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

(B) Approval of an increase in our ability to act without special committee approval.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Class A Common Shares	45,115,312	461,347	60,086	17,350,522
Series B preferred stock (10 votes per share)	1,160,104,560	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

(C) Approval of modification of approval powers of the special committee.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Class A Common Shares	45,145,466	423,424	67,855	17,350,522
Series B preferred stock (10 votes per share)	1,160,104,560	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

(D) Approval of insertion of cross-references with respect to proposals 4(b) and 4(c).

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Class A Common Shares	45,168,979	388,361	79,405	17,350,522
Series B preferred stock (10 votes per share)	1,160,104,560	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

(E) Approval of clarification that increases or decreases in authorized shares of capital stock not subject to vote of all holders of voting stock if any B or C stock is outstanding.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Class A Common Shares	16,460,643	29,101,159	74,943	17,17,350,522
Series B preferred stock (10 votes per share)	1,160,104,560	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

Proposal 5: Approval of issuance of additional shares of class A common stock pursuant to senior convertible notes.

	FOR	AGAINST	ABSTAIN
Class A Common Shares	45,181,158	383,380	72,207
Series B preferred stock (10 votes per share)	1,160,104,560	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

Proposal 6: Elimination of series F preferred stock.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Class A Common Shares	45,363,000	191,424	82,321	17,350,522
Series B preferred stock (10 votes per share)	1,160,104,560	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

Proposal 7: Approval of increase in the number of shares that may be issued under the 2000 stock plan

	FOR	AGAINST	ABSTAIN
Class A Common Shares	44,944,290	573,444	119,011
Series B preferred stock (10 votes per share)	1,160,104,560	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

     Item 5. Other Matters

     Our class A common stock is currently traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) SmallCap Market, under the symbol AOLAC. On July 29, 2002, we received a letter from NASDAQ stating that our class A common stock did not comply with the minimum market capitalization requirement for continued listing as set forth in Marketplace Rule 4310(c)(2)(B)(ii)) (the “Rule”). Therefore, in accordance with Marketplace Rule 4310(c)(8)(C), we were provided 30 calendar days, or until August 28, 2002, to regain compliance with the rule. As a result of not regaining compliance within the established Rule’s deadline, on August 30, 2002, we received a delisting notice from NASDAQ stating that our class A common stock no longer met the requirements for continued listing.

     During the second quarter of 2002, we received a separate letter from NASDAQ stating that our class A common stock was not in compliance with the minimum bid price requirement for continued listing on the NASDAQ SmallCap Market (Marketplace Rule 4310(c)(4)). In order for our class A common stock to continue to be listed on the NASDAQ SmallCap Market, in addition to satisfying the $35 million market capitalization requirement, the closing bid price of the class A common stock must be $1.00 or more for a minimum of ten consecutive business days on or before January 13, 2003.

     On October 4, 2002, we presented a plan to the NASDAQ Listing Qualifications Panel designed to remedy our noncompliance with the Rule’s $35 million minimum market capitalization requirement as well as the $1.00 minimum bid price requirement. The plan presented to NASDAQ included an agreement by our two largest stockholders, America Online and the Cisneros Group, to convert a sufficient number of shares of their holdings of preferred stock to class A common stock so as to achieve compliance with the $35 million market capitalization requirement. We received NASDAQ’s decision on November 5, 2002. We were granted an exception to the NASDAQ market capitalization requirement during a conditional listing period, which ends on January 27, 2003. During this conditional listing period, the market value of our class A common stock must exceed $35 million for ten consecutive trading days and the closing bid price of our class A common stock must exceed $1.00 for ten consecutive trading days. Since the closing bid price of our class A common stock on November 5, 2002, was $0.70, under the terms of the preferred stock conversion agreement, America Online and the Cisneros Group were not obligated to convert any preferred shares. We intend to seek stockholder approval to implement, if necessary, a reverse stock-split of up to 15-for-1 in an effort to gain compliance with the minimum bid price requirement.

     There can be no assurance that we will satisfy the $35 million market capitalization and $1.00 minimum bid price requirements during our conditional listing period. In the event that we do not satisfy these requirements, we expect that our class A common stock would trade on the Over-the-Counter Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last-sales prices, and volume information for more than 3,600 equity securities.

     Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit 3.1@	Fourth Restated Certificate of Incorporation of America Online Latin America, Inc. (included as Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit 3.2@	Amended and Restated By-laws of America Online Latin America, Inc. (included as Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q (No. 000-31181) and incorporated herein by reference).

Exhibit 4.1@	Form of class A common stock certificate (included as Exhibit 4.1 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

Exhibit 10.1	Separation Agreement and Release of Claims between America Online Latin America, Inc. and Gustavo Benejam dated August 31, 2002.

Exhibit 10.2	Separation Agreement and Release of Claims between America Online Latin America, Inc. and Javier Aguirre dated July 26, 2002.

Exhibit 10.3	Agreement for Consulting Services dated October 12, 2002, between America Online Latin America, Inc. and Javier Aguirre.

Exhibit 10.4	Letter of Employment dated July 26, 2002, between America Online Latin America, Inc. and Osvaldo Baños.

Exhibit 10.5	Letter of Employment dated June 17, 2002, between America Online Latin America, Inc. and Gustavo Rubio.

Exhibit 10.6	Letter Agreement dated August 7, 2002 amending Strategic Interactive Services and Marketing Agreement
among America Online Latin America, Inc., AOL Brasil, Ltda. and Banco Itaú, S.A.

Exhibit 10.7	Letter Agreement dated September 6, 2002 amending Strategic Interactive Services and Marketing Agreement
among America Online Latin America, Inc., AOL Brasil, Ltda. and Banco Itaú, S.A.

Exhibit 10.8	Letter Agreement dated November 8, 2002 amending Strategic Interactive Services and Marketing Agreement among America Online Latin America, Inc., AOL Brasil, Ltda. and Banco Itaú, S.A.

Exhibit 10.9@	Preferred Stock Conversion Agreement dated October 7, 2002 by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC (included as Exhibit 99.2 to the company’s Current Report on Form 8-K filed on October 7, 2002 (No. 000-31181 and incorporated herein by reference).

Exhibit 10.10	Exclusivity and Key Partner Contracts Agreement dated July 31, 2002 by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC.

Exhibit 10.11	Amendment of Memorandum of Agreement dated September 24, 2002, between America Online Latin America, Inc. and Turner Broadcasting System Latin America, Inc.

@ Incorporated by reference as indicated.

          (b) Reports on Form 8-K

     On September 26, 2002, we filed a Current Report on Form 8-K disclosing the departure of Gustavo Benejam, Chief Operating Officer of the Company, effective on September 30, 2002, to pursue personal objectives.

     On August 21, 2002, we filed a Current Report on Form 8-K disclosing the issuance of a press release on August 20, 2002, entitled “America Online Latin America and Banco Itaú in Discussions to Optimize Strategic Marketing Agreement.”

     On August 14, 2002, we filed a Current Report on Form 8-K disclosing that on August 14, 2002, Charles M. Herington, President and Chief Executive Officer of the Company and Javier Aguirre, Chief Financial Officer of the Company, each executed the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 in connection with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

     On July 31, 2002, we filed a Current Report on Form 8-K disclosing the receipt of a letter from Nasdaq dated July 29, 2002, stating that our class A common stock did not comply with the $35 million market capitalization requirement for continued listing on the Nasdaq SmallCap Market (Marketplace Rule 4310(c)(2)(B)(ii)). In addition, the letter also mentioned that for our class A common stock to continue to be listed on the Nasdaq SmallCap Market, the market value of the class A common stock must be $35 million or more for a minimum of 10 consecutive business days on or before August 28, 2002.

     On July 19, 2002, we filed a Current Report on Form 8-K disclosing the resignation on July 19, 2002, of Roberto Setubal from his position as a member of the Board of Directors effective on July 31, 2002.

     SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA ONLINE LATIN AMERICA, INC.

DATE: November 14, 2002	/s/ Osvaldo Baños ______________________________________
Osvaldo Baños
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

I, Charles M. Herington, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of America Online Latin America, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the “Evaluation Date”) and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or person’s performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Charles M. Herington _______________________________
Charles M. Herington
President and Chief Executive Officer

I, Osvaldo Baños, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of America Online Latin America, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the “Evaluation Date”;) and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or person’s performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Osvaldo Baños _______________________________
Osvaldo Baños
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

Exhibit 3.1@	Fourth Restated Certificate of Incorporation of America Online Latin America, Inc. (included as Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit 3.2@	Amended and Restated By-laws of America Online Latin America, Inc. (included as Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q (No. 000-31181) and incorporated herein by reference).

Exhibit 4.1@	Form of class A common stock certificate (included as Exhibit 4.1 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

Exhibit 10.1	Separation Agreement and Release of Claims between America Online Latin America, Inc. and Gustavo Benejam dated August 31, 2002.

Exhibit 10.2	Separation Agreement and Release of Claims between America Online Latin America, Inc. and Javier Aguirre dated July 26, 2002.

Exhibit 10.3	Agreement for Consulting Services dated October 12, 2002, between America Online Latin America, Inc. and Javier Aguirre.

Exhibit 10.4	Letter of Employment dated July 26, 2002, between America Online Latin America, Inc. and Osvaldo Baños.

Exhibit 10.5	Letter of Employment dated June 17, 2002, between America Online Latin America, Inc. and Gustavo Rubio.

Exhibit 10.6	Letter Agreement dated August 7, 2002 amending Strategic Interactive Services and Marketing Agreement among America Online Latin America, Inc., AOL Brasil, Ltda. and Banco Itaú, S.A.

Exhibit 10.7	Letter Agreement dated September 6, 2002 amending Strategic Interactive Services and Marketing Agreement among America Online Latin America, Inc., AOL Brasil, Ltda. and Banco Itaú, S.A.

Exhibit 10.8	Letter Agreement dated November 8, 2002 amending Strategic Interactive Services and Marketing Agreement among America Online Latin America, Inc., AOL Brasil, Ltda. and Banco Itaú, S.A.

Exhibit 10.9@	Preferred Stock Conversion Agreement dated October 7, 2002 by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC (included as Exhibit 99.2 to the company’s Current Report on Form 8-K filed on October 7, 2002 (No. 000-31181 and incorporated herein by reference).

Exhibit 10.10	Exclusivity and Key Partner Contracts Agreement dated July 31, 2002 by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC.

Exhibit 10.11	Amendment of Memorandum of Agreement dated September 24, 2002, between America Online Latin America, Inc. and Turner Broadcasting System Latin America, Inc.

@	Incorporated by reference as indicated.