Form 10-K
period 2002-12-31
AMERICA ONLINE LATIN AMERICA INC
filed 2003-03-31
CIK 1100395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-31181

America Online Latin America, Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0963212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6600 N. Andrews Avenue

Suite 400
Fort Lauderdale, FL 33309
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:

954-689-3000

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A common stock, par value $0.01 per share

(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which common stock was last sold, or the average bid and asked price of the common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2002, was $14,804,624.

      The number of shares of the registrant’s class A common stock outstanding as of March 25, 2003 was 135,135,137. No shares of the registrant’s class B common stock or class C common stock were outstanding as of March 25, 2003.

PART I

      This Annual Report on Form 10-K contains forward-looking statements that are based on our current expectations. Actual results in future periods may differ materially from those expressed or implied by such forward-looking statements because of a number of risks and uncertainties. For a discussion of factors affecting our business and prospects, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

Item 1.     Business

Overview

      America Online Latin America, Inc. (“we,” “us,” “AOLA” or the “company”) is one of the leading interactive service providers in Latin America. Our goal is to become Latin America’s leader in the development of the global interactive medium that is changing the way people communicate, stay informed, are entertained, learn, shop and conduct business. We derive our revenues principally from member subscriptions to our AOLA country services and the AOL-branded service in Puerto Rico. We also generate additional revenues from advertising and other revenue sources. Our comprehensive online services, which are available to subscribing members, and our interactive services are developed on a country-by-country and regional basis and are tailored to local interests.

      The AOLA country services provide our members with easy and reliable access to local, regional and global online communities, content and localized versions of America Online, Inc.’s (“America Online”) interactive products. Our AOLA country services seamlessly integrate the Internet, enabling members to access and explore the Internet. We believe the AOLA country services encourage members to participate in interactive communities through tools such as Spanish and Portuguese versions of AOL Instant Messenger, Buddy Lists, e-mail, public bulletin boards, online meeting rooms, conversations, chat and auditorium events. Members can also personalize their online experience through a variety of features, including customized news and parental and e-mail controls. Our AOLA country services also provide members with local and regional content organized into channels, making areas of interest easy to find, as well as providing access to the extensive global content of the AOL service.

      Our markets in Latin America are Brazil, Mexico, Argentina and Puerto Rico. In November 1999, we launched our first AOLA country service, America Online Brazil. As of February 2003, we offered our America Online Brazil service in 237 cities in Brazil. In July 2000, we launched our country service in Mexico, America Online Mexico. As of February 2003, we offered our America Online Mexico service in 58 cities in Mexico. In August 2000, we launched our country service in Argentina, America Online Argentina. As of February 2003, we offered our America Online Argentina service in 22 cities in Argentina. As part of the ongoing development of our service territory, in December 2000, we expanded into Puerto Rico under an agreement with America Online under which America Online transferred its economic interest in its existing subscriber base to us. We receive the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico and include these subscribers in our member totals. Subscribers in Puerto Rico are provided with both English and Spanish language content through the AOL-branded service. As of February 2003, service in Puerto Rico was offered island-wide.

      In June 2000, we entered into a ten-year strategic alliance with Banco Itaú, one of the largest banks in Latin America. We launched a co-branded, customized version of our America Online Brazil service that Banco Itaú began marketing to its customers in December 2000 and Banco Itaú is obligated to promote the co-branded service as the principal means of accessing Banco Itaú’s interactive financial services. As of December 2002, Banco Itaú reported that it had approximately 9.2 million active customers, of which 2.6 million were registered to use online banking services, primarily through Banco Itaú’s proprietary service, as well as the AOL co-branded service. We believe that this relationship will enable us to expand our Internet presence in Brazil by allowing us to gain access to Banco Itaú’s online as well as offline customer base.

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

      On December 14, 2002, we amended our strategic marketing alliance with Banco Itaú. Under the new agreement, we now oversee, in large part, the marketing activities for the co-branded service. Banco Itaú is obligated to establish kiosks and point-of-sale displays in hundreds of its bank branches for the promotion of the co-branded service, which are staffed by promoters trained by AOL Brazil. Potential subscribers are able to sample the co-branded service and register in the bank branch. Banco Itaú is also required to distribute, at our direction, a certain number of CD-ROMs containing the software for the co-branded service via in-branch promotions and direct mail. Banco Itaú must also produce and broadcast a certain number of television commercials promoting the co-branded service and provide exclusive online banking benefits to subscribers to the co-branded service. Banco Itaú will be responsible for the cost of these marketing efforts. The modified marketing arrangements will remain in effect through March 2006, although the ten-year term of the agreement did not change. For further discussion of the revised marketing agreement with Banco Itaú, please see Item 1 — Business — Strategic Alliance with Banco Itaú.

      We consider countries in which we have launched our AOLA country services as operational segments and internally report our operations on a country-by-country basis. Each of our operating segments derives its revenues through the provision of interactive services from subscription revenues and advertising and other revenues. For further discussion derived from our operating segments, please see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Results of Operations.

      Our founders and principal stockholders are America Online, a subsidiary of AOL Time Warner Inc. (“AOLTW”), and the Cisneros Group of Companies (“Cisneros Group”). The Cisneros Group is a name used to describe a group of investments, joint ventures, strategic alliances and companies that are associated with two of our directors, Ricardo and Gustavo Cisneros, and trusts established by them principally for the benefit of themselves and their families.

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

      Channel Line-Up. Each AOLA country service features channels for news, finance, entertainment, Internet and computing, sports, local, lifestyles and shopping.

      Personalization and Control Features. Members are able to personalize their experience on our AOLA country services through a number of features and tools, including:

•	Multiple screen names, or e-mail accounts, per membership, allowing up to seven members of a household to use the service at no additional charge.

•	Parental controls to help parents guide their children’s online experience, including tools that limit access to particular areas or features on the AOLA country services and the Internet.

•	Mail controls that allow members to limit who may send them e-mail and to block specific types of e-mail.

•	Favorite places, which allow members to mark particular Internet sites or areas on our online services to facilitate subsequent visits to those sites or areas.

•	Marketing preferences that enable members to elect not to receive selected marketing offers.

•	A Web security browser that will encrypt confidential information, providing more secure online shopping.

      Online and Offline “Help.” We offer our members both online “help” and offline customer support services. Our AOLA country services’ “help” feature assists members with their inquiries online. Offline, we have call centers providing live customer service to members, currently 24 hours a day, seven days a week. The cost of such member services support is free to members subscribing to bundled pricing plans; members subscribing to unbundled plans incur per call charges and/or charges proportional to the amount of time required to service the call. The cost charged for providing call center support to members is exclusive of any potential local telephone call charges members in each country may incur.

      Service Plans, Pricing and Collection Mechanisms. Service plans are priced according to usage and the level of member services support selected by the member. In general, members are able to select from one of several service plan combinations, including those that follow. All references to the equivalent pricing in U.S. dollars reflect exchange rates for the applicable local currencies as of March 25, 2003.

•	unlimited use plans inclusive of live member services support (unlimited bundled plans), which offer unlimited online access and unlimited live member services support for a fixed monthly fee;

•	limited use plans, inclusive of live member services support (limited bundled plan), which offer a combination of a fixed monthly fee for a specified number of hours of online access with the option to spend additional time online, billed at an hourly rate, plus access to unlimited live member services support; and

•	unlimited access plans, exclusive of live member services support (unbundled plans), which offer unlimited online access at a lower price than unlimited bundled plans. Member services support, if requested by the member, is billed at a flat rate per service call or based on the duration of the call to the call center.

      In Brazil, for subscribers other than those to the Banco Itaú co-branded service, as of March 25, 2003, we offered several service plans, priced in Brazilian reals, including:

•	bundled unlimited access and live member services support for new members, currently priced at a fixed monthly fee of R$34.95, which was equal to approximately U.S.$10.39; and

•	bundled limited access plans, providing 20 hours, 10 hours, and 5 hours of access per month, plus unlimited live member services support for a monthly fee of R$20.95 (U.S.$6.27), R$15.69

(U.S.$4.66) and R$10.44 (U.S.$3.11), respectively. Additional time online is billed at R$1.36 to R$3.10, or approximately U.S.$0.40 to U.S.$0.92, per hour.

      The Brazil service plans described above are also offered at discounts to monthly billing rates for members who prepay their AOL service. Prepayment plans are offered for six and twelve month periods. Additional discounts are offered for payments via credit cards. The price of all Brazil service plans includes an amount equivalent to the 5.0% ICMS (Imposto sobre Circulação de Mercadorias e Serviços) tax levied on telecommunications services in Brazil and paid to local tax authorities. To date, the majority of our subscribers in Brazil, other than subscribers to our co-branded service with Banco Itaú, have chosen the unlimited service price plan. Banco Itaú customers who become subscribers to the co-branded service are currently entitled to a 20% discount off the standard price for the unlimited service plan.

      In Argentina, as of March 25, 2003, we offered both bundled and unbundled service plans, priced in Argentine pesos, including:

•	bundled unlimited access, which includes unlimited call center support, for a fixed monthly fee of ARS$28.40 plus an additional ARS$5.96 in value added tax (“VAT”), which total approximately U.S.$11.71

•	bundled limited access plans, providing 15 hours and 10 hours of access per month, plus unlimited live member services support for a monthly fee of ARS$17.40 and ARS$12.90, plus VAT of ARS$3.65 and ARS$2.71, respectively, which total approximately U.S.$7.17 and U.S.$5.32, respectively. Additional time online is billed at ARS$3.00 plus VAT of ARS$0.63, or approximately U.S.$1.02 per hour plus VAT of approximately U.S.$0.21; and

•	unbundled unlimited access, where costs for access to live member services support are incremental and based on the actual level of support provided, currently priced at a fixed monthly fee of ARS$17.40, plus VAT of ARS$3.65, which total approximately U.S.$7.17. Call center services support is provided for free during a member’s trial period; afterwards, access to live member services support is provided at a cost of ARS$2.00 per support call, which total approximately U.S.$0.68.

      In addition, the Argentina service plans described above are also offered at discounts to monthly billing rates for members who prepay their AOLA service. Prepayment plans are offered for six and twelve-month periods. Additional discounts are offered for payments via credit cards.

      In Mexico, we offered various service plans as of March 25, 2003, priced in Mexican pesos, including:

•	bundled unlimited access, which includes unlimited call center support, for a fixed monthly fee of MXN$219.00 plus MXN$32.85 in VAT, which total approximately U.S.$23.52;

•	bundled 10 hours of access, which includes unlimited call center support, for a monthly fee of MXN $149.00 plus VAT of MXN $22.35, which total approximately U.S.$16.00 and additional time online billed at MXN$21.00 including VAT, or approximately U.S.$1.96, per hour. This service plan is available only to subscribers paying by credit card; and

•	bundled 5 hours of access, which includes unlimited call center support, for a monthly fee of MXN$79.00 plus VAT of MXN$11.85, which total approximately U.S.$8.48 with additional time online billed at MXN$18.00 including VAT, or approximately U.S.$1.68, per hour. This service plan is available only to subscribers paying by credit card.

      We also offer, under certain circumstances, an unbundled unlimited access plan in Mexico, with call center support charged on a per call basis. This service plan is priced at MXN$179.00 plus VAT of MXN$26.85, which total approximately U.S.$19.22.

      The Mexico plans described above are also offered at discounts to monthly billing rates for members who prepay their AOLA country service. Prepayment plans are offered for six, nine and twelve-month periods. Additionally, discounts are offered for payments via credit cards for any price plan. The above plans exclude local telephone charges, which are borne by members.

      In Puerto Rico, pricing is based on service plans offered by America Online in the United States. All service plans offered are bundled, and therefore include unlimited call center support. Service plans offered include the following:

•	unlimited monthly access, which includes unlimited call center support, for a monthly fee of U.S.$23.90;

•	5 hours of access per month, which includes unlimited call center support, for a monthly fee of U.S.$9.95 with additional time online billed at U.S.$2.95 per hour;

•	3 hours of access, which includes unlimited call center support, for a monthly fee of U.S.$4.95 with additional time online billed at U.S.$2.50 per hour; and

•	“bring your own access,” AOL usage through a third-party Internet provider, also with unlimited call center support, for a monthly fee of U.S.$14.95.

Prepaid yearly plans offering additional discounts are also available in Puerto Rico.

      We make our AOLA country services available to a broad audience of potential subscribers by offering multiple mechanisms through which our members can pay us. With the exception of Brazil, the AOLA country services and the AOL-branded service in Puerto Rico were initially launched with credit cards as the primary subscriber payment method. The Brazil country service concurrently offered credit cards and a cash payment method known as the “boleto.” The boleto is a customary form of payment in Brazil under which Brazilian banks that we designate act as conduits for collecting the related payments. In addition, customers of certain banks in Brazil, including customers of our Banco Itaú co-branded service, have the option of permitting direct debits from their accounts for purposes of paying subscriber fees. In May 2001, we began to offer cash payment options in Mexico and Argentina. Under cash payment alternatives, members can subscribe to our AOLA country services without using a credit card, thus allowing us to reach a greater number of potential members. Members in Puerto Rico may pay their subscription fees either through credit cards or direct debit to their bank accounts.

      Since its introduction, the “cash payment” alternative has accounted for a substantial majority of all new member registrations in Brazil, Mexico and Argentina and as of December 31, 2002 represented the payment mechanism selected by approximately 45% of our subscribers in Brazil (other than those to the Banco Itaú co-branded service), 41% of our members in Mexico and 50% of our members in Argentina. As of March 25, 2003, approximately 40% of our total subscriber base (excluding subscribers to the Banco Itaú co-branded service) had selected payment options other than credit card or direct debit. Although we have not experienced any significant difficulties collecting subscription fees from members using credit cards and direct debit mechanisms, collection rates from members opting for the cash payment mechanisms have been lower and less timely. We are taking steps to improve further the validation of registration data provided by cash payment subscribers by requiring these subscribers to call our customer service centers to finalize their registration. In Mexico, we are also emphasizing prepaid subscription plans whereby subscribers pay in advance for service periods ranging up to one year. Initial results indicate these efforts have resulted in a reduction of the overall percentage of members who have selected the cash method as their payment option. In Mexico, prepaid plans are growing in importance and currently account for about 14% of current AOL Mexico members; however, prepaid plans are not currently actively marketed in Brazil, Argentina and Puerto Rico.

      We are taking steps to encourage conversion of subscribers selecting cash payment options to credit and direct debit payment options. For instance, we offer discounts to subscribers to our AOLA country services (other than subscribers to the Banco Itaú co-branded service) who choose the credit card payment option.

      Free Trial. We generally make our AOLA country services and the AOL-branded service in Puerto Rico, including Internet access, available for free to new subscribers for a limited period of time so they can experience our service. We currently offer most new subscribers to our AOLA country services, including subscribers to the Banco Itaú co-branded service, a 30-day free trial period from the date they register for the service. Over the past year, we reduced the length of the free trial period and no longer offer three-month trial periods. This reduction was undertaken in connection with our efforts to improve the quality of our membership base by targeting members who are more likely to pay their subscription fees on a timely basis. Beginning in January 2003, in Mexico, we eliminated free trial periods entirely for members who choose cash payment options.

U.S. Hispanics Content Area

      Under a one-year agreement dated as of February 22, 2003 with America Online, we program a content area on the AOL service in the United States targeted to the fast-growing Hispanic community in the U.S. The content area is located in the AOL U.S. service at AOL keyword: Latino and includes Spanish language content from providers including Univision.com and EFE. America Online is obligated to pay us $750,000 per year for these programming services to reimburse us for our costs. We also have the potential to participate in the advertising revenue generated from this content area once certain minimums are achieved. The amount of such advertising revenue is not expected to be material.

     AOL Mobile

      In Brazil, Mexico and Argentina, we offer AOL Mobile service that allows consumers with Internet-ready mobile phones to access select content and features of the AOLA country services. In addition, subscribers to the AOLA country services can access AOL e-mail using AOL Mobile. We offer AOL Mobile services to customers of the following mobile phone providers: Telefonica Celular and Nextel.

     CompuServe

      We have the right to market the CompuServe brand in Latin America. From our inception until early 2002, we received subscription fees from users of the CompuServe service. We ceased operation of our CompuServe service in 2002.

Strategic Alliance with Banco Itaú

      In June 2000, we entered into a ten-year strategic alliance with Banco Itaú, one of the largest banks in Latin America. We launched a co-branded, customized version of our America Online Brazil service that Banco Itaú began marketing to its customers in December 2000, and Banco Itaú is obligated to promote the co-branded service as the principal means of accessing Banco Itaú’s interactive financial services. We believe that our relationship with Banco Itaú will enable us to expand our Internet presence in Brazil by allowing us to gain access to Banco Itaú’s online as well as offline customer base.

      On December 14, 2002, we entered into an agreement that restructured our strategic marketing alliance with Banco Itaú. Under the new agreement, we now oversee, in large part, the marketing activities for the co-branded service. Banco Itaú is obligated to establish kiosks and point-of-sale displays in hundreds of its bank branches for the promotion of the co-branded service, which are staffed by promoters trained by AOL Brazil. The number of promoters will vary depending on the success of the marketing efforts, which are reviewed quarterly. If the marketing efforts do not meet specified goals, the number of promoters will be decreased, subject to a floor on the number of promoters. Conversely, if the marketing efforts exceed specified levels, the number of promoters will be increased, subject to a maximum number of promoters. Potential subscribers are able to sample the co-branded service and register in the bank branches. Banco Itaú also is required to distribute, at our direction, a certain number of CD-ROMs containing the software for the co-branded service, via in-branch promotions and direct mail. In addition, Banco Itaú must produce and broadcast a certain number of television commercials promoting the co-branded service and is required to provide exclusive or preferred online banking benefits to subscribers to the co-branded service. Banco Itaú will be responsible for the cost of these marketing efforts. The modified marketing arrangements will remain in effect through March 2006, although the original ten-year term of the agreement did not change.

      Banco Itaú’s customers who register for the co-branded service after December 14, 2002 are entitled to a one-month free trial period, the length of which may be changed in the future, and, if they subscribe to the monthly unlimited-use plan, they are entitled to a 20% discount off the standard price. Prior to the new agreement, Banco Itaú was required to offer its subscribers at least one hour of subsidized usage per month following the expiration of their trial period, although Banco Itaú was responsible to us only for actual usage by the subscriber. Banco Itaú is no longer required to subsidize usage for new subscribers to the co-branded service who register after December 14, 2002; however, Banco Itaú, at its option, may subsidize hours for certain customers who were subscribers to the co-branded service prior to December 14, 2002. In addition, during a short transition period, Banco Itaú is required to pay us a nominal amount for subscribers who have not used the service during the previous month and who are no longer in their free trial period. As of February 2003, approximately three-fourths of the subscribers to the Banco Itaú co-branded service had not used the service during the previous month. Furthermore, substantially all of the remaining Banco Itaú subscribers who were not in their free trial periods as of that date did not exceed the time subsidized by Banco Itaú. We expect these inactive subscribers to be terminated, as discussed below.

      We are contacting subscribers to the co-branded service who do not subscribe to a paid plan to encourage them to subscribe to the 20% discounted unlimited plan or to other subscription plans. Those who fail to elect a plan will have their co-branded service discontinued. We expect that a majority of current subscribers to the Banco Itaú co-branded service who do not use the service or are not subscribers to a paid plan, approximately 375,000 to 425,000 subscribers, will be terminated during the first half of 2003 for failing to select a plan, with the majority of the terminations occurring during the first quarter of 2003. Although these terminations will decrease our membership levels, termination of these members is not expected to materially impact our revenues or costs since they were not paying us or using the service.

      Under the terms of our original agreement with Banco Itaú, Banco Itaú and we established subscriber targets for the co-branded service of 250,000 verified subscribers at December 10, 2001 and 500,000 at December 10, 2002 (subsequently moved to April 30, 2003) and a secondary target of a total of 1,000,000 verified subscribers at December 10, 2002 (subsequently moved to April 30, 2003). In addition, Banco Itaú and we had established the following additional targets: (i) for the 12-month period ending December 10, 2003, revenues generated from subscribers to the co-branded service would account for at least 39% of our aggregate revenues in Brazil, (ii) on December 10, 2004, there would be at least 2,000,000 verified subscribers, and for the twelve months ended on that date revenues generated from subscribers to the co-branded service would account for at least 46% of our aggregate revenues in Brazil, and (iii) for the 12-month period ending December 10, 2005, revenues generated from subscribers to the co-branded service would account for at least 56% of our aggregate revenues in Brazil. Verified subscribers are those subscribers who have used the co-branded service in any two of the three months preceding the applicable measurement date or who have first accessed the co-branded service in the month prior to the applicable measurement date. Under the agreement, if the verified subscriber level and revenue targets were not met, Banco Itaú was required to make a reference payment to us. Banco Itaú met the subscriber target for the co-branded service of 250,000 verified subscribers at the December 10, 2001 measurement date.

      Under the terms of the new agreement, Banco Itaú and we have eliminated the subscriber targets for the period ending April 30, 2003 (which was the second measurement period under the agreement) and have replaced the targets for the remaining three years with targets based on a combination of minimum revenue levels (in the same percentages as described above for each of the next three years) and the fulfillment of the marketing commitments described above. If these new targets are not met, Banco Itaú is required to make reference payments to us. The dates for measuring performance with these new targets were moved to March 24, 2004, 2005 and 2006. The aggregate amounts that Banco Itaú will be required to pay us if the marketing or revenue targets are not met, which are subject to annual ceilings, have been reduced from an aggregate of approximately $135.4 million to approximately $60.0 million for the balance of the initial five-year marketing period. In addition, the aggregate amount that Banco Itaú would be obligated to pay us in the event of a termination of the agreement prior to March 24, 2006 has been reduced from approximately $158.0 million to approximately $70.0 million.

      Termination. In general, if we or Banco Itaú commit a material breach of our agreement and fail to cure the breach, then the non-breaching party will have the right to terminate the agreement after an arbiter reviews the matter and confirms the uncured material breach. If the breach relates to an exclusivity provision, the non-breaching party may elect to continue the agreement with the option to be relieved of the exclusivity provisions of the agreement applicable to it. Banco Itaú may also terminate the agreement upon a change in control of AOLA. A material breach of the agreement by us includes:

•	if subscribers are unable to access the co-branded service for specified periods of time; and

•	our breach of certain exclusivity obligations under the agreement.

Customer Service

      One of the key tenets to our strategy is to focus on customer service by offering comprehensive online and offline customer support.

      Offline Customer Service. We have established a local call center in Brazil and a regional call center in Argentina. We consolidated customer call center support for our Spanish-language members in Argentina during 2002 for the AOL-branded service in Puerto Rico and in early 2003 for the AOLA country service in Mexico to maximize operational efficiencies and benefit from lower cost opportunities afforded by the recent steep devaluation of the Argentine peso. English-language support for members of the AOL-branded service in Puerto Rico is provided by America Online. We presently staff each call center with knowledgeable customer service representatives who are available 24 hours a day, seven days a week to assist our members in their local language with inquiries relating to products, technical support, billing, online security and online community monitoring. Our customer service is free of charge for subscribers enrolled in our bundled services plans and currently is provided through toll-free telephone numbers. Customers enrolled in our lower cost unbundled service plans incur per call or time-based charges for accessing live call center support.

      Our customer service representatives also proactively communicate with new members to encourage them to use our AOLA country service and their many features. We believe this improves the member’s online experience and leads to improved retention and increased loyalty.

      Online “Help.” Our AOLA country services provide extensive “help” features to assist new users coming online for the first time. Members are able to reach customer service representatives by e-mail and AOL Instant Messenger. The services also have the “notify AOL” feature that allows members to contact us for security assistance and the download sentry alert feature that reminds members not to download files attached to e-mails sent from strangers.

Content

      Our AOLA interactive services feature content obtained from leading local, regional and global content providers and member-generated content, including movie and book reviews, message board commentary and online discussions.

      Our agreements with third-party content providers range from simple links between our interactive services and the provider’s Web site to an integration of their content into our interactive services. We attempt to select our content providers based on the quality and depth of their content.

      In Brazil, we have entered into agreements with over 100 content providers such as Jornal do Brasil, Banana Games, Gazeta Mercantil, Gazeta Esportiva, Editora Delta, Agência Estado and Paralela. In Mexico, we have entered into agreements with 40 content providers, including Ponchito.com, Planeta Local, Notimex and Universo Estudiantil. In Argentina, we have entered into agreements with over 100 content providers including Asatej, Cybermapa, Familia Digital, De Mujer and Revista Insider. We have entered into agreements relating to the AOL-branded service in Puerto Rico with 19 content providers including San Juan Star, La Estrella de Puerto Rico, Nocaut and Revista Vea.

Advertising and Other Revenues

      We generate a portion of our revenues from advertising on our online services. Such advertising revenues are derived from third party relationships we develop ourselves and participation in deals arranged by America Online. Through our relationship with America Online, we sometimes have the opportunity to participate in America Online’s global advertising arrangements. In Argentina, we also generate additional revenues from other sources such as revenue sharing agreements with telecommunications providers.

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

      In return for most advertising arrangements, we receive cash payments, the opportunity for revenue sharing, or both. We have also entered into and will continue to seek barter arrangements, including co-marketing and cross-promotion agreements. To date, the number and effect of barter arrangements that we have entered into has not been material. In the past, sometimes we chose to accept an equity interest as payment, or partial payment, for arrangements entered into with development stage companies.

      Current advertisers or sponsors of channels on our America Online Brazil service include Banco Itaú and Banco Santander. Current advertisers or sponsors of channels on our America Online Mexico service include American Express and Hewlett-Packard. Current advertisers or sponsors of channels on our America Online Argentina service include Bagovit and DeAutos.com. Current advertisers on the AOL-branded service in Puerto Rico include Centennial and Plaza Las Americas.

      Other Revenues. Because local telephone service in Latin America is often metered, the utilization of our AOLA country services by our members results in incremental revenues to local telecommunications companies. To encourage incremental traffic on their local networks by our members, local providers of network access may enter into agreements compensating us for routing our traffic on their networks. Currently, we have such agreements with telecommunications providers in Argentina. Under these agreements, we receive payments based on the number of modems we have connected to the telecommunications provider’s network. Such revenues have not been material to date.

Marketing

      Our marketing goals are to attract new consumers to subscribe to, and to retain existing subscribers of, our AOLA country services by building brand awareness and encouraging consumers to try our interactive services. We make it convenient for consumers to experience our online services. In the past, each time we launched our online service in a new market or released a new version of the online service software, we typically distributed compact discs (“CDs”) containing the software for our localized online service. These CDs offered consumers the opportunity to use our online service free of charge for a limited trial period and were distributed through a broad range of distribution vehicles. Currently, in an effort to target higher value members, we have largely ceased the mass distribution of CDs. Instead, we promote distribution of our software CDs primarily through point-of-sale displays and kiosks located in high-traffic retail locations such as shopping malls and large retailers. We also seek to attract members through agreements with computer and computer peripheral manufacturers (OEMs). For example, we have entered into agreements for the bundling of our America Online service software with Hewlett-Packard in Mexico and Metron, Brazil’s largest personal computer manufacturer. Consumers are also able to request

CDs through local toll-free telephone numbers and are able to download our online services software via the Internet.

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

      As part of these efforts to target higher value members, our revised marketing agreement with Banco Itaú requires the establishment of kiosks and point-of-sale displays in hundreds of Banco Itaú branches in Brazil. We have also entered into a marketing agreement with McDonald’s in Brazil to establish interactive kiosks in McDonald’s restaurants. We will continue to use traditional advertising campaigns, including television, radio and print publication, to maintain and increase consumer awareness of the AOLA brand and attract new members and users. However, as our brands have become more established, we have reduced our reliance on traditional advertising campaigns.

      We currently have marketing arrangements in place in Puerto Rico with Pueblo Supermarkets and Blockbuster, which are associated with the Cisneros Group. The Cisneros Group has agreed to attempt, on a commercially reasonable best efforts basis, to provide us with access to the services provided by companies associated with the Cisneros Group at rates at least as favorable as those charged to anyone else, except for their affiliates. However, we have no assurance that their efforts will be successful and it is possible that we may not receive access at favorable rates or at all.

      We have also utilized and expect to continue employing other innovative marketing strategies. For example, we were the exclusive sponsor of Rock in Rio, a rock festival held in Rio de Janeiro, Brazil in January 2001, which gave us the opportunity to promote our services to over one million concertgoers. We also have launched programs such as “sign-on-a-friend” in Brazil, Mexico and Argentina that involve paying our members a fee for each additional member they refer to our service.

Local and Long Distance Telephone Service, Telecommunications Network Capacity and Technology

      Local and Long Distance Telephone Service. In each of our Latin American target markets, our members initiate access to our AOLA country services through local and long distance telephone lines. These lines are owned and operated by local and regional telephone service companies. In most Latin American countries, local phone service continues to be metered, which results in incremental variable cost to subscribers of our country services. Metered phone service, however, has presented us with the opportunity to earn additional revenues or reduce our expenses through revenue sharing agreements with local phone companies, in Brazil and Argentina.

      The telephone service industry in Latin America continues to undergo considerable change. Many Latin American telephone companies in recent years have undertaken significant investments in their infrastructure. These investments have resulted in an improvement in the quality of telephone service in these countries. Although the telephone service industry in Latin America is significantly less developed than in the U.S., we believe that the local and long distance telephone service available is of adequate quality and sufficient capacity to meet the needs of our current and prospective members.

      Additionally, local and long distance telephone charges have declined over time, a trend which is expected to continue as a result of increased competition spurred by deregulation. Nevertheless, because local calls in most Latin American countries are metered, the total cost of Internet access in Latin America is substantially higher than in the U.S. Proposals are currently pending in Brazil that would implement pricing methods, including flat-rate pricing options for data calls, in addition to existing metered local telephone service. If adopted, we believe this would increase Internet usage by lowering the overall cost of accessing the Internet. However, governmental approval is still needed before such proposals could go into effect.

      Telecommunications Network Capacity. Third-party telecommunications network providers transmit our online services data between the local and long distance telephone services used by our members in Latin America and America Online’s servers, which run all of our interactive services, in the U.S. These third-party networks provide the modems that allow our members to establish a connection to our online services. They also carry our data between Latin America and the U.S. through fiber optic cable.

      In Brazil, we have contracts with Embratel, an affiliate of WorldCom, and Telefonica, and an arrangement with Brazil Telecom, to carry our data within Brazil and to provide the modems through which our members connect to our America Online Brazil service. We previously had an agreement with AT&T Brasil, which expired in December 2002. However, AT&T Brasil still provides us with modems during a transition period while these modems are migrated to the networks of other vendors. Embratel and Telefonica also carry our data from Brazil to the U.S. through their own or affiliates’ networks or through third-party suppliers. Our contracts with Telefonica and Embratel expire on December 31, 2003 and May 25, 2005, respectively. We also have access to capacity provided by Progress Telecommunications Corporation (“Progress”) through a contract between America Online and Progress. America Online invoices us for the capacity used by us under this agreement. In Mexico, we have entered into a network contract with Avantel, an affiliate of WorldCom. Our contract with Avantel expires in January 2005. We also have an arrangement with Telefonos de Mexico (Telmex) under which we obtain additional network capacity. In Argentina, we entered into a network contract with Impsat, which expired in December 2002; however, modems are being provided to us under a transition period while we are in negotiations with Impsat regarding a possible new agreement.

      In each of our target markets we work closely with our network providers to ensure satisfactory network performance. We work with network providers that have multiple operations centers for network monitoring, and we have developed quality control standards that our providers must meet.

      Fiber optic cable is our preferred means of transmitting data between Latin America and the U.S. because it offers greater capacity and is generally more reliable than satellite-based transmissions. All of our data transmitted between the U.S. and Mexico, Brazil and Argentina is transmitted by fiber optic cable.

      In each country where we operate our AOLA country services, we believe that we have secured adequate network capacity. To ensure this going forward, we regularly forecast our needs and make adjustments based on marketing projections. We believe our current suppliers can and will provide us with sufficient network capacity. However, this capacity is based on our expectations of use and growth in specific geographic areas. Our contracts usually commit us to purchase a minimum amount of network capacity. If the number of our subscribers, or their use of our online services, does not increase, our per unit network costs will not correspondingly decrease.

      Technology. Our servers are owned and maintained by America Online in three locations in Virginia in the United States. The AOLA content and the tools to operate our online services are located on these servers. We have also installed servers in Brazil to further improve the member experience.

      Our members can access our online services only through personal computers using the Windows 95, 98, ME, 2000 and XP operating systems and our Windows-compatible online service software. In addition, users of WAP enabled phones in each country can access certain features and content of the AOLA country services. Our online services support the V.90 standards for access at 56 kilobits per second.

Competition

      We operate in the highly competitive and rapidly evolving businesses of online services and Internet access, online advertising and commerce. We compete with providers of Spanish- and Portuguese-language interactive services, including Internet access services, portals, search engines and Web directories. We compete in the broader Latin American regional market as well as in country specific local markets. Our principal regional market competitors include Terra Lycos, an affiliate of Telefonica, and Microsoft (MSN). Our primary local competitors in our core target countries include Universo Online (“UOL”) and free services provided by Internet Gratis (iG), Super11 and iBest in Brazil; Telmex in Mexico, which has an alliance with Microsoft for the development of content and offers a Prodigy-branded service; Ciudad Internet and Arnet, which is owned by Telecom, in Argentina; and Puerto Rico Telephone Company, AT&T, Earthlink and Juno in Puerto Rico. Providers of free Internet access in Brazil have continued to attract significant numbers of new users.

      We also compete for advertising revenues with traditional media such as newspapers, magazines, radio and television.

      Our online service subscription fees are generally higher than those offered by competing online service providers because we consider our service to be a premium service. We continually assess our pricing strategy and may make modifications as necessary. We believe that the principal competitive factors in generating advertising revenue include not only the number of visitors to an online service or Internet site, but also demographics of visitors.

The AOL License Agreement, Intellectual Property and Proprietary Rights

     Our License

      Under our license agreement with America Online, we have:

•	a royalty free, exclusive license to offer AOL-branded PC-based online services in Latin America;

•	the exclusive right to offer AOL-branded TV-based online services in Latin America;

•	the exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by America Online for commercial launch on or before August 7, 2004; and

•	a non-exclusive license to offer a localized network of AOL-branded portals in Latin America, with an option to license exclusively any Spanish or Portuguese-language AOL-branded portals that America Online may develop for the Latin American market, subject to our payment of a license fee.

      We also have the rights to use all related America Online proprietary software and technology as well as AOL-registered domain names and principal trademarks in Latin America.

      We have interconnected our America Online Brazil, America Online Mexico and America Online Argentina country services to the services provided by America Online and its international affiliates. This interconnection provides our members with access to the AOL services and AOL international interactive services and permits AOL members worldwide to access the AOLA country services. America Online is obligated to license to us, or to use commercially reasonable efforts to obtain for us, the license rights it has in third-party software products used in operating the AOL-branded interactive services. These third-party licenses may be royalty-free or may require payments by us.

      From December 15, 1998 through December 31, 2002, we did not make any payments to America Online for services received under the license agreement. We believe that annual payments for these services will not exceed $60,000 in the future.

      We have the same rights described above to offer CompuServe-branded services, although we no longer offer the CompuServe-branded service. We only have the right to offer AOL- and CompuServe-branded interactive services. We also have a non-exclusive right to sell advertising on parts of America Online’s ICQ service in Latin America. We do not have the right to offer Netscape, MapQuest, Moviefone or any other non-AOL-branded interactive service owned by America Online.

     Termination of our exclusive rights

      We will lose the exclusivity of our licensed rights:

•	to AOL-branded PC-based online services, upon the later of December 15, 2003 or the date on which either America Online or the Cisneros Group owns 20% or less of the outstanding voting stock of AOLA outstanding on August 7, 2000.

•	to AOL-branded TV-based and wireless-based online services, upon the later of August 7, 2005 or the date on which either America Online or the Cisneros Group owns 20% or less of the outstanding voting stock of AOLA.

      For PC-based online services, the threshold number of shares is lowered if:

•	an additional strategic stockholder is admitted as a stockholder of AOLA;

•	we issue more shares of our capital stock; or

•	America Online exercises a warrant it holds to purchase 16,541,250 shares of our voting common stock.

      For TV and wireless-based online services, the threshold number of shares is lowered if:

•	an additional strategic stockholder is admitted as a stockholder of AOLA; or

•	America Online exercises a warrant it holds to purchase 16,541,250 shares of our voting common stock.

      America Online may terminate our rights under the license if we materially breach its terms.

     Trademarks and Domain Names

      America Online has granted us rights to use in Latin America its registered trademarks containing the AOL brand and domain names, including www.aola.com. We believe that America Online is taking appropriate steps to protect its trademarks and domain name rights in Latin America.

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

      America Online has obtained U.S. federal registrations for a number of trademarks and service marks, including AOL, America Online, Buddy List, and AOL’s triangle design logo, and has trademark rights in the U.S. and abroad in many other proprietary names, including AOL Instant Messenger, You’ve Got Mail and CompuServe.

      We believe that our exercise of our licensed rights under our agreement with America Online does not infringe on the proprietary rights of third parties. However, America Online has received communications from third parties asserting that features, contents or names of some of our services may infringe their patents, copyrights, trademarks and other rights. We are not involved in any litigation of this type that would have a material adverse effect on our ability to develop, market and sell or operate our services. We cannot assure that in the future third parties will not make infringement claims against us for current or future features or the content of our services or that any claim would not result in litigation or require us to enter into royalty or other similar arrangements. Third parties may also challenge America Online’s marks and these challenges may result in limitation or loss of our licensed rights to America Online’s proprietary marks.

Government Regulation and Legal Uncertainties

      In Brazil, there are no license or registration requirements applicable to interactive services. However, the Brazilian legislature is considering various laws that would regulate interactive service providers, including laws that would create potential liabilities for interactive service providers whose members offer illegal goods, services or information through their service, laws allowing telecommunication providers to provide interactive services and laws regarding taxation of interactive service providers. We cannot predict at this time whether or not these bills will be enacted or, if enacted, whether they will undergo major changes or what any potential effect on our business could be.

      We believe regulations relating to local telephone pricing are likely to be modified in Brazil, including a possible change that would permit alternative rate pricing for Internet access calls, including flat-rate pricing. We believe that this change, if enacted, could encourage Internet usage. In connection with this proposed regulation, rules governing interconnection fees between telecommunications providers may be modified. We cannot predict at this time whether or not these regulations will be enacted or, if enacted, what form of alternative rate pricing might be adopted, or what any potential effect on our business could be. These changes would also likely impact the competition for interactive services in Brazil, although we cannot predict what the impact may be.

      In Mexico, the federal telecommunications law requires providers of value-added services, including Internet access services, to register with the Mexican federal telecommunications commission. We have complied with this registration requirement.

      In Argentina, Internet access providers must hold a correspondent license from the Argentine telecommunications authority. We have received this license. The Argentine national government does not specifically regulate information available on the Internet. However, Argentine laws and regulations on consumer protection, contract, competition and advertising generally apply to portal and commerce service providers. In this respect, several judicial precedents have recognized the applicability of commercial, criminal and civil law to Internet matters.

      We intend to support proposals designed to enhance market access and competition in the offering of both dial-up and high-speed interactive services in our target markets and believe that the adoption of these proposals would have a beneficial effect on the development of interactive services. We are unable, at this time, to predict whether any of these proposals will be adopted.

Employees

      As of December 31, 2002, we had 1,178 full-time and contract employees, of whom 727 were located in Brazil, 274 in Mexico, 110 in Argentina, 48 in the United States and 19 in Puerto Rico.

Our Executive Officers

      Please see Item 10 of Part III of this annual report for information regarding our executive officers.

Available Information

      We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet address is http://www.aola.com/investors/.

Item 2.     Properties

      Our principal executive office is located in approximately 37,000 square feet of office space in Fort Lauderdale, Florida, under a lease that expires in March 2006. Our Brazilian call center is located in Santo Andre, Sao Paulo state, in approximately 25,866 square feet of office space under a lease expiring in August 2004 and our Brazilian headquarters are located in São Paulo in approximately 10,570 square feet of office space under a lease expiring in July 2005. Our Mexican headquarters are located in Mexico City in approximately 19,900 square feet of office space under a lease expiring in March 2005. Our Argentina headquarters and call center, located in Buenos Aires, is approximately 14,000 square feet of office space under a lease expiring in November 2003. Our Puerto Rico headquarters, located in San Juan, is approximately 5000 square feet of office space under a lease which expires in March 2008.

Item 3.     Legal Proceedings

      We are not a party to any material litigation in any court, and our management is not aware of any contemplated proceedings by any governmental authority against us that would have a material impact on our financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

      On October 3, 2002, the holders of all our outstanding preferred stock voted by unanimous written consent to approve a preferred stock conversion agreement among us, America Online, AOLTW, Aspen Investments LLC (“Aspen”) and Atlantis Investments LLC (“Atlantis”), under which AOL, AOLTW, Aspen and Atlantis agreed to convert a portion of the preferred stock held by them into shares of class A common stock. This approval included amending our fourth restated certificate of incorporation, preparing a proxy statement, and issuing shares of class A common stock under the conversion agreement.

      On November 1, 2002, these preferred stockholders voted by unanimous written consent to approve the reversal of a consolidation structure which had been implemented by AOL Mexico S. de R.L. de C.V. (“AOL Mexico”), under which certain business activities which had previously been transferred to a subsidiary of AOL Mexico, would be transferred back to AOL Mexico.

      On December 4, 2002, these preferred stockholders voted by unanimous written consent to approve an amendment to the strategic interactive services and marketing agreement among us, AOL Brasil Ltda. and Banco Itaú.

      On December 20, 2002, we held a special meeting of stockholders to vote on the following proposals:

Proposal 1: To amend our fourth restated certificate of incorporation to reduce the number of shares of our series B preferred stock and series C preferred stock needed to avoid the conversion of all of the series B preferred stock and series C preferred stock.

				Broker
Voting Stockholder	For	Against	Abstain	Non-Votes

Class A common stock	43,817,348	505,401	79,790	18,604,462
Series B preferred stock (10 votes per share)	1,216,924,310	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

Proposal 2: To amend the company’s fourth restated certificate of incorporation to:

          (A) effect a 1-for-2 reverse stock split.

Voting Stockholder	For	Against	Abstain

Class A common stock	62,045,668	892,481	68,852
Series B preferred stock (10 votes per share)	1,216,924,310	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

          (B) effect a 1-for-3 reverse stock split.

Voting Stockholder	For	Against	Abstain

Class A common stock	61,959,738	970,007	77,256
Series B preferred stock (10 votes per share)	1,216,924,310	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

          (C) effect a 1-for-5 reverse stock split.

Voting Stockholder	For	Against	Abstain

Class A common stock	61,851,474	1,068,256	87,271
Series B preferred stock (10 votes per share)	1,216,924,310	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

          (D) effect a 1-for-7 reverse stock split.

Voting Stockholder	For	Against	Abstain

Class A common stock	61,732,912	1,174,878	99,211
Series B preferred stock (10 votes per share)	1,216,924,310	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

          (E) effect a 1-for-10 reverse stock split.

Voting Stockholder	For	Against	Abstain

Class A common stock	61,750,588	1,157,138	99,275
Series B preferred stock (10 votes per share)	1,216,924,310	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

          (F) effect a 1-for-15 reverse stock split.

Voting Stockholder	For	Against	Abstain

Class A common stock	61,721,159	1,184,468	101,374
Series B preferred stock (10 votes per share)	1,216,924,310	0	0
Series C preferred stock (10 votes per share)	1,114,139,940	0	0

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Price of Common Stock

      Our class A common stock is traded on the Nasdaq SmallCap Market under the symbol “AOLA”. From August 8, 2000 to June 21, 2002, our class A common stock traded on the Nasdaq National Market. From November 7, 2002 to January 29, 2003, our class A common stock traded under the ticker symbol “AOLAC” because our stock was under a conditional listing period due to non-compliance with Nasdaq’s minimum market capitalization requirement for continued listing as set forth in Marketplace Rule 4310(c)(2)(B)(ii)). We regained compliance with the minimum listing requirement through the conversion of preferred stock into class A common stock by America Online and the Cisneros Group in January 2003. No shares of our class B common stock or class C common stock are outstanding and, accordingly, no established trading market for our class B common stock or class C common stock exists. The following table sets forth, for the periods indicated, the low and high sales prices per share of the class A common stock as reported on the Nasdaq National Market or Nasdaq SmallCap Market, as applicable, since January 1, 2001. The table also sets forth the closing price of our class A common stock as of the last trading day in the period indicated.

	Low	High	Close

2002
October 1, 2002 through December 31, 2002	$0.17	$0.97	$0.37
July 1, 2002 through September 30, 2002	0.24	0.63	0.24
April 1, 2002 through June 30, 2002	0.51	2.40	0.60
January 1, 2002 through March 31, 2002	2.02	4.16	2.25
2001
October 1, 2001 through December 31, 2001	$2.60	$6.28	$4.55
July 1, 2001 through September 30, 2001	2.84	8.54	3.29
April 1, 2001 through June 30, 2001	3.60	9.25	8.30
January 1, 2001 through March 31, 2001	2.63	6.38	4.69

Stockholders

      There were 488 holders of record of class A common stock as of March 25, 2003.

Dividends

      We have never declared or paid any cash dividends on our shares of class A common stock. We intend to retain any earnings to fund the operation of our business. Therefore, we do not anticipate paying any cash dividends on our shares of class A common stock in the future. In addition, under the terms of our senior convertibles notes (see discussion in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources), we are not permitted, without the consent of the holders of the notes, to declare or pay any dividends on our capital stock other than dividends on preferred stock in accordance with the terms of such preferred stock and payable only in additional shares of preferred stock.

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

Item 6.     Selected Financial Data

      The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements.

(In thousands, except share and per share data)

	Twelve Months Ended				Twelve
Condensed				Six Months	Months
Consolidated	December 31,	December 31,	December 31,	Ended	Ended
Operations	2002	2001	2000	December 31, 2000	June 30, 2000

	(unaudited)
Revenues:
Subscriptions	$62,998	$49,918	$11,791	$8,050	$5,848
Advertising and other	9,109	16,525	7,237	4,423	3,352

Total revenues	$72,107	$66,443	$19,028	$12,473	$9,200

Loss from operations	$(156,629)	$(295,068)	$(271,300)	$(200,115)	$(99,924)

Net loss applicable to common stockholders	$(180,591)	$(307,320)	$(275,388)	$(205,662)	$(97,913)

Loss per common share, basic and diluted	$(2.69)	$(4.66)	$(11.26)	$(4.24)	N/A

Weighted average number of common shares outstanding	67,067,603	66,017,796	24,447,518	48,496,436	N/A

Cash and cash equivalents	$75,501	$46,676		$132,866	$33,321
Total assets	$100,274	$84,384		$179,031	$55,640
Stockholders’ equity (capital deficiency)	$(97,086)	$21,123		$123,821	$23,319
Working capital	$53,001	$806		$111,243	$13,261

      For a discussion of material uncertainties with respect to the data presented that may make such data not indicative of our future financial condition or results of operations, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Overview of Fiscal 2002. In the first quarter of 2002, we began to implement measures designed to better target higher-value members and to increase the efficiency of our member acquisition efforts by focusing on targeted groups that have a greater likelihood of becoming members who pay on a timely basis and remain subscribers to our services for an extended period of time. As a result, we focused our acquisition efforts on marketing channels that historically have resulted in higher subscription rates and lower acquisition costs. The success of these measures will depend in part on our ability to identify members that are most likely to pay their subscription fees on a timely basis and our ability to continue to develop software tools and support systems designed to verify billing data for new subscribers to our country services.

      As a result of these efforts to target higher-value members, we experienced reductions in our sales and marketing costs primarily as a result of moving away from the mass distribution of non-solicited CDs containing our software and towards an approach focused mainly on acquiring members through direct customer interaction channels such as the establishment of staffed kiosks in high-traffic locations and through original equipment manufacturers (OEMs). Additionally, we also experienced improvements in our operating cost structure as the scope of our network and call center support operations was made proportional to the resulting reduced membership base. Telecommunications and network expense were reduced by resizing our network to meet lower peak demand, which was achieved by restricting access for members who do not make timely membership fee payments and through the termination of members who were delinquent in their payments. Our rate of member acquisitions was also affected as our more targeted marketing efforts resulted in lower rates of new member additions. Over the longer term, we hope that our strategy of focusing on higher value members will result in lower overall membership turnover.

      A crucial element of our effort to target higher-value members is our increased focus on improved validation of registration data from subscribers, especially for subscribers who have chosen the cash payment option. The objective is to better identify members who are more likely to pay us, as well as to continue to terminate members that are delinquent in paying us. Our greater selectivity in the acquisition of new members has resulted in fewer new registrations, but which we hope will eventually be of higher quality. As a result, our membership base at December 31, 2002, experienced a slight reduction of 2.2% to 1.18 million members, as compared with 1.20 million ending members at September 30, 2002, driven by membership turnover and termination of members who were delinquent in their payments to us. During the quarter ended December 31, 2002, our paying membership base improved slightly as compared to the quarter ended September 30, 2002.

      Most benefits from these initiatives represented one-time adjustments to our cost structure and were largely implemented during calendar 2002. Although we expect some additional benefits going forward, we believe these benefits will be significantly less in absolute terms and indeed, these costs will begin to increase in absolute terms if our overall membership base begins to increase again. To date, our focus on more efficiently targeting higher quality members has been successful in significantly reducing costs; however, it had only marginally increased the number of paid members.

      We expect that our membership base, excluding subscribers to the Banco Itaú co-branded service, will decrease by approximately 100,000 members in the first quarter of 2003, as we continue to terminate members that are delinquent in the payment of subscription fees to us and reduce marketing expenditures by more narrowly targeting marketing activities aimed at attracting new, higher-value members. As part of the revised Banco Itaú agreement, members to the co-branded service will be required to select a specific price plan. Those who do not select a plan will be terminated from the co-branded service. We expect that a large majority of members to the co-branded service with low levels of activity will not choose a price plan and will therefore be terminated. We expect membership to our Banco Itaú co-branded service to decrease by 375,000 to 425,000 members during the first half of 2003 as a result of the termination of members who do not choose a paid plan of the co-branded service, with the majority of the terminations occurring during the first quarter of 2003. Termination of these members is not expected to materially impact our revenues or costs since they were not paying us or using the service. As of December 31, 2002, approximately 540,000 members, or 45.7% of our total ending membership base, was comprised of members of the Banco Itaú co-branded service. Of these, a significant majority had not accessed the service in the past month.

      We also expect that over the near term a substantial percentage of our total subscribers will continue to be in free trial periods, member retention programs or not making timely payment. Timing of the growth in our membership base will be significantly influenced by the extent of the success of the revised marketing agreement with Banco Itaú. We are also currently in discussions with other retailers and financial institutions concerning additional marketing agreements in our effort to attract higher quality members. For example, in January 2003, we entered into an agreement with McDonald’s in Brazil to market our service via kiosks in hundreds of McDonald’s restaurants in Brazil. Timing of implementation of such agreements will also impact our non-Itaú membership base.

Consolidated Results of Operations

      In December 2000, we changed our fiscal year-end from June 30 to December 31. As a consequence, the twelve-month period ended December 31, 2000 reflects unaudited amounts.

      Revenues. Total revenues consist of subscription revenues and advertising and other revenues. The following table presents the components of our revenues for the years ended December 31, 2002 and December 31, 2001, the twelve-month period ended December 31, 2000, and the three-month periods ended December 31, 2002 and 2001.

(Dollars in thousands)

	Three Months Ended			Twelve Months Ended

	December 31,	December 31,	%	December 31,	December 31,	%	December 31,	%
	2002	2001	Change	2002	2001	Change	2000	Change

	(unaudited)
Revenues
Subscriptions	$15,304	$15,263	0.3%	$62,998	$49,918	26.2%	$11,791	323.3%
Advertising and other	2,541	3,417	(25.6)	9,109	16,525	(44.9)	7,237	128.3

	$17,845	$18,680	(4.5)%	$72,107	$66,443	8.5%	$19,028	249.2%

Distribution of revenues
Subscriptions	85.8%	81.7%		87.4%	75.1%		62.0%
Advertising and other	14.2%	18.3%		12.6%	24.9%		38.0%

	100.0%	100.0%		100.0%	100.0%		100.0%

      Total revenues. As illustrated on Table 2, our total revenues consist of subscription revenues as well as revenues generated from advertising and other revenue sources.

      Our total revenues for the year ended December 31, 2002 were $72.1 million, up 8.5% from $66.4 million for 2001. During fiscal 2002, subscription revenues grew 26.2% to $63.0 million and represented 87.4% of total revenues, up from $49.9 million and 75.1% of total revenues in fiscal 2001. The growth in subscription revenues was partially offset by a decline of $7.4 million, or 44.9%, in advertising and other revenue to $9.1 million during the fiscal year ended December 31, 2002. Excluding the effect of the stronger U.S. dollar relative to foreign currencies, in constant currency terms total revenues increased 24.9% during 2002 as compared to 2001.

      During the year ended December 31, 2002, revenues from Brazil increased to $30.8 million, up 15.1% from $26.7 million in the year ended December 31, 2001, while revenues from Mexico rose 8.1% to $27.2 million. Revenue from Puerto Rico increased 134.8%, or $6.5 million, to $11.4 million, while revenues from Argentina decreased $6.9 million, or 74.9%, to $2.3 million. Revenues from corporate and other decreased slightly to $510,000 from $584,000 in 2001. For the year ended December 31, 2002, Brazil accounted for 42.7% of total revenues, while Mexico, Puerto Rico and Argentina represented 37.7%, 15.8% and 3.2%, respectively, during this period.

      Our total reported revenues for the three months ended December 31, 2002 were approximately $17.8 million, a decrease of 4.5%, or $0.8 million, as compared with revenues of $18.7 million in the fourth quarter of 2001. The decrease was driven primarily by a decline of $0.9 million, or 25.6%, in advertising and other revenues, while subscription revenues for the period were essentially flat versus the three months ended December 31, 2001. For the fiscal 2002 fourth quarter, revenues from subscriptions to the AOLA country services and the AOL-branded service in Puerto Rico were $15.3 million and accounted for 85.8% of total revenues. In constant currency terms, for the quarter ended December 31, 2002, total revenues rose 17.9% before the negative translation impact of the stronger U.S. dollar, driven by an increase of 24.7% in subscription revenues versus the quarter ended December 31, 2001, which was partially offset by a drop in advertising and other revenue of 12.4%. Information on a constant currency basis excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current year results at prior year monthly average exchange rates.

      During the fourth quarter of 2002, Brazil accounted for $7.0 million in revenue, and 39.0% of total revenues, flat versus the comparable prior-year period. Revenues from Mexico were $6.8 million, accounting for 37.9% of total revenues, but experiencing a decrease of $0.5 million, or 7.4%, versus our fiscal 2001 fourth quarter. Puerto Rico accounted for $3.3 million of revenue, equivalent to 18.5% of total revenues, an increase of $1.4 million from the comparable prior-year period. Revenues from Argentina for the fourth quarter of 2002 were $0.5 million, down $1.7 million from the fourth quarter of 2001, and accounted for 3.0% of total revenues. Revenues from corporate and other were $0.3 million which represented 1.6% of total revenues, and were up slightly from $0.2 million in the comparable prior-year period. For more specific discussion related to our segments, please see Segment Results of Operations below.

      Subscription Revenues. For the periods presented, our subscription revenues were generated from members paying fees to subscribe to the AOLA country services and revenues received from America Online related to subscribers of the AOL-branded service in Puerto Rico. We began operations in Brazil in November 1999, in Mexico in July 2000 and in Argentina in August 2000 and we began receiving revenues related to subscribers to the AOL-branded service in Puerto Rico in December 2000. Subscription revenues do not include amounts paid to us by Banco Itaú on behalf of its customers for subsidies which it chooses or is required to make. Such receipts are netted against and recorded as a reduction of marketing expenses and thus are not accounted for as subscriber revenues. Amounts paid directly to us by subscribers that exceed the time subsidized by Banco Itaú are included in subscription revenues. Beginning in the second quarter of 2003, we expect fees received from Banco Itaú for subsidies of its members to largely end since Banco Itaú is no longer responsible for making such payments under the revised marketing agreement.

      As of March 2003, we offered Brazilian subscribers three methods by which they could pay their subscription fees: credit cards, debit cards and cash payments through a mechanism known as “boletos bancarios” (boleto). In addition, Banco Itaú customers have the option of permitting direct debits from their accounts for purposes of paying subscriber fees. The boleto is a customary form of payment under which Brazilian banks that we designate act as conduits for collecting the related payments. Similar forms of payment are also commonly used in Mexico and Argentina. We send each member a boleto and the member pays the boleto at a local bank. These local banks then send the payments to our designated banks. The boleto is more costly for us than payment through credit and debit cards and results in a longer collection cycle. Approximately 45% of our subscribers in Brazil (other than those to the Banco Itaú co-branded service) had selected this method of payment as of December 31, 2002. Although we have not experienced any significant difficulties collecting subscription fees from members using credit and debit cards, collection rates from members opting for the boleto payment mechanism have been lower and less timely.

      As of March 2003, subscribers in Mexico and Argentina could choose among two methods by which they could pay their subscription fees: credit cards and cash payments. As in Brazil, cash payment mechanisms in these countries depend on banks and other third party collection locations that forward funds to banks designated for that purpose by the company. As of December 31, 2002, approximately 41% of our members in Mexico and 50% of our members in Argentina had selected the cash payment option, and the collections experience in these countries has been similar to that in Brazil. In Mexico, we are also emphasizing prepaid subscription plans whereby subscribers pay in advance for service periods ranging up to one year. Initial results indicate these efforts have resulted in a reduction of the overall percentage of members who have selected the cash method as their payment option. In Mexico, prepaid plans are growing in importance and currently account for about 14% of current AOL Mexico members; however, prepaid plans are not currently actively marketed in Brazil, Argentina and Puerto Rico.

      In Brazil, Mexico and Argentina, we are taking steps to improve the validation of registration data provided by cash payment subscribers through the development of real-time validation mechanisms or by requiring these subscribers to call our customer service centers to finalize their registration. The vast majority of Puerto Rican members have selected credit cards or direct debit to their bank accounts as their payment options.

      For subscribers that have elected to pay their subscription fees with credit cards, we begin to recognize subscription revenues when the fees become due. For subscribers who pay through means other than credit cards, we begin to recognize subscription revenues when we receive payment. As of March 2003, approximately 40% of our total subscriber base (excluding subscribers to the Banco Itaú co-branded service) has selected non-credit card and non-direct debit payment options. We are taking steps to encourage conversion of non-credit card and non-direct debit payment method subscribers to credit and debit payment options. For instance, we have implemented programs offering discounts to subscribers to our AOLA country services to encourage them to choose the credit card payment option.

      For the fiscal year ended December 31, 2002, subscription revenues reached $63.0 million and 87.4% of total revenue, an increase of 26.2% as compared to the year ended December 31, 2001, for which subscription revenues were $49.9 million and represented 75.1% of total revenues. Reported year-over-year results were driven by increases in the number of paid members to our AOLA country services and the AOL-branded service in Puerto Rico. Excluding the effects of currency devaluation, subscription revenues increased 45.7% as compared to the year ended December 31, 2001.

      Going forward, we expect that subscriber revenue growth will depend primarily on the success of our revised marketing agreement with Banco Itaú as a channel for acquiring high quality members who remain with us for an extended period of time and make timely payments to us. We also expect other marketing agreements that we may enter into, including the agreement with McDonald’s in Brazil, will be an important factor in the evolution of future subscription revenue performance. Subscription revenue will continue to be negatively impacted, especially with regard to year-over-year comparisons, by the devaluation of the Brazilian real and, more recently, by the devaluation of the Mexican peso. The average exchange rate for the Brazilian real was R$2.92 per U.S. dollar during 2002, as compared with an exchange rate of R$3.63 per dollar at December 31, 2002. The Mexican peso has devalued by an additional 5.5% from December 1, 2002 through March 25, 2003. Growth in subscription revenues may also be negatively impacted by the slowdown in sales of personal computers taking place throughout most of Latin America as a result of recent economic volatility, which may hamper our ability to attract new subscribers to our AOLA country services.

      For the year ended December 31, 2001, subscription revenues related to our AOLA country services were $49.9 million, an increase of 323.3% as compared to $11.8 million for the twelve-month period ended December 31, 2000. During the fiscal 2001 year, subscription revenue accounted for 75.1% of total revenues, up from 62.0% of total revenues in the twelve months ended December 31, 2000. This increase in subscription revenues was due to the increased billings for the AOLA country services in Brazil, Mexico and Argentina, and revenue related to the AOL-branded service in Puerto Rico.

      For the twelve months ended December 31, 2000, subscription revenues were $11.8 million, with $9.7 million, or 82.7% of our total subscription revenues, being generated from subscribers to our AOLA country services in Brazil (which was launched in November 1999), Mexico (which was launched in July 2000) and Argentina (which was launched in August 2000). We generated the remainder of our revenues from subscribers to our CompuServe Classic service. There were approximately 18,000 CompuServe subscribers when we acquired the subscription base from America Online on December 15, 1998. At December 31, 2000 there were approximately 2,800 Compuserve Classic subscribers. The decline in our CompuServe Classic subscription base occurred because we did not market the service to retain or increase members. We terminated the Compuserve Classic service in March 2002.

      Advertising and Other Revenues. Advertising and other revenues are derived principally from:

•	advertising arrangements under which we receive fees based on the number of advertisements displayed on our interactive services;

•	advertising sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fixed payment either in cash or, in one instance, equity; and

•	revenue sharing agreements with telecommunications companies. Because local telephone service in Latin America is often metered, the utilization of our AOLA country services by our members results in incremental revenues to local telecommunications companies. To encourage incremental traffic on their local networks by our members, local providers of network access may enter into agreements compensating us for routing our traffic on their networks.

      For the year ended December 31, 2002, revenue from advertising and other declined by approximately $7.4 million, or 44.9%, to $9.1 million, and accounted for 12.6% of total revenues, down from $16.5 million and 24.9% of total revenues in the year ended December 31, 2001. The decrease in advertising and other revenues was driven primarily by the continued weak advertising market in Latin America, with all our countries except Puerto Rico recording declines. During the year ended December 31, 2002, Brazil accounted for 60.7% of total revenue from advertising and other activities and Mexico accounted for 24.8%, while Puerto Rico and Argentina accounted for most of the remainder of the balance.

      During the fourth quarter of 2002, revenues from advertising and other were approximately $2.5 million, down $0.9 million from the fourth quarter of 2001. Although this represented an increase on a sequential basis versus the third quarter of 2002, we expect advertising and other revenue to decrease for the full year during fiscal 2003, as compared to results in fiscal 2002, as advertisers allocate their limited resources to traditional media, rather than online advertising. We expect our first quarter 2003 advertising and other revenue to register a significant decline versus the first quarter of 2002. We expect future advertising and other revenue to only recover along with overall market conditions. We expect to continue deriving the substantial majority of our revenues from subscriptions to our AOLA country services, rather than advertising and other revenues.

      For the year ended December 31, 2001, advertising and other revenues increased to $16.5 million, up from $7.2 million in the twelve months ended December 31, 2000, and represented 25% of total revenues. Advertising and other revenues for the year ended December 31, 2001 increased 128%, or $9.3 million from the twelve months ended December 31, 2000, driven primarily by full-year contributions from Mexico and Argentina. During the year ended 2001, Brazil accounted for 53.7% of revenue from advertising and other revenues, with Mexico accounting for 33.6%, Argentina for 10.7% and Puerto Rico, corporate and other accounting for the remainder of the balance. During the twelve-month period ended December 31, 2000, Brazil accounted for 75.6% of revenue from advertising and other. Contributions from our country services in Mexico and Argentina were small as a result of their newly-launched status.

      Despite the year-over-year increase in 2001 versus the twelve-month period ended 2000, advertising and other revenues began to experience a decline in the fourth quarter of calendar year 2001, as performance was impacted by the world-wide slowdown in advertising expenditures brought about by slowed global economic growth and the economic crisis in Argentina. The cutback in advertising expenditures by major advertisers accelerated in the wake of the September 2001 terrorist attacks in the United States.

      During the year ended December 31, 2002, advertising and other revenues from related parties accounted for approximately $3.2 million, or 35.2%, of the $9.1 million recorded for the period, up from $2.6 million and 16% in the prior year. This amount included $2.3 million related to our participation in global transactions arranged by America Online with third party advertisers. Banco Itaú accounted for the remaining balance of fiscal 2002 related party advertising and other revenues. For the year ended December 31, 2001, approximately $1.5 million of the $2.6 million was derived from transactions with Banco Itaú, with the remainder primarily from properties belonging to AOLTW and DirecTV Latin America, which is associated with the Cisneros Group. For the twelve months ended December 31, 2000, advertising and commerce revenues from related parties accounted for $1.2 million of the $7.2 million reported, or 17% of the total. Banco Itaú accounted for the entire amount of related party advertising and commerce revenue during this period.

      As of December 31, 2002, deferred advertising and other revenues amounted to $1.3 million, down from $2.9 million at December 31, 2001. Deferred revenues from advertising and other consists of payments received in advance of our delivery of the related service and are recognized as income as the services are delivered. The decline in the balance of deferred advertising and other revenue year over year is primarily due to amortization of a long-term contract with Hollywood.com. This contract will have been fully amortized by October 2003.

      Costs and Expenses. The following table presents the components of costs and expenses for the years ended December 31, 2002 and December 31, 2001, the twelve-month period ended December 31, 2000 and the three month periods ended December 31, 2002 and 2001.

(Dollars in thousands)

	Three Months Ended			Twelve Months Ended

	December 31,	December 31,	%	December 31,	December 31,	%	December 31,	%
	2002	2001	Change	2002	2001	Change	2000	Change

							(unaudited)
	(unaudited)
Costs and expenses:
Cost of revenues	$18,993	$32,974	(42.4)%	$98,695	$128,896	(23.4)%	$59,526	116.5%
Sales and marketing	21,139	39,795	(46.9)	97,170	191,024	(49.1)	201,977	5.2%
General and administrative	9,109	12,048	(24.4)	32,871	41,591	(21.0)	28,825	44.3%

Total costs and expenses	$49,241	$84,817	(41.9)%	$228,736	$361,511	(36.7)%	$290,328	24.52%

As a percentage of total costs and expenses:
Cost of revenues	38.6%	38.9%		43.1%	35.7%		20.5%
Sales and marketing	42.9%	46.9%		42.5%	52.8%		69.6%
General and administrative	18.5%	14.2%		14.4%	11.5%		9.9%

Total costs and expenses	100.0%	100.0%		100.0%	100.0%		100.0%

Costs and expenses by operating segment:
— Brazil	$26,095	$42,206	(38.2)%	$126,201	$174,454	(27.7)%	$173,489	0.6%
— Mexico	12,907	25,202	(48.8)	64,432	96,686	(33.4)	53,596	80.4
— Argentina	1,077	7,285	(85.2)	5,442	48,818	(88.9)	35,650	36.9
— Puerto Rico	2,725	2,646	3.0	10,419	12,300	(15.3)	7,007	75.5
— Corporate and other	6,437	7,478	(13.9)	22,242	29,253	(24.0)	20,586	42.1

	$49,241	$84,817	(41.9)%	$228,736	$361,511	(36.7)%	$290,328	24.5%

As a percentage of total costs and expenses:
— Brazil	53.0%	49.8%		55.2%	48.3%		59.8%
— Mexico	26.2%	29.7%		28.2%	26.7%		18.5%
— Argentina	2.2%	8.6%		2.4%	13.5%		12.3%
— Puerto Rico	5.5%	3.1%		4.6%	3.4%		2.4%
— Corporate and other	13.1%	8.8%		9.6%	8.1%		7.0%

	100.0%	100.0%		100.0%	100.0%		100.0%

Depreciation and amortization:
— Brazil	$523	$441	18.5%	$2,580	$1,598	61.5%	$720	121.9%
— Mexico	285	311	(8.4)	1,222	1,090	12.1	1,039	4.9%
— Argentina	79	34	132.8	352	451	(22.0)	373	20.9%
— Puerto Rico	28	71	(60.6)	80	124	(35.5)	—	N/A
— Corporate and other	203	460	(55.8)	794	1,657	(52.1)	172	863.4%

	$1,118	$1,317	(15.1)%	$5,028	$4,920	2.2%	2,304	113.5%

      Total costs and expenses amounted to approximately $228.7 million in the year ended December 31, 2002, a reduction of approximately $132.8 million, or 36.7%, from 2001. All cost categories experienced significant reductions, with sales and marketing expense accounting for 49.1%, or $93.9 million, of the improvement. The reduction in sales and marketing expense was driven by the change in our strategy to focus our efforts towards the acquisition of higher quality members and lower spending on brand advertising. Our strategy to focus on higher quality members resulted in significantly less emphasis on our traditional vehicle for the acquisition of new members — the mass distribution of CDs containing our software — in favor of OEM channels and staffed kiosks in high traffic retail locations and malls. Costs of revenue experienced a decrease of $30.2 million, or 23.4%, to $98.7 million, while general and administrative expenses decreased by $8.7 million, or 21.0%, during the year ended December 31, 2002. Total reported costs and expenses for the year ended December 31, 2002 were reduced by approximately $25.0 million, or 11.0%, as a result of currency devaluations in Latin American countries, primarily Brazil and Argentina.

      For the year ended December 31, 2001, total costs and expenses were $361.5 million, which represented an increase of approximately $71.3 million, or 24.5% versus the twelve-month period ended December 31, 2000. The increase was driven by higher membership levels and the resulting increase in network and member services costs, which are a function of membership and new registrations. General and administrative expense increased $12.8 million, or 44%, over the comparable period in 2000, reflecting the full year of country operations in Mexico, Argentina and Puerto Rico. Sales and marketing expense, however, declined by $11 million during fiscal 2001, to $191.0 million, following the initial launch-related expenditure peak in 2000.

      Cost of Revenues. Cost of revenues includes:

•	network-related costs consisting primarily of fees paid to third parties to carry our data over their telecommunications networks;

•	personnel and related costs for customer support and in-house product and content development;

•	fees we pay to America Online for use of their servers that run our interactive services (i.e. hosting services);

•	fees we pay to America Online for technical support and training;

•	fees we pay to America Online for product development;

•	fees paid to third-party content providers; and

•	collection costs and certain miscellaneous taxes.

      For the year ended December 31, 2002, cost of revenues decreased by approximately 23.4%, or $30.2 million, to $98.7 million, from $128.9 million in our 2001 fiscal year. The decrease was driven by reductions in network and telecommunications costs and call center costs, reflecting primarily the impact of initiatives to focus on higher quality members and restrict access to our network and call center support services to members who are delinquent in their payments of fees to us. Cost of revenues during fiscal 2002 include one-time costs to size our network to service higher quality members in the amount of $5.1 million. Cost of revenues accounted for 43.1% of our total cost structure during 2002, up from 35.7% in 2001. Currency devaluation reduced reported cost of revenues by approximately 13.0%, or $14.8 million, during the 2002 fiscal year.

      For the three months ended December 31, 2002, cost of revenues was $19.0 million, a reduction of 42.4% from the three months ended December 31, 2001. The decrease reflected the continuation of the underlying drivers experienced throughout most of fiscal 2002, namely lower network and telecommunications and call center costs. Currency devaluation reduced reported cost of revenues by $4.9 million during the quarter ended December 31, 2002.

      Going forward, we expect cost of revenues to decrease in absolute terms from levels experienced in fiscal 2002, driven by the impact of currency devaluation on reported costs, the consolidation of member services for Spanish-language countries in Argentina and negotiated reductions in network costs with local telecommunications companies. We expect that the rate of improvement in year-over-year comparisons will begin to decrease after the first half of fiscal 2003, once the impact of currency devaluations and of recent cost reduction initiatives are incorporated into the base periods.

      For the twelve months ended December 31, 2001, cost of revenues increased to approximately $128.9 million, up $69.4 million, or 116.5%, from $59.5 million in the twelve-month period ended December 31, 2000. This increase resulted primarily from higher network expenses and costs related to our call centers, driven by the increase in our membership base and the first full year of service of our AOLA country services. Cost of revenue accounted for 35.7% of our total cost structure during fiscal 2001, up from 20.5% from the comparable 2000 period. This relative increase as a proportion of total costs and expenses occurred as a result of both the increase in absolute spending in cost of revenues and the reduction in sales and marketing expense.

      Cost of revenues paid to related parties during the years ended December 31, 2002 and December 31, 2001 and the twelve-month period ended December 31, 2000 were approximately $21.6 million, $24.0 million and $11.2 million, respectively, and were primarily paid to America Online for hosting, systems maintenance, product development, member services and other support services for our country operations and the AOL-branded service in Puerto Rico. The expenses paid to America Online are largely variable in nature and are a function of our membership levels and the time spent on our AOLA country services and the AOL-branded service in Puerto Rico by our members. As of December 31, 2002, America Online billed us approximately $3.6 million over and above amounts we have recorded in our statements of operations. The difference relates to a portion of items under dispute, primarily for support services provided by America Online. We are currently negotiating with America Online regarding the total amount in dispute and at this point do not expect to pay this approximately $3.6 million amount. As a result, this amount is not reflected in our consolidated statement of operations. In the event we are unable to negotiate a favorable resolution of this dispute, we may recognize an incremental charge to our future cost of revenues. We are also currently negotiating the method for calculating amounts due for 2003 under our online services agreement.

      Sales and Marketing. Sales and marketing expenses include our costs to acquire and retain our members, the operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs such as the costs of kiosks and related support and the costs of CDs and their distribution as well as the costs of brand advertising on television and in newspapers, magazines and other media. Also included in sales and marketing expense is amortization of the value of the shares of our class A common stock issued to Banco Itaú in consideration for its entering into the strategic marketing alliance with us (see Item 1 — Business — Strategic Alliance with Banco Itaú, as well as Note 4 to our consolidated financial statements).

      For the twelve months ended December 31, 2002, sales and marketing expenses totaled approximately $97.2 million, a decrease of approximately 49.1%, or $93.8 million, versus 2001. The reduction in sales and marketing expenditures during fiscal 2002 was achieved by the implementation of initiatives designed to target members who have higher probabilities of becoming and remaining paying members. Specifically, this has resulted in a significant reduction in the mass mailing of non-solicited CDs containing our software in favor of an increased focus on acquiring members through direct customer interaction channels and original equipment manufacturers (OEMs). Currency devaluation also accounted for part of the variation in sales and marketing expense during fiscal 2002, reducing reported expense by approximately $6.8 million.

      For the fourth quarter of 2002, sales and marketing expenses were $21.1 million and represented 42.9% of our total costs and expenses, down 46.9%, or $18.7 million, from $39.8 million and 46.9% of total costs and expenses in the quarter ended December 31, 2001. During the three months ended December 31, 2002, currency devaluations reduced reported sales and marketing expenses by $2.6 million versus the comparable prior-year period.

      The decrease in sales and marketing expenses in the quarter ended December 31, 2002 was primarily driven by lower spending in direct marketing ($12.1 million) and brand marketing ($7.8 million), partially offset by miscellaneous increases in related general and administrative sales and marketing expense. These declines resulted primarily from the recent initiatives also driving the year-over-year variances. We expect to reduce our brand marketing efforts from current levels over the near term to reduce costs. We evaluate the productivity and marginal contribution of our kiosks and expect to reduce the number of points of sales or relocate them to other more productive locations to reduce our direct marketing costs during 2003.

      Most of the improvements in sales and marketing expense represented one-time reductions to our cost structure. Although we expect that improvements will continue to be observed in declining degrees over the first half of 2003, we expect sales and marketing expense to remain near current levels in absolute terms over the near future. It is anticipated that by the end of the first twelve months of the marketing agreement that we entered into with McDonald’s in Brazil, McDonald’s will establish the McInternet program in at least 550 restaurants throughout Brazil. As part of the agreement, AOL Brazil will pay McDonald’s an initial fee and annual fees in the aggregate amount of up to $7,000,000 over the term of the agreement, as well as a fee for each new member who becomes a paying member of the AOLA country service in Brazil through this promotion.

      For the twelve months ended December 31, 2001, sales and marketing expenses totaled approximately $191.0 million, a decrease of approximately $11.0 million, or 5.4%, from the twelve-month period ended December 31, 2000. Sales and marketing expenditures during fiscal 2001 included the first full year of amortization expense related to our June 2000 strategic marketing agreement with Banco Itaú, which amounted to $41.8 million, compared with approximately six and one-half months of amortization expense in the twelve-month period ended December 31, 2000. This amortization expense is related to the equity that was given to Banco Itaú in consideration for entering into the strategic marketing agreement. Excluding the impact of the Banco Itaú amortization expense, expenditures related to sales and marketing decreased by $31 million in 2001, or 17% versus the comparable prior year period, as a result of the absence of launch-related expenditures in 2001, lower per unit CD and distribution costs and the absence of one-time costs associated with the sponsorship of the Rock in Rio music festival in 2000. During the year ended December 31, 2001, sales and marketing expenses continued as our single largest cost category. Although down from 69.6% in the comparable prior year period, sales and marketing expenses represented 52.8% of total costs and expenses during fiscal 2001.

      In addition to the Banco Itaú amortization expense, amounts paid or accrued to related parties for sales and marketing activities for the twelve-month periods ended December 31, 2001 and December 31, 2000 were $0.9 million and $0.2 million, respectively, primarily related to estimated bounties for new customers to the AOL-branded Puerto Rico service acquired through channels controlled by America Online and for advertising on media properties controlled by AOLTW. The year ended December 31, 2002 includes a credit of $567,000 related to a revised estimate of bounties for new subscribers to subscribers to the AOL-branded service in Puerto Rico obtained through channels controlled by America Online.

      In connection with our strategic marketing agreement with Banco Itaú of Brazil, we issued an aggregate of 31,700,000 shares of class A common stock, valued at $253.6 million based on the initial public offering price of $8.00 per share to Banco Itaú on August 11, 2000. Since there are potential, specific payments (from Banco Itaú to us) related to performance in the first five years of the agreement with Banco Itaú, $164.8 million of the cost (value of the shares issued) is being expensed on a straight-line basis over that period. The remaining balance of the cost, $88.8 million, is being expensed on a straight-line basis over the ten-year term of the agreement. The revision of the marketing agreement did not change the accounting treatment of the amortization.

      General and Administrative. For the year ended December 31, 2002, general and administrative expenses were approximately $32.9 million, a decrease of $8.7 million, or 21.0%, from $41.6 million in the prior fiscal year ended December 31, 2001. This reduction in general and administrative expense reflects the benefits from our September 2001 workforce reduction, the impact of currency devaluation in Brazil and Argentina and reduced bad debt expense related to uncollectible accounts receivable. Reported general and administrative expense for fiscal 2002 was lower by $3.2 million as a result of currency devaluations experienced during the year.

      In the quarter ended December 31, 2002, general and administrative expenses were negatively impacted by one-time costs of $1.5 million, which included an additional write off of future lease commitments in the amount of approximately $0.9 million related to the Fort Lauderdale headquarters group for space that was abandoned after our September 2001 restructuring, and additional severance expense of $0.6 million. General and administrative expense was lower by $1.2 million due to currency devaluations. In March 2003, we undertook an additional work force reduction designed to further reduce our costs. We expect to incur a charge of approximately $1.2 million for costs related to this reduction. For calendar 2003, we expect general and administrative expenses to be lower than 2002.

      For the year ended December 31, 2001, general and administrative expenses of approximately $41.6 million represented an increase of approximately 44.3%, as compared with $28.8 million in the twelve-month period ended December 31, 2000. The increase versus the prior year primarily reflected the first full year of operations in our four core countries. General and administrative expenses during fiscal year 2001 were negatively impacted by a $4.0 million charge in September 2001 related to severance expenses associated with a reduction of 7% of our global work force. In addition, we incurred a write off of approximately $1.5 million associated with leasehold improvements and future lease commitments related to the Fort Lauderdale headquarters group for space that was abandoned after our September 2001 workforce restructuring.

      Both America Online and the Cisneros Group provide us with general and administrative services. For the year ended December 31, 2002, we incurred expenses of $1.6 million and $219,000 to America Online and the Cisneros Group, respectively. For the year ended December 31, 2001, we incurred fees of approximately $2.0 million and $300,000 for support services provided by America Online and for services provided by the Cisneros Group, respectively.

      Interest Expense. Interest expense consists almost entirely of interest on our senior convertible notes outstanding. For the year ended December 31, 2002, interest expense was approximately $5.3 million, as compared to $22,000 in the year ended December 31, 2001. The agreement to sell the senior convertible to AOLTW was entered into in March 2002, and the purchase of the contractual limit of $160.0 million under the agreement was completed by AOLTW on December 30, 2002. For fiscal 2003, we expect that our interest expense will increase significantly, driven by a full year interest expense of $17.8 million on the entire outstanding balance of $160.0 million of AOLTW notes. Since we expect to pay the interest on the AOLTW notes through the issuance of additional stock, this interest is not expected to have a cash impact on our finances.

      Interest and other income, net. Interest and other income, net consists primarily of interest income, foreign currency gains and losses and realized gains and losses on investments. For the year ended December 31, 2002, interest and other income, net was $139,000, down from $4.8 million in the year ended December 31, 2001. This decrease of $4.7 million was due to significantly lower interest income, as we reduced our cash balances to fund the business, and instead began to incur interest expense related to our issuance of senior convertible notes to AOLTW in connection with our March 2002 financing. We also incurred an impairment loss of our investment in Hollywood.com of approximately $0.8 million during fiscal 2002.

      For the year ended December 31, 2001, interest and other income, net was $4.8 million, and was comprised primarily of interest income derived from the investment of proceeds raised during previous financing rounds. For the twelve month period ended December 31, 2000, interest and other income, net equaled approximately $1.6 million, and consisted of approximately $5.8 million of interest income partially offset by the writedown of $3.7 million in our investment of Hollywood.com and foreign currency losses of $740,000.

Liquidity and Capital Resources

      From inception through December 31, 2002, our operations were financed through the issuance of senior convertible debt and through capital raised in several rounds of financing, including our initial public offering on August 8, 2000. Funds raised through December 31, 2002 have totaled $713.1 million, net of issuance-related expenses. Prior to the initial public offering, contributions by joint venture partners totaled $200.1 million, corresponding to $150.1 million by the Cisneros Group and $50.0 million by America Online. Subsequently, our initial public offering in August 2000 generated total proceeds of $203.1 million, including exercise of the over-allotment option by the underwriters, net of issuance expenses. An additional round of financing took place in March 2001, under which we raised $150.0 million through the sale of stock to America Online, the Cisneros Group and Banco Itaú. Our most recent round of financing took place in March 2002 and consisted of the issuance of $160.0 million in senior convertible notes maturing in March 2007 to AOLTW. We completed our fiscal year 2002 with $75.5 million in cash on hand.

(Dollars in thousands)

	Twelve Months Ended

	December 31,	December 31,	%	December 31,	%
	2002	2001	Change	2000	Change

				(unaudited)
Condensed Cash Flow Statement:
Cash and cash equivalents, beginning of period	$46,676	$63,509	(26.5)%	$20,213	130.9%

Cash flow (used) provided by:
Operating activities	(128,271)	$(227,892)	(43.7)	$(232,603)	(44.9)
Investing activities	(2,026)	63,165	(103.2)	(81,872)	(97.5)
Financing activities	160,040	148,853	7.5	358,990	(55.4)
Effect of exchange rate changes on cash and cash equivalents	(918)	(959)	(4.3)	(1,219)	(24.7)

Net increase (decrease) in cash and cash equivalents	28,825	(16,833)	(271.2)	43,296	(33.4)

Cash and cash equivalents, end of period	$75,501	$46,676	61.8%	$63,509	18.9

Capital spending by segment:
— Brazil	$1,059	$1,955	(45.8)%	$3,486	(43.9)%
— Mexico	249	217	14.7	1,975	(89.0)
— Argentina	7	193	(96.4)	2,385	(91.9)
— Puerto Rico	133	61	118.0	5	NM
— Corporate and other	578	3,572	(83.8)	3,042	17.4

	$2,026	$5,998	(66.2)%	$10,893	(44.9)%

      In the year ended December 31, 2002, our operations required $128.3 million to fund our operating losses, working capital and capital expenditures. For this period, capital expenditures were $2.0 million. This was financed through the use of initial cash and cash equivalent balances on hand and through the issuance of $160.0 million in senior convertible notes to AOLTW. Available cash and cash equivalents at December 31, 2002 was $75.5 million. We expect this cash to be sufficient to fund operations into the first quarter of 2004.

      For the twelve months ended December 31, 2001, we required $227.9 million to fund our operating losses, working capital and capital expenditures. For this period, capital expenditures were $6.0 million. This was financed through the sale of $150 million in stock to America Online, the Cisneros Group and Banco Itaú, a reduction in our cash balances and short-term investments of $17 million and an increase in our accounts payable totaled $12 million. In the twelve-month period ended December 31, 2000, our operations required $232.6 million of cash to fund operating losses, working capital and capital expenditures. For this period, capital expenditures were $12.5 million. This was financed primarily through reductions in our cash balances, and a slight decrease in our working capital.

      In order to fund our future operating and cash requirements, on March 8, 2002, we entered into a note purchase agreement with AOLTW. Under the note purchase agreement, AOLTW made available to us, subject to standard borrowing conditions, $160.0 million in exchange for senior convertible notes of AOLA due in March 2007. We drew down the remaining balance available to us under the note purchase agreement on December 30, 2002. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at any time at the option of the holder, and will be redeemable by AOLA at any time after September 11, 2003, subject to the holder’s right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds. Interest is payable either in cash or preferred stock, at our option. If interest is paid in shares, the price per share is determined based on the average closing price of the class A common stock for the twenty trading dates prior to the date of payment. For the year ended December 31, 2002, we incurred approximately $5.2 million related to interest payable to AOLTW on the senior convertible notes. This was comprised of approximately $1.0 million cash payment and the issuance of 10,865,643 shares of preferred stock. Going forward, we expect to incur approximately $17.8 million in annual interest expense as long as the full amount of $160.0 million in senior convertible notes are outstanding. We expect to pay future interest amounts through the issuance of additional shares of preferred stock, which will result in additional dilution to existing stockholders.

      In the event the $160.0 million in senior convertible notes were to be converted by AOLTW, an additional 44,150,110 shares of preferred stock would be issued to AOLTW, increasing the economic ownership by America Online and its affiliates in AOLA to 52.3% and their relative voting strength to 63.6%, also assuming conversion of the warrant granted to America Online at the date of our IPO and the options granted to its employees who are members of our Board of Directors. Interest payments on the senior convertible notes over the remaining life of the notes will total approximately $75.8 million, assuming the notes are not converted to stock prior to their maturity. Because we intend to pay interest through the issuance of additional shares of preferred stock, we expect America Online’s relative ownership and voting strength to continue to increase over the foreseeable future.

      We anticipate that the cash on hand at December 31, 2002 will be sufficient to fund operations into the first quarter of 2004, based upon our current operating budget. We are currently analyzing various modifications to our operations to address our cash needs beyond 2003. There is no commitment or obligation from America Online, AOLTW or the Cisneros Group to fund any of our future requirements. There can be no assurance that we will be successful in modifying our operations to conserve cash nor have we identified additional financing sources at this time. An additional restriction on our ability to obtain additional funding is that the holders of the senior convertible notes can require that the proceeds of any such financing be used to repay the senior convertible notes.

Table 5 — Financial Condition

(Dollars in thousands, except percentages)

	As of

	December 31,	December 31,	%
	2002	2001	Change

Cash and cash equivalents	$75,501	$46,676	61.8%

Current assets	89,121	62,943	41.6

Total assets	100,274	84,384	18.8

Working capital	53,001	806	6,477.2

Current liabilities	36,120	62,137	(41.9)

Long-term debt	160,000	—	100.0

Stockholders’ equity (capital deficiency)	$(97,086)	$21,123	(559.6)%

	As of

	December 31,	December 31,	%
	2002	2001	Change

Total assets breakdown by segment:
— Brazil	$6,818	$14,376	(52.6)%
— Mexico	7,035	11,345	(38.0)
— Argentina	3,959	9,262	(57.3)
— Puerto Rico	605	303	99.7
— Corporate and other	81,857	49,098	66.7

	$100,274	$84,384	18.8%

      Current assets at December 31, 2002 amounted to $89.1 million, compared to $62.9 million at December 31, 2001. Current assets at December 31, 2002 were impacted by the issuance on December 30, 2002 of the remaining balance of $67.0 million available to us under the note purchase agreement with AOLTW. Current liabilities at December 31, 2002 were $36.1 million, resulting in a working capital balance of $53.0 million. Long-term debt of $160.0 million at December 31, 2002 reflected the outstanding balance of senior convertible notes issued to AOLTW.

      The increase in current assets at December 31, 2002 was attributable to the use of initial cash balances throughout the year to finance operating losses and other operating requirements, augmented by the funds made available to us under the note purchase agreement with AOLTW. The decrease in current liabilities primarily reflects a reduction in accounts payable resulting from a reduction in cost of revenues and sales and marketing expenditures. As discussed above, our level of expenditures has been reduced significantly as a result of our change in strategy to focus on higher quality members and to limit access to our network and support services by members who are delinquent in their payment of subscription fees to us.

      Current assets at December 31, 2001 were $62.9 million. The decrease in current assets at December 31, 2001 was primarily attributable to the use of cash balances throughout the year to finance operating costs and other operating requirements. The increase in current liabilities in 2001 was primarily due to increases in trade accounts payable, payables to affiliates, and accrued expenses resulting from the growth in operations. The increases resulted from the expansion of our AOLA country services into Mexico and Argentina during 2001 compared to 2000 and activities related to our agreement with America Online regarding subscribers to the AOL-branded service in Puerto Rico.

      At December 31, 2002, our material firm operating commitments for the next five years were approximately $48.8 million, compared to approximately $76.8 million at December 31, 2001. Material firm operating commitments represent our minimum obligations to third-parties under telecommunications network contracts and obligations under leases for office space, autos and office equipment used in the normal course of operations. The year-over-year decrease was achieved as a result of our initiatives related to our focus on targeting higher quality members and the termination of members who are delinquent in their payments to us. These actions have resulted in expected reduced future membership levels, which in turn has reduced our expected future network requirements. In accordance with current accounting rules, the future rights and obligations pertaining to such commitments are not reflected as assets or liabilities on the accompanying consolidated balance sheet. The following table summarizes our material firm operating commitments at December 31, 2002, and the timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	2003	2004 – 2007	Post 2007	Total

	(In thousands)
Nature of Firm Commitment
Network Commitments	$15,027	$25,957	—	$40,984
Leases	2,885	4,960	10	7,855

Total	$17,912	$30,917	$10	$48,839

Segment Results of Operations

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we disclose information based on the way we organize financial information for making operating decisions and assessing performance. We consider markets in which we have launched our AOLA country services as operational segments and report our operations on a country-by-country basis. In determining reporting segments, we internally reviewed the current management structure that reports to the chief operating decision-maker and analyzed the reports received by that decision-maker in order to allocate resources and measure performance. Each of our operating segments derives its revenues from interactive services through subscription revenues, and advertising and other revenues. The accounting policies of the reportable segments are the same as those described below in Critical Accounting Policies and in the summary of significant accounting policies contained in Note 2 of our consolidated financial statements.

      As of December 31, 2002, we internally reported our results of operations in four geographic segments, Brazil, Mexico, Argentina and Puerto Rico, in addition to our Corporate and Other group. We expect that amounts related to Argentina will not be material in future reporting periods and that Argentina will be consolidated within Corporate and Other as a reporting segment beginning with our report on Form 10-Q for the quarter ended March 31, 2003. No single customer accounted for 10% or more of our total revenues for any of the periods presented. See Note 6 to our consolidated financial statements for a discussion of segments.

      Our revenues by type of revenue on a segment basis are shown in the table below:

	Three Months Ended			Twelve Months Ended

	December 31,	December 31,	%	December 31,	December 31,	%	December 31,	%
	2002	2001	Change	2002	2001	Change	2000	Change

	(unaudited)	(unaudited)					(unaudited)
SUBSCRIPTION REVENUES
By segment of business
— Brazil	$5,627	$5,256	7.1%	$25,229	$17,853	41.3%	$6,950	156.9%
— Mexico	6,095	6,123	(0.4)	24,906	19,579	27.2	2,379	723.0%
— Argentina	375	1,923	(80.5)	1,856	7,388	(74.9)	420	1,659.0%
— Puerto Rico	3,167	1,865	69.8	10,855	4,724	129.8	2,042	131.3%
— Corporate and other	40	96	(58.7)	152	374	(59.4)	—	0.0%

	$15,304	$15,263	0.3%	$62,998	$49,918	26.2%	$11,791	323.4%

As a percentage of total subscription revenues
— Brazil	36.8%	34.4%		40.0%	35.8%		58.9%
— Mexico	39.8	40.1		39.5	39.2		20.2
— Argentina	2.5	12.6		2.9	14.8		3.6
— Puerto Rico	20.7	12.2		17.2	9.5		17.3
— Corporate and other	0.2	0.7		0.4	0.7		0.0

	100.0%	100.0%		100.0%	100.0%		100.0%

	Three Months Ended			Twelve Months Ended

	December 31,	December 31,	%	December 31,	December 31,	%	December 31,	%
	2002	2001	Change	2002	2001	Change	2000	Change

	(unaudited)	(unaudited)					(unaudited)
ADVERTISING AND OTHER REVENUES
By segment of business
— Brazil	$1,332	$1,751	(23.9)%	$5,526	$8,870	(37.7)%	$5,470	62.2%
— Mexico	674	1,187	(43.3)	2,258	5,557	(59.4)	996	457.9
— Argentina	155	340	(54.3)	445	1,766	(74.8)	665	165.6
— Puerto Rico	141	47	199.1	519	121	328.9	106	14.2
— Corporate and other	239	92	160.3	361	211	71.1	—	0.0

	$2,541	$3,417	(25.6)%	$9,109	$16,525	(44.9)%	$7,237	128.3%

As a percentage of total advertising and other revenues
By segment of business
— Brazil	52.4%	51.2%		60.7%	53.7%		75.6%
— Mexico	26.5	34.7		24.8	33.6		13.8
— Argentina	6.1	10.0		4.9	10.7		9.2
— Puerto Rico	5.5	1.4		5.7	0.7		1.5
— Corporate and other	9.5	2.7		3.9	1.3		0.0

	100.0%	100.0%		100.0%	100.0%		100.0%

BY SEGMENT OF BUSINESS
— Brazil	$6,959	$7,007	(0.7)%	$30,755	$26,723	15.1%	$12,420	115.2%
— Mexico	6,769	7,310	(7.4)	27,164	25,136	8.1	3,375	644.8
— Argentina	530	2,263	(76.6)	2,301	9,154	(74.9)	1,085	743.7
— Puerto Rico	3,307	1,912	73.0	11,374	4,845	134.8	2,148	125.6%
— Corporate and other	280	188	48.5	513	585	(12.3)	—	0.0

	$17,845	$18,680	(4.5)%	$72,107	$66,443	8.5%	$19,028	249.2%

As a percentage of total consolidated revenues
— Brazil	39.0%	37.5%		42.7%	40.2%		65.3%
— Mexico	37.9	39.1		37.7	37.8		17.7
— Argentina	3.0	12.1		3.2	13.8		5.7
— Puerto Rico	18.5	10.2		15.8	7.3		11.3
— Corporate and other	1.6	1.1		0.6	0.9		0.0

	100.0%	100.0%		100.0%	100.0%		100.0%

      For the year ended December 31, 2002, our total consolidated revenues increased to $72.1 million, up 8.5% from the year ended December 31, 2001. The increase was driven by increases in subscription revenues from most country services, partially offset by significant across-the-board decreases in advertising and other revenues. Brazil, which continues as our largest segment, increased its total revenues by 15.1% to $30.8 million, and accounted for 42.7% of total revenues. Subscription revenue from Brazil increased 41.3% during fiscal year 2002 to $25.2 million while revenues from advertising and other fell 37.7% to $5.5 million.

      Total revenues from Mexico increased by 8.1% during fiscal 2002 to $27.2 million, an amount that represents 37.7% of total revenues. Subscription revenue from Mexico increased 27.2% during year ended December 31, 2002 to $24.9 million, and revenues from advertising and other fell 59.4% to $2.3 million. Mexico accounted for 37.7% of total company revenues during the year ended December 31, 2002, flat as compared with the prior year. Total revenues from Puerto Rico for fiscal 2002 increased 134.8% to

$11.4 million, driven almost entirely by subscription revenue, which increased 129.8% during the year. Puerto Rico accounted for 15.8% of total revenues, more than doubling its relative contribution to company-wide revenues from 2001. Total revenues from Argentina decreased by 74.9% to $2.3 million, driven by declines in revenues from both subscription fees and advertising and other. Argentina accounted for 3.2% of total revenues in the year ended December 31, 2002, down from 13.8% in the year ended December 31, 2001.

      Reported total revenue growth was primarily driven by increases in the number of collections from paid membership, partially offset by the impact of local currency devaluations versus the U.S. dollar. Excluding the impact of currency devaluation, total revenues increased 25.0% in the year ended December 31, 2002, as compared with the prior fiscal year, comprised of an increase in subscription revenue of 45.6% and a decline in advertising and other revenues of 37.8%. Subscription revenue from Brazil increased 71.4% in constant currency terms versus the comparable prior year period, while subscription revenues in Mexico and Puerto Rico increased 31.5% and 129.8%, respectively. Subscription revenue from Argentina decreased by 27.8% in constant currency terms.

      During fiscal 2002, total revenues from our corporate and other segment were $0.5 million, and accounted for 0.7% of our total revenues. Subscription revenues in the corporate and other segment were $152,000, and consisted of subscription fees from members to the CompuServe Classic service in Latin American countries where we do not have operations. The CompuServe Classic service was phased out in March 2002. Revenues from advertising and other were $361,000 and consisted primarily of revenues related to the sale of advertising located on the keyword:Latino content area of the U.S. service. We expect revenues derived from the keyword:Latino content area of the U.S. service to increase to approximately $600,000 in 2003 as a result of the revised marketing agreement with America Online (see Item 1 — Business — U.S. Hispanics Content Area).

      For the twelve-month period ended December 31, 2001, our total consolidated revenues increased to $66.4 million, up 249.2% from the year ended December 31, 2000, driven by increases in both subscription revenues and revenues from advertising and other. The year-over-year increase in subscription revenue was driven by the fact that all country services were operational for the full year, as compared to the prior twelve-month period when, due to the timing of the country launches, revenues from Mexico, Argentina and Puerto Rico were first received only in the fourth quarter. Total revenues in Brazil increased by $14.3 million, or 115.2%, to $26.7 million, and represented 40.2% of total revenues in the year ended December 31, 2001. In constant currency terms, revenue from Brazil increased 153% versus the prior year period. Revenues in Mexico increased to $25.1 million, up from $3.4 million the prior year, and accounted for 37.8% of total consolidated revenues. At $9.2 million, Argentina was our third largest revenue segment and accounted for 13.8% of total consolidated revenues. This amount was up from $1.1 million in the twelve-month period ended December 31, 2000. Revenues from Puerto were $4.8 million in the year ended December 31, 2001, and accounted for 7.3% of total revenues. During fiscal 2001, our corporate and other segment, which was comprised primarily of revenues received subscribers to the CompuServe Classic service in countries where we did not have an operating presence, amounted to $0.6 million and accounted for 0.9% of total revenues.

      For the year ended December 31, 2001, subscription revenues increased by 323.4% to $49.9 million, up from $11.8 million in the twelve-month period ended December 31, 2000. Subscription revenue in Brazil increased 156.9% to $17.9 million, up from $7.0 million. Subscription revenue from Mexico increased to $19.6 million, up $17.2 million from $2.4 million in the prior twelve-month period, while subscription revenue in Argentina was $7.4 million, up from $0.4 million over the prior twelve-month period. Subscription revenue from Puerto Rico was $4.7 million in 2001. The Mexico and Argentina AOLA country services were launched in July and August 2000, respectively, while we first began to receive revenue from America Online related to the AOL-branded service in Puerto Rico in December 2000.

      Revenues from advertising and other for the year ended December 31, 2001 increased 128.3% to $16.5 million, up from $7.2 million in the twelve-month period ended December 31, 2000, driven primarily by full year contributions from Mexico and Argentina following the launch of those country services in 2000. Revenue from advertising and other in Brazil, which had been launched in December 1999, increased by 62.2% to $8.9 million, up from $5.5 million in the prior twelve-month period. Advertising and other revenue from Mexico increased to $5.6 million, up $4.6 million from $1.0 million in the twelve-month period ended December 31, 2000, while advertising and other revenues from Argentina increased $1.1 million to $1.8 million over the prior twelve-month period. Revenues from advertising and other in Puerto Rico were $0.1 million in 2001.

      Our losses from operations on a segment basis are as follows:

(Dollars in thousands)

	Three Months Ended			Twelve Months Ended

	December 31,	December 31,	%	December 31,	December 31,	%	December 31,	%
	2002	2001	Change	2002	2001	Change	2000	Change

	(unaudited)					(unaudited)
Loss from operations by operating segment:
— Brazil	$(19,136)	$(35,199)	(45.6)%	$(95,447)	$(147,731)	(35.4)%	$(161,070)	(8.3)%
— Mexico	(6,138)	(17,892)	(65.7)	(37,268)	(71,550)	(47.9)	(50,221)	42.5
— Argentina	(546)	(5,022)	(89.1)	(3,141)	(39,663)	(92.1)	(34,565)	14.8
— Puerto Rico	582	(734)	(179.3)	956	(7,455)	(112.8)	(4,859)	53.4
— Corporate and other	(6,158)	(7,290)	(15.5)	(21,729)	(28,669)	(24.2)	(20,585)	39.23

	$(31,396)	$(66,137)	(52.5)%	$(156,629)	$(295,068)	(46.9)%	$(271,300)	8.8%

As a percentage of total loss from operations:
— Brazil	61.0%	53.2%		60.9%	50.1%		59.4%
— Mexico	19.5	27.1		23.8	24.2		18.5
— Argentina	1.7	7.6		2.0	13.4		12.7
— Puerto Rico	(1.9)	1.1		(0.6)	2.5		1.8
— Corporate and other	19.7	11.0		13.9	9.8		7.6

	100.0%	100.0%		100.0%	100.0%		100.0%

      Our loss from operations for the year ended December 31, 2002 decreased to $156.6 million, down $138.4 million from the prior year period ended December 31, 2001. All segments significantly reduced their losses aided primarily by cost reductions achieved through our focus on higher quality members and the translation impact of currency devaluations on expenditures. Brazil narrowed its year-over-year loss by 35.4%, or $52.3 million, to $95.4 million. Mexico reduced its loss to $37.3 million, down $34.3 million, or 47.9%, from 2001. Argentina’s loss was reduced by 92.1% to $3.1 million, down from a loss of $39.7 million in the year ended December 31, 2001. The improvement in Argentina was driven by the impact of a 66% decline in the value of the peso, in addition to reduction in local operating activities necessitated by the economic crisis affecting that country. Our corporate and other segment also reduced its loss, from $28.7 million in 2001 to $21.7 million, primarily as a result of cost reduction efforts.

      Our loss from operations for the year ended December 31, 2001 increased to approximately $295.1 million, an increase of $23.8 million from the comparable prior year period. Brazil narrowed its year-over-year loss while Mexico, Argentina and our corporate and other segment widened their respective losses. The loss in Brazil was reduced by $13.3 million to $147.7 million, despite the effect of a full year of amortization expense from our Banco Itaú marketing agreement during 2001, as compared to the less than half-year impact recorded during calendar 2000. In addition to the absence of one-time marketing expenditures such as our sponsorship of the Rock in Rio music festival, losses in Brazil were reduced by approximately $27.0 million as a result of the impact of the devaluation of the Brazilian real versus the U.S. dollar. The real devalued by an average of approximately 30% in 2001 from the previous year. Losses from operations in Mexico, Argentina and Puerto Rico, meanwhile, increased year-over-year as these country services were operational for the full twelve-month period (as compared with less than half during the prior year period), and were supported by significant launch-related marketing expenditures during 2001. The corporate and other segment, which is comprised mainly of the Fort Lauderdale headquarters operation, increased its loss to $28.7 million, due to increased staffing during 2001. Our corporate and other segment was also affected by a charge of approximately $2.2 million related to the workforce reduction announced in September 2001.

      Our total and long-lived assets on a segment basis are as follows:

	December 31,	December 31,
	2002	2001

Total assets
— Brazil	$6,818	$14,376
— Mexico	7,035	11,345
— Argentina	3,959	9,262
— Puerto Rico	605	303
— Corporate and other	81,857	49,098

	$100,274	$84,384

Long-lived assets
— Brazil	$2,528	$4,756
— Mexico	1,304	2,119
— Argentina	304	958
— Puerto Rico	254	56
— Corporate and other	2,593	4,069

	$6,983	$11,958

      At December 31, 2002, we had total assets of $100.3 million, up from $84.4 million at December 31, 2001. At December 31, 2002, our assets were primarily concentrated in our corporate and other sector, which at $81.9 million accounted for 81.9% of total assets. This amount was primarily comprised of cash and cash equivalent balances, which increased at year-end by the final issuance of senior convertible notes to AOLTW in the amount of $67.0 million on December 30, 2002. Assets located in Brazil, Mexico, Argentina and Puerto Rico amounted to $6.8 million, $7.0 million, $4.0 million and $0.6 million at December 31, 2002, respectively, and were comprised primarily of accounts receivable, fixed assets and capitalized product development. Of the assets located in Argentina, $3.5 million corresponds to our prepaid value-added tax position. The reported dollar value of assets located in the countries was reduced by approximately 16% due to the translation impact of currency devaluation.

      At December 31, 2001, we had total assets of $84.4 million, of which our corporate and other segment accounted for approximately 58.2%, or $49.1 million, of the total. Of this amount, cash and short-term investments amounted to $46.7 million. Assets located in the countries amounted to $14.4 million in Brazil, $11.3 million in Mexico and $9.3 million in Argentina at December 31, 2001. The major part of the asset position in the corporate and other segment was located in the United States and consisted of cash raised during our 2001 financing round.

      The year-over-year decrease in long-lived assets located in the countries resulted mainly from the depreciation of fixed assets over their expected useful lives and the impact of currency devaluation on reported translated values. The reduction in long-lived assets in the corporate and other segment was driven by scheduled depreciation of the assets and the write-off of leasehold improvements associated with the partial abandonment of our lease in Fort Lauderdale.

      Our depreciation and amortization expense, and our capital spending for the three months ended December 31, 2002 and 2001, and the years ended December 31, 2002 and 2001 were:

(Dollars in thousands)

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

	(unaudited)
Depreciation and amortization
— Brazil	$523	$441	$2,580	$1,598
— Mexico	285	311	1,222	1,090
— Argentina	79	34	352	451
— Puerto Rico	28	71	80	124
— Corporate and other	203	460	794	1,657

	$1,118	$1,317	$5,028	$4,920

Capital spending
— Brazil	$200	$276	$1,059	$1,955
— Mexico	22	26	249	217
— Argentina	—	66	7	193
— Puerto Rico	72	15	133	61
— Corporate and other	84	188	578	3,572

	$378	$571	$2,026	$5,998

      Depreciation and amortization expense for the year ended December 31, 2002 totaled $5.0 million and was comprised of $2.6 million from Brazil, $1.2 million from Mexico, $352,000 from Argentina and $874,000 for corporate and other and Puerto Rico. Depreciation and amortization expense for the year ended December 31, 2001 totaled $4.9 million and consisted of $1.6 million, $1.1 million and $0.5 million in Brazil, Mexico and Argentina, respectively, together with $1.8 million in the United States and Puerto Rico.

      Expenditures for long-lived assets for the year ended December 31, 2002 totaled $2.0 million, down significantly from $6.0 million in the prior year. This reduction was primarily due to the completion of spending related to the start-up and launch of operations, including the absence of spending related to product development, offices and computer-related assets. Expenditures for long-lived assets for the year ended December 31, 2001 were $1.9 million, $200,000, and $200,000 in Brazil, Mexico and Argentina, respectively, with the remainder of $3.6 million in the United States and Puerto Rico.

Seasonality

      We expect subscriber growth to be lower during the first and fourth calendar quarters, which is the summer season in Brazil and Argentina, and higher during our second and third calendar quarters, which is the winter season in these countries. However, seasonality has been offset by the counter-balancing effects of Mexico and our historical membership growth following the launch of our AOLA country services and therefore has not been pronounced to date in our business.

Critical Accounting Policies

      In 2002, the SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to a company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. We believe the following represent our critical accounting policies as contemplated by FRR 60. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 2 to our consolidated financial statements.

Revenue Recognition

      For subscribers in Brazil, Mexico and Argentina that have elected to pay their subscription fees with credit or debit cards, or through direct debit from bank accounts, we begin to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers in these countries who pay their subscription fees through cash payment mechanisms such as boletos, we do not begin to recognize subscription revenues until the cash payment is received. The vast majority of subscribers to the AOL-branded service in Puerto Rico pay their subscription fees by credit card. Subscribers to the AOL-branded service in Puerto Rico pay their membership fees directly to America Online. Revenue from subscribers to Puerto Rico, which is paid to us by America Online, is recognized when the fees become due. Were we to begin to recognize fees from subscribers choosing cash payment options as revenue when they become due, our subscriber revenues and bad debt expense would be greater than currently reported. As we continue to acquire additional experience with the collectibility of our cash accounts receivable, we may begin to recognize revenue when the fees become due, although we do not expect to do so in the near term.

      Under our strategic alliance with Banco Itaú, prior to December 14, 2002, Banco Itaú was required to offer at least one hour of subsidized usage per month to subscribers of the co-branded service following the expiration of a subscriber’s trial period. Banco Itaú could also choose to provide additional subsidized time to its customers beyond the one hour obligation. Banco Itaú was also required to pay us a nominal amount for subscribers who have not used the service during the previous month and who were beyond their free trial period. Amounts paid to us by Banco Itaú on behalf of its customers for subsidies, which it chose or was required to make, are recorded as a reduction of marketing expenses and not as subscriber revenues. Amounts paid directly to us by subscribers that exceed the time subsidized by Banco Itaú are included in subscription revenues. Were we to recognize payments from Banco Itaú as revenues, our subscriber revenues and sales and marketing expense would be higher than currently reported. Under the terms of the revised marketing agreement, Banco Itaú is no longer required, but may choose, to subsidize some of its customers. To the extent any additional customer subsidies are received from Banco Itaú, we will continue to record such subsidies as reductions in marketing expenses.

Valuation of Accounts Receivable — Reserve for Bad Debt

      We estimate that the carrying amount of our trade accounts receivable, which are primarily from subscriber fees and advertising and other revenues, approximate their fair market value. This requires us to estimate the portion of accounts receivable that will ultimately be written off as uncollectible.

      For this purpose, management maintains an allowance to provide for estimated credit losses and has the responsibility for determining that the allowance is adequate for probable and inherent losses relating to trade receivables at each reporting date. Although allowances for potential credit losses are determined based on historical experience, current evaluation of the composition of accounts receivable and expected credit trends, our short operating history makes prediction of actual credit losses difficult. To the extent actual credit losses differ from our estimates of uncollectible accounts, the amounts we eventually collect will be adjusted to income in the period actually collected.

      We recorded net reductions to the allowance of approximately $1.1 million during the year ended December 31, 2002. Write-offs against the allowance totaled approximately $800,000 during the year ended December 31, 2002. During the year ended December 31, 2001, we recorded provisions to the allowance of approximately $2.2 million and write-offs against the allowance of approximately $800,000.

      As of December 31, 2002, we had a value-added tax (“VAT”) receivable from the Argentine government of approximately $3.2 million. This receivable, which arose in the normal conduct of our business, will be recovered as we make sales in Argentina and make collections from our customers. Given current economic conditions in Argentina, the period of collection could exceed two years. Were the government in Argentina to dishonor its VAT obligation, or force its exchange for securities of lower value, this could result in an impairment of the value of our VAT asset. To date, we have not established any valuation allowances for this asset.

Property and Equipment — Reserve for Lease Abandonment

      Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation. Depreciation or amortization is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever are shorter. Long-lived assets and identifiable intangibles related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the abandonment of leased facilities at our Fort Lauderdale offices, for the year ended December 31, 2002, we increased the amount of space abandoned in Fort Lauderdale, and incurred a charge of $900,000 through the establishment of an additional reserve related to the future lease commitments for the incremental facilities that are not expected to be used in the future. We incurred a charge of approximately $500,000 during the year ended 2001 for the impairment of leasehold improvements and furniture, and established a reserve related to the future lease commitments for the facilities that are not expected to be utilized going forward of approximately $900,000. These reserves will have the effect of reducing reported rent expense and amortization expense of leasehold improvements and furniture going forward.

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

Stock-Based Compensation: Accounting for Stock Options

      AOLA follows SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which established a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method of accounting for their employee stock compensation plans. This pronouncement also allows an entity to continue to measure compensation cost for those plans based on Accounting Principles Board (“APB”) Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and disclose the pro forma net income and net income per share as if the fair value method had been applied in measuring cost. Compensation cost is determined based on the intrinsic value of the stock options as required by the provisions of APB 25.

      Accordingly, as a result of applying the intrinsic value method of accounting to stock options we have issued, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant. Expense recognized in relation to the granting of stock options issued below market price totaled approximately $300,000 in each fiscal year ended December 31, 2002 and 2001 for an options grant issued to our Chief Executive Officer. Had we accounted for stock options issued to our employees using the fair value method, our stock-based compensation expense would have been $5.7 million in the year ended December 31, 2002, and $15.1 million and $9.7 million for the years ending December 31, 2001 and 2000, respectively.

Non-Audit Services to be Performed by our Independent Auditors

      We anticipate that our independent auditors, Ernst & Young LLP, will perform the following types of non-audit services during the course of 2003:

•	Tax advisory services

•	Audit-related services

      We will seek to obtain approval by the Audit Committee of our Board of Directors for these non-audit services.

Forward-Looking Statements

      This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: plans for future expansion of our network, efforts to improve the quality of our membership base and the results of those efforts, future membership levels and growth rates, terminations of subscribers of the Banco Itaú co-branded service and the impact of these terminations to us, future advertising and other revenues, the benefits we expect to receive from our strategic alliance with Banco Itaú and marketing agreements with other partners, future marketing efforts, future costs of revenues and future costs and expenses, future losses, the method of payment of interest on the AOLTW notes, our expectation that current cash on hand will be sufficient to fund operations into the first quarter of 2004, expected improvements and expansion of telecommunication services and infrastructure in Latin America, pricing of telephone services and related regulations in Latin America, our ability to effectively compete, America Online’s ability to protect our intellectual property rights, the adequacy of our network infrastructure and the disputed amounts with America Online.

Risk Factors

      The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

America Online, AOLTW and the Cisneros Group Control Our Company, May Have Interests that Conflict With the Interests of Class A Common Stockholders and Are Free to Place Their Interests Ahead of Those Stockholders

      Because America Online/AOLTW and the Cisneros Group operate in the interactive services and media industries, their current control of approximately 51.6%, and 45.2%, respectively, of the voting power of our outstanding capital stock creates actual and potential conflicts of interest between them and us. Neither our restated certificate of incorporation nor our agreements with America Online, AOLTW and the Cisneros Group prevent them from pursuing other opportunities that might be disadvantageous to us, acquiring a minority interest in businesses that compete with us or, in some instances, directly competing with us. Consequently, they each have the power to take actions that may be directly opposed to our interests and the interests of the class A common stockholders.

If We Are Not Able to Convert Our Subscribers Into Paying Subscribers, or Are Unable to Retain Paying Subscribers, We Will Not be Able to Increase Our Revenues as Planned

      We have had difficulty in converting trial subscribers and subscribers who choose non-credit card payment options into subscribers who pay on a timely basis. In addition, our turnover rate among paying subscribers continues at very high levels. If we fail to successfully convert trial and non-credit card payment subscribers, or if we fail to retain paying subscribers, we will have difficulty increasing our revenues and reducing our operating losses. Historically, a substantial majority of our subscribers who have chosen non-credit card payment methods have not made payments on their accounts following the end of their free trial periods or have not made timely payment.

      Because our marketing efforts generally include offering a free trial period to our subscribers, significant portions of our subscribers are in their free trial period.

If Our Relationship With Banco Itaú Is Not Successful, Our Reputation, Financial Condition and Competitive Position May be Harmed

      Our revised strategic marketing alliance with Banco Itaú is subject to a number of risks and uncertainties. We issued 31,700,000 shares of our class A common stock to Banco Itaú on August 11, 2000. If we are unable to receive the expected benefits from this alliance, our business could suffer. For example:

•	If we and Banco Itaú are not successful in attracting a significant number of subscribers, or if these subscribers do not choose to pay for the service, we will not achieve the revenue levels that we expect.

•	If we and Banco Itaú disagree on the direction of the alliance, it is unlikely we will fully recover the value of the shares issued to Banco Itaú.

•	Because our agreement with Banco Itaú severely limits our ability to enter into strategic relationships with other financial institutions in Brazil, we may be unable to take advantage of potentially lucrative business opportunities.

•	Because we and Banco Itaú are marketing a co-branded service, if Banco Itaú experiences any financial difficulties or negative publicity for any reason, our reputation and financial condition could be adversely affected.

We Have Experienced Substantial Losses and We May Not Achieve or Maintain Profitability

      We are at an early stage of development in a new and rapidly evolving market. We incurred cumulative net operating losses of approximately $752.0 million from December 15, 1998, the date of our inception, through December 31, 2002. We expect to continue to incur net losses as we expend substantial resources to develop our business. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future. We will need to generate significant revenues to achieve profitability and we may not be able to do so.

Because America Online, AOLTW, the Cisneros Group and Banco Itaú Do Not Have Any Commitment to Fund Our Capital Requirements, If We Are Unable to Obtain Additional Financing from Them or Other Sources, We May be Unable to Sustain Our Business

      We anticipate that cash on hand will be sufficient to fund operations into the first quarter of 2004 based upon our current operating budget. There is no assurance that additional funding will be obtained on favorable terms, if at all, or that the holders of the senior convertible notes issued to AOLTW will not require the proceeds of any such financing to be used to repay the senior convertible notes. To the extent that the holders of the senior convertible notes require the proceeds of any such financing to be used to repay the senior convertible notes, the funds would not be available for use by the Company. Any additional equity financing, if available, may be dilutive to our stockholders, and any debt financing, if available, may involve restrictions on our financing and operating activities.

If America Online and the Cisneros Group Fail to Agree on Matters Related to Our Business, Our Business May be Adversely Affected for as Long as They Remain in Deadlock

      Because America Online and the Cisneros Group jointly control AOLA through provisions contained in our restated certificate of incorporation, restated by-laws, and stockholders’ agreement, either America Online or the Cisneros Group can block a wide variety of actions, including marketing activities, budgetary authorizations and changing significant corporate governance provisions in our restated certificate of incorporation and restated by-laws. Our inability to carry out these actions may adversely affect our business.

Our Potential Issuance of Stock Upon the Conversion of Our Convertible Debt and/or Our Payment of Interest Under the Notes in Additional Stock Will Cause Substantial Dilution and May Depress the Price of Our Class A Common Stock

      The conversion of the senior convertible notes and/or the payment of interest on the senior convertible notes in stock will result in substantial dilution to the interests of our class A stockholders and could decrease the price of our stock. A decline in the price of our class A common stock could encourage short sales of our class A common stock, which could place further downward pressure on the price of our stock. We expect to pay interest on the notes issued to AOLTW through the issuance of additional shares.

Our Revenues Have Been Impacted by Devaluation of Local Currencies. Because Most of Our Revenues Are Paid in Latin American Currencies, Our Reported Revenues Decline as These Currencies Devalue Relative to the U.S. Dollar

      Although our reporting currency is the U.S. dollar, most of our revenues are received in the currencies of the countries in which we offer our interactive services. The currencies of many Latin American countries, including Brazil, Mexico and Argentina, have experienced substantial volatility and devaluation in the past. Our revenues will decline in value if the local currencies in which we are paid devalue relative to the U.S. dollar, which would adversely affect our business.

Intense Competition in Latin America May Adversely Affect Our Ability to Generate Revenues and Acquire Market Share

      We compete in a marketplace with a wide range of competitors, including providers of online and Internet access services and portals. Competition is intense and may increase, which could adversely affect our ability to generate revenues and acquire market share. Furthermore, providers of free Internet access in Brazil have continued to attract significant numbers of new users.

      We compete with providers of Spanish- and Portuguese-language interactive services, including Internet access services, portals, search engines and Web directories. We compete in the broader Latin American regional market as well as in country specific local markets. Our principal regional market competitors include Terra Lycos, an affiliate of Telefonica, and Microsoft (MSN). Our primary local competitors in our core target countries include UOL and free services provided by Internet Gratis (iG), Super11 and iBest in Brazil; Telmex in Mexico, which has an alliance with Microsoft for the development of content and offers a Prodigy-branded service; Ciudad Internet and Arnet, which is owned by Telecom, in Argentina; and Puerto Rico Telephone Company, AT&T, Earthlink and Juno in Puerto Rico. There are currently many other Internet access providers in Latin America.

      Some of our competitors and potential future competitors may have the following advantages: longer operating histories, greater name recognition in some markets, better access to capital and larger established customer bases.

      Our competitors may develop interactive services that achieve greater market acceptance and new competitors may emerge and acquire significant market share. Further, competitors that own or have established alliances with cable, satellite or telecommunications companies may have distribution, technical or financial advantages, including the ability to offer Internet access services at lower prices or for free.

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

      First, we cannot engage in any business activity other than providing PC-based and AOL-branded TV- and wireless-based interactive services in Latin America without the approval of America Online and the Cisneros Group for as long as America Online and the Cisneros Group own a certain threshold number shares of our stock. Second, even if America Online acquires or develops AOL-branded wireless-based online services, we will not be able to offer these services or AOL-branded TV services in Latin America, although we have the license to do so, without the approval of both of the directors appointed by America Online and the Cisneros Group who serve on the special committee of our board of directors. Disputes may also arise with America Online over whether our licensed rights extend to particular services, due to possible ambiguities in the terms “PC-based,” “TV-based” and “wireless-based services.”

      Also, we are prevented from offering our services to Spanish- and Portuguese-speaking consumers in countries outside of Latin America.

Limitations and Conditions on Our Rights to Offer AOL-Branded Online Services and Portals in Latin America Could Harm the Value of These Rights and Our Ability to Effectively Compete

      We have entered into a license agreement with America Online under which we have exclusive rights to offer AOL-branded PC-based online services and, as they are developed by America Online, AOL-branded TV- and wireless-based online services in Latin America. These rights to use America Online’s brand name and services are vital to our success as an interactive services provider. However, they are subject to important conditions and limitations, some of which are beyond our control, which could preclude us from exercising our rights or materially diminish their value to us and could adversely affect our business.

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

If the Telecommunications Networks We Use Are Not Reliable or Are Not Able to Accommodate Our Anticipated Needs, the Quality of Our Online Services and Our Ability to Make Our Online Services Available to Our Members Would be Harmed

      We depend entirely upon third-party telecommunications network providers to transmit data between America Online’s servers in the U.S. and our members and content providers in Brazil, Mexico and Argentina. If these third-party telecommunications networks do not function properly, the quality of our online services, or even our ability to deliver our online services, would be compromised, which would adversely affect our business.

      Our primary areas of concern involve the capacity and reliability of these networks. We anticipate that we will need to enter into additional network contracts. If our third-party network providers lack the capacity to accommodate a rapid increase in use of our online services, members may encounter delays in accessing and using our online services. In addition, if our third-party telecommunications network providers experience severe financial difficulties, our service could be interrupted.

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

Past and Future Media Coverage Could Adversely Affect Consumer Acceptance of Our Interactive Services, Which Could Negatively Impact Our Ability to Acquire Market Share and Generate Revenues

      The interactive services industry, including our company, experiences heightened media coverage. Past and future media coverage of our company and our interactive services could adversely affect consumer acceptance of our interactive services.

Our Servers, Which Are Owned and Maintained by America Online, May be Subject to System Failures, Computer Viruses or Other Unanticipated Problems That May Damage Our Reputation and Result in a Loss of Members and in a Decrease in Use of Our Portals

      Any damage to or failure of America Online’s servers could adversely impact our business. The host computers that run our interactive services, which we refer to as our servers, are owned and maintained by America Online in three locations within the U.S. Our operations, therefore, depend entirely on America Online’s ability to protect this equipment and the information stored there against events such as damage by fire, power loss, failures by third-party service providers, computer viruses and unauthorized intrusions.

If the Cost of Local Access Calls Does Not Continue to Decline in Latin America, the Market for Our Services May be Limited, Which Could Reduce Our Revenues From Subscription Fees

      Unlike in the U.S., local calls are metered in many Latin American countries and online service and Internet users pay for Internet access fees as well as local calls that connect them to an Internet access provider. We believe this has had a negative impact on the growth of online services and Internet use in Latin America. If telephone call charges do not continue to decrease, our revenues may decline because consumers may be unwilling to pay both subscription fees for Internet access and fees for local calls.

If We Fail to Adapt Our Online Services to Accommodate Faster Methods of Internet Access or if We Fail to Offer New Technologies, We May Lose Members or Fail to Attract New Members and Our Revenues May Decline

      Unless we can accommodate high-speed Internet and online service access, new technologies, such as TV- and wireless-based services, and operating system platforms other than Windows 95, Windows 98, Windows 2000, Windows ME and Windows XP, our interactive services will be less appealing to consumers and our revenues may decline. We expect high-speed Internet and online service access to become more widely available in Latin America. We will be at a competitive disadvantage if we cannot allow our members to connect to our online services at these higher speeds or over new technologies. To date, we have not offered high-speed Internet access services.

We May Become Subject to Burdensome Government Regulations Affecting Interactive Services, Which Could Increase Our Costs of Doing Business or Impair Our Ability to Generate Revenues

      The legal and regulatory environment that pertains to interactive services in Latin America remains uncertain and may change. Latin American countries may adopt laws and regulations or apply existing laws to interactive services, including commerce and online service and Internet advertising. Uncertainty and new regulations could increase our costs, prevent us from delivering our interactive services and slow the growth of the Internet significantly, which could delay growth in demand for our interactive services and limit our ability to generate revenues.

      New and existing laws and the interpretation of existing laws may cover issues such as: copyright, trademark and patent infringement, access to networks, sales and other taxes, content provided on our services, user privacy and data protection, pricing controls and cross-border commerce.

Reduced Sales of Personal Computers in Latin America May Impact the Potential Market for Subscribers to Our AOLA Country Services

      Growth in subscription revenues may be negatively impacted by the slowdown in sales of personal computers which has taken place throughout most of Latin America as a result of recent economic volatility. The lower growth in the number of personal computers may hamper our ability to attract new subscribers to our AOLA country services at rates which we expected.

Because Our Licensed Rights to America Online’s Trademarks and Domain Names Are a Valuable Asset and Integral to Our Brand Identity, Unauthorized Use of Intellectual Property That We License From America Online Could Lead to Public Confusion About Our Brand and Adversely Affect Our Business

      America Online’s or our own inability to protect our licensed rights to America Online’s trademarks and domain names against infringement or misappropriation could lead to public confusion about our brand and adversely affect our business. For example, America Online experienced difficulty in obtaining the rights to the domain name www.aol.com.br in Brazil. Similarly, in Brazil, Mexico and Argentina, America Online has initiated opposition proceedings to prevent registration of marks by third parties that are confusingly similar to America Online’s marks. We cannot assure that America Online will prevail in any legal proceedings or be able to register successfully all of the domain names that relate to its trademarks.

Because Credit Card Penetration in Latin America is Limited, Our Ability to Attract Members Who Pay on a Timely Basis May be Affected

      Credit card penetration in the markets we serve in Latin America is significantly lower than in the United States. This limits the number of potential subscribers to our AOLA country services who could pay by credit card. We have had difficulty collecting payments from subscribers who pay be means other than credit cards.

If We Are Not Able to Satisfy the Continued Listing Requirements of the Nasdaq SmallCap Market, Our Class A Common Stock Could be Delisted Resulting in Reduced Liquidity For Our Stockholders and a Possible Lower Stock Price

      Our class A common stock is currently not in compliance with Nasdaq’s required minimum bid price of $1.00. The closing bid price of our class A common stock must be above $1.00 for at least ten consecutive trading days starting no later than June 23, 2003 or our class A common stock will be delisted from the Nasdaq SmallCap Market. In addition, in the past, we have had difficulty complying with other

Nasdaq listing requirements. If our stock were delisted from the Nasdaq SmallCap market, our stockholders could have reduced liquidity and the price of our stock could decrease.

We Have a Number of Arrangements With Telecommunications Network Providers That Have Not Been Formalized.

      We have several arrangements with telecommunications providers that have not been memorialized in written contracts. As a result, these telecommunication providers could attempt to change the terms under which they provide service to us or terminate their relationship with us at any time. In addition, a change in telecommunications regulations could encourage these providers to attempt to change the terms under which they provide service or terminate their relationships with us.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      Our reporting currency is the U.S. dollar. However, most of our revenues are received in the currencies of the countries in which we offer our interactive services. The currencies of many Latin American countries, including Brazil, Mexico, and Argentina, have recently experienced substantial volatility, including devaluation of their currencies. From January 1, 2002 through March 12, 2003, the Brazilian real devalued 33.4% and the Argentine peso devalued 66% from January 11, 2002 (the date of resumption of trading in the Argentine peso). The Mexican pesos devalued by approximately 15.3% from January 1, 2002 through March 12, 2003. If the currencies of the countries in which we operate depreciate and we do not or are not able to increase our prices, our revenues from our services will decline in U.S. dollar terms. Due to our constantly changing currency exposure and the substantial potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. However, we believe that to the extent that we have expenses in excess of revenues in each of our principal currencies, our economic exposure to currency fluctuations will be reduced. Therefore, to date, we have not tried to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts for hedging. Our business may be adversely affected as a result of foreign currency exchange rate fluctuations if we fail to enter into economic hedging transactions. Future currency exchange losses may be increased if we become subject to exchange control regulations restricting our ability to convert local currencies into U.S. dollars.

      Recent developments in Argentina’s economic and political arenas suggest a continued risk of further currency devaluation. As of December 31, 2002, we had net tangible assets in Argentina totaling approximately $4.0 million, of which approximately $3.2 million is related to a VAT receivable from the Argentine government. The short-term portion of the VAT receivable, which is equal to $0.3 million, is classified under other receivables in Current Assets while the long-term portion, which is equal to $2.9 million, is classified under Other Assets in the Consolidated Balance Sheet at December 31, 2002. This VAT receivable is not subject to expiration, although its value is exposed to the fluctuation of the value of the Argentine peso.

      To date, our consolidated results of operations have not been materially impacted by inflation, although rates of inflation have been increasing recently. Inflation was 12% in Brazil during calendar 2002, an increase from 6% in calendar 2001. Inflation in Argentina from January 2002 through February 2003 reached a cumulative 40%.

      We are exposed to market risk as it relates to changes in the market value of our investments. As of December 31, 2002, we had no material investments in marketable securities.

Item 8.	Financial Statements and Supplementary Data

      Reference is made to the financial statements listed under the heading “(a) (1) Consolidated Financial Statements” of Item 15 of this report, which financial statements are incorporated herein by reference in response to this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Board Structure

      Our board consists of 14 directors who are elected annually.

      America Online, Inc. and the Cisneros Group are each entitled to elect five directors:

      America Online, Inc. has elected:

•	Janice Brandt;

•	J. Michael Kelly;

•	Michael J. Lynton;

•	Joseph A. Ripp; and

•	Gerald Sokol, Jr.

      The Cisneros Group has elected:

•	Steven I. Bandel;

•	Gustavo A. Cisneros;

•	Ricardo J. Cisneros

•	Robert S. O’Hara, Jr.; and

•	Cristina Pieretti

      Our three remaining directors are:

•	Vernon E. Jordan, Jr.;

•	William H. Luers; and

•	M. Brian Mulroney

      We currently have a vacancy on our Board of Directors, which resulted from the resignation of Roberto Egydio Setubal on July 31, 2002. We do not expect this vacancy to be filled at this time.

Biographical Information

      The individuals listed below are our executive officers or members of our board of directors, as indicated. The stated age of each such individual is as of March 31, 2003.

Name	Age	Position

Charles M. Herington	43	President and Chief Executive Officer
Osvaldo Baños	47	Executive Vice President and Chief Financial Officer
Milton P. Brice	43	Treasurer and Controller
David A. Bruscino	40	Vice President, General Counsel and Secretary
Eduardo A. Escalante Castillo	45	President, AOL Mexico
Milton R. Camargo	45	President, AOL Brasil

Name	Age	Position

Travis Good	42	Vice President, Technology and Operations
Eduardo Hauser	34	Vice President, AOL Services and Business Affairs
Gustavo Rubio	37	Vice President, Interactive Marketing
Steven I. Bandel	49	Director
Janice Brandt	52	Director
Gustavo A. Cisneros	57	Director
Ricardo J. Cisneros	55	Director
Vernon E. Jordan, Jr.	67	Director
J. Michael Kelly	46	Director
William H. Luers	73	Director
Michael Lynton	43	Director
M. Brian Mulroney	64	Director
Robert S. O’Hara, Jr.	63	Director
Cristina Pieretti	51	Director
Joseph A. Ripp	51	Director
Gerald Sokol, Jr.	40	Director

      Charles M. Herington. Mr. Herington has been our president and chief executive officer since February 1999. Before joining AOLA, Mr. Herington served as president of Revlon America Latina from January 1998 to February 1999. From 1990 through 1997, Mr. Herington held a variety of senior management positions with PepsiCo Restaurants International, including regional vice president of KFC, Pizza Hut and Taco Bell for South America, Central America and the Caribbean from September 1995 to September 1997, regional vice president of KFC for Latin America from February 1994 to September 1995, general manager of KFC Puerto Rico from February 1992 to February 1994, general manager of franchise markets for KFC Latin America from February 1991 to February 1992 and marketing director for KFC for Latin America from May 1990 to February 1991. Between 1981 and 1990, Mr. Herington served in various managerial positions at The Procter & Gamble Company. Mr. Herington is also a director of Adolph Coors Company and its principal subsidiary, Coors Brewing Company.

      Osvaldo Baños. Mr. Baños has been our executive vice president and chief financial officer since September 2002. From June 1999 to September 2002, Mr. Baños was a partner and executive officer of Gemini Group, a consulting and venture capital firm in Buenos Aires, Argentina. From July 1997 to May 1999, Mr. Baños served as president and chief executive officer of Buenos Aires Embotelladora, S.A., a bottler of Pepsi products in Latin America. From 1981 to 1996, Mr. Baños served in various executive positions at PepsiCo, Inc.

      Milton P. Brice. Mr. Brice has served as our treasurer since June 2000, and our treasurer and controller since December 2001. From July 1984 to May 2000, Mr. Brice held a variety of management positions at The Procter & Gamble Company, primarily in the Latin America Division. From September 1994 to November 1998, Mr. Brice was Latin America regional treasurer; from June 1991 to August 1994, he was finance manager for Procter & Gamble Argentina; and from June 1990 to May 1991, he was regional product supply finance manager for Latin America.

      David A. Bruscino. Mr. Bruscino has been our vice president, general counsel and secretary since May 2000. Since February 2003, Mr. Bruscino has also held the position of strategic consultant with our Brazilian subsidiary, AOL Brazil. From September 1988 to April 2000, Mr. Bruscino was an attorney with the law firm of Baker & Hostetler LLP in Cleveland, Ohio, and was a partner of that firm beginning in 1996.

      Eduardo A. Escalante Castillo. Mr. Escalante is president and general manager of our Mexican subsidiary, AOL Mexico, a position he has held since November 1999. Prior to that, from September 1998 to November 1999, Mr. Escalante was vice president of Alestra, a joint venture of AT&T, Grupo Alfa and Bancomer. From January 1996 to August 1998, Mr. Escalante was director of marketing and from November 1994 to December 1995 he served as director of strategic planning for Alestra. From May 1992 to October 1994, he served as marketing director and from June 1991 to April 1992 as the manager of planning and new product development for Sigma Alimentos, the food segment of Grupo Alfa.

      Milton R. Camargo. Mr. Camargo has been the president and general manager of our Brazilian subsidiary, AOL Brazil, since March 28, 2003. Prior to that, he served as the chief operating officer of AOL Brazil beginning in May 1, 2001, having started with AOL Brazil in July 2000 as the business unit director for the AOLA/ Banco Itaú relationship. From July 1997 to July 2000, Mr. Camargo served as president of the Brazil Porto Alegre South Mission of the Church of Jesus Christ of the Latter-Day Saints. From February 1996 to June 1997, he worked for Philips do Brasil as marketing director in the Lighting Division. From April 1991 to January 1996, he worked for Otis Elevator Company, a subsidiary of United Technologies Corporation, in various positions, culminating in the position of international commercial division manager. Mr. Camargo received his MBA from Brigham Young University in 1991 and his bachelor’s degree in civil engineering from the Instituto Militar de Engenharia in Rio de Janiero, Brazil in 1982.

      Travis Good. Mr. Good has been our vice president of technology and operations since March 1999. From May 1995 to February 1999, he held a variety of management positions at America Online, including general manager for America Online’s Global Network Navigator and director of product marketing for AOL client software. From January 1995 to May 1995, he was director of Internet services for Cable & Wireless. From March 1994 to January 1995, Mr. Good served as general manager of GE Information Services’ distributorship in Mexico. From December 1987 to March 1994, he served in a variety of positions at General Electric Corporation.

      Eduardo Hauser. Mr. Hauser is our vice president of AOL services, a position he has held since January 2001. Mr. Hauser has also been our vice president of business affairs since January 2002. From March 1999 to January 2001, Mr. Hauser served as our vice president of corporate development. Before joining AOLA, Mr. Hauser was employed from September 1988 to March 1999 by different companies in the Cisneros Group, serving in a variety of positions, including vice president, news, of Venevisión from September 1997 to March 1999, and as managing director of Highgate Properties, a company within the Cisneros Group, from September 1993 to September 1997.

      Gustavo Rubio. Mr. Rubio has served as our vice president of interactive marketing since July 2002. From November 2000 to July 2002, Mr. Rubio was vice president of sales of StarMedia Network Inc. From March 1985 to September 2000, he served in various marketing positions with United Airlines, culminating in the position of general manager.

      Steven I. Bandel. Mr. Bandel has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. Since January 1995, Mr. Bandel has held several senior management positions at companies within the Cisneros Group, with responsibilities in the areas of finance and business development. Mr. Bandel has the title of president and chief operating officer of the Cisneros Group. Mr. Bandel is also a director of Nutritional Sourcing Corporation, a company within the Cisneros Group.

      Janice Brandt. Ms. Brandt has been a member of our Board of Directors since April 2002 and was appointed to the board by America Online. She has served as senior advisor to America Online since September 2002 and before that served as vice chair and chief marketing officer of America Online from January 2001 to September 2002. From September 1997 to January 2001, Ms. Brandt was president of marketing for America Online. She served as senior vice president for marketing of America Online from March 1993 to September 1997. Ms. Brandt was named one of Fortune Magazine’s “Most Powerful Women in American Business” in 1999 and 2000 and Direct Marketer of the Year by the Direct Marketing Association of America in 2000.

      Gustavo A. Cisneros. Mr. Cisneros has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. He is chairman and chief executive officer of the Cisneros Group. Since 1975, Mr. Cisneros has overseen the management and operations of the Cisneros Group and is an executive officer and director of many of its constituent companies. Mr. Cisneros is a director of Pan American Beverages, Inc. Mr. Cisneros is a founding member of the international advisory board of the Council on Foreign Relations, as well as a member of the board of overseers of the International Center for Economic Growth. He serves on the chairman’s international advisory council of the Americas Society. Mr. Cisneros is a member of the international advisory board of Columbia University, a member of the board of overseers at Babson College and a founding member of the advisory committee for the David Rockefeller Center for Latin American Studies at Harvard University. He is a director of the Joseph H. Lauder Institute of Management and International Studies of the Wharton School of the University of Pennsylvania. Mr. Cisneros is the brother of Ricardo J. Cisneros.

      Ricardo J. Cisneros. Mr. Cisneros has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. He is vice-chairman of the Cisneros Group. Since 1975, he has served as an executive officer and a director of a number of the companies within the Cisneros Group. He serves on the board of the Simon Bolivar Foundation in New York. Mr. Cisneros is also the director of the Fundación Cisneros and the Fundación Cultural Venevisión in Venezuela. In 1993, Mr. Cisneros with his brother Gustavo, established the Gustavo and Ricardo Cisneros Fund at Rockefeller University, which focuses its research on diseases prevalent in Latin America and provides for the annual appointment of the Rockefeller Latin American Research Scientists.

      Vernon E. Jordan, Jr. Mr. Jordan has been a member of our board of directors since August 2000. Since January 2000, he has been a senior managing director of the investment banking firm of Lazard Fréres & Co. LLC and of counsel at the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. At Akin Gump, he was a senior partner from 1992 to 1999 and a partner from 1982 to 1992. He is a member of the board of directors of the American Express Company, Asbury Automotive Group, Inc., Callaway Golf Company, Clear Channel Communications, Dow Jones & Company, Inc., J.C. Penney Company, Inc., Revlon, Inc., Sara Lee Corporation, and Xerox Corporation. He is also on the International Advisory Board of DaimlerChrysler AG and a senior advisor to Shinsei Bank, Ltd. Mr. Jordan is also a trustee of Howard University.

      J. Michael Kelly. Mr. Kelly has been a member of our board of directors since January 2000 and was appointed to the board by America Online. Mr. Kelly has served as chairman and chief executive officer of AOL International since September 2002. Before that, he served as chief operating officer of America Online from November 2001 to September 2002. From January 2001 through October 2001, Mr. Kelly served as executive vice president and chief financial officer of AOLTW. He served as senior vice president and chief financial officer of America Online from July 1998 to January 2001. Before joining America Online, he had been executive vice president of finance and planning and chief financial officer of GTE Corporation since June 1997. Mr. Kelly was appointed GTE’s senior vice president of finance in 1994.

      William H. Luers. Mr. Luers has been a member of our board of directors since August 2000. He has been chairman, chief executive officer and president of the United Nations Association of the United States of America since February 1999. From May 1986 to February 1999, Mr. Luers served as president of the Metropolitan Museum of Art in New York, New York. He is a member of the board of directors of IDEX Corporation, Wickes Inc., and several incorporated mutual funds managed by Deutsche Scudder Investments, Inc.

      Michael Lynton. Mr. Lynton has been a member of our board of directors since January 2000 and was appointed by America Online. Mr. Lynton has served as president, international and executive vice president of AOLTW since May 2002, and president of AOL International since January 2000. From September 1996 to December 1999, Mr. Lynton was chairman and chief executive officer of the Penguin Group. From September 1993 to June 1996, Mr. Lynton served as president of Disney Publishing

Magazines and Books, and between 1987 and 1993 he served as president of Hollywood Pictures for The Walt Disney Company.

      The Right Honourable M. Brian Mulroney. The Right Honourable M. Brian Mulroney has been a member of our board of directors since August 2000. He has been a senior partner in the law firm of Ogilvy Renault in Montreal, Quebec, Canada since August 1993. From September 1984 to June 1993, Mr. Mulroney served as the prime minister of Canada. He is a member of the board of directors of the Archer Daniels Midland Company, Barrick Gold Corp., Trizec Properties, Inc., Cendant Corporation, Quebecor Inc. and Quebecor World Inc.

      Robert S. O’Hara, Jr. Mr. O’Hara has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. From 1974 to 2002, Mr. O’Hara was a member of Milbank, Tweed, Hadley & McCloy LLP, a law firm in New York, N.Y. Since January 2002, he has been Consulting Partner and Senior Counsel at the firm.

      Cristina Pieretti. Ms. Pieretti has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. From 1992 to March 1995, and since February 1996, Ms. Pieretti has held a number of senior management positions with marketing and operations responsibilities at companies within the Cisneros Group in the consumer goods, retail and telecommunications industries. From March 1995 to February 1996, Ms. Pieretti was a partner at Booz-Allen & Hamilton, a consulting firm. Ms. Pieretti has the title of executive vice president of operations of the Cisneros Group. Ms. Pieretti is also a director of Nutritional Sourcing Corporation, a company within the Cisneros Group.

      Joseph A. Ripp. Mr. Ripp has been a member of our board of directors since April 2002 and was appointed to the board by America Online. He has served as vice chairman of America Online, Inc. since September 2002. Before that, he served as executive vice president and chief financial officer of America Online from January 2001 to September 2002. From July 1999 to January 2001, Mr. Ripp was executive vice president and chief financial officer of Time Warner Inc. From April 1994 to July 1999, Mr. Ripp served as executive vice president, chief financial officer and treasurer of Time Inc. Mr. Ripp is a member of the board of trustees of Manhattan College, as well as chairman of the finance committees of A Better Chance and the Advertising Educational Foundation. In addition, Mr. Ripp is a director of the Ad Council.

      Gerald Sokol, Jr. Mr. Sokol has been a member of our board of directors since January 2000 and was appointed to the board by America Online. He has served as executive vice president of AOL International since October 2002. Before that he served as senior vice president of strategic planning and general manager of AOL International from September 1999 to October 2002 and before that was vice president of finance of AOL International since February 1999. From August 1996 to January 1999, Mr. Sokol held several positions with NTN Communications, Inc., most recently serving as president, chief executive officer and chairman of the board of directors. From July 1987 to May 1996, Mr. Sokol held several positions with Tele-Communications, Inc., most recently serving as vice president and treasurer.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and beneficial owners of more than 10% of our capital stock to file reports with the Securities and Exchange Commission regarding their ownership and changes in their ownership of our capital stock. To our knowledge, during 2002, our officers, directors and greater than 10% beneficial stockholders complied with all Section 16(a) filing requirements on time, except that Mr. Trostli did not file a Form 3 or a Form 5 on a timely basis, Mr. Escalante did not file a Form 3 on a timely basis, Mr. Rubio did not file a Form 3 on a timely basis and Mr. O’Hara did not file a Form 4 on a timely basis.

Item 11.	Executive Compensation

Compensation of Directors

      The directors appointed by America Online and the Cisneros Group and the director who had been nominated by Banco Itaú received no cash compensation for services rendered in their capacity as directors. The other members of our board receive a fee of $10,000 for each regular board meeting they attend, a fee of $1,000 for each special telephonic meeting they attend and a fee of $7,500 per fiscal year for serving on a committee of our board. The chairperson of each committee receives an additional fee of $2,500 per fiscal year. The directors may receive additional compensation in a manner to be determined by our board. All directors are eligible for reimbursement for actual reasonable costs incurred in attending our board and committee meetings.

      Our non-employee directors also receive automatic stock option grants under our 2000 Stock Option Plan upon joining our board. Options granted under this plan are non-qualified stock options. Each non-employee board member elected for the first time to our board is granted an option to purchase 60,000 shares of class A common stock upon the date of his or her initial election. The exercise price of the options is 100% of the fair market value of the class A common stock on the date of the option grant. The options are exercisable as of the date granted, and their term is ten years. As of March 25, 2003, none of these options granted under the plan had been exercised. Under AOLTW’s and America Online’s conflicts of interests standards, Janice Brandt, J. Michael Kelly, Michael Lynton, Joseph A. Ripp and Gerald Sokol, Jr., each a member of our board as well as an employee of AOLTW or America Online, must transfer the economic benefit of their options to AOLTW or America Online, as applicable.

Compensation Committee Interlocks and Insider Participation

      Messrs. Mulroney and Luers currently constitute our compensation committee. Neither member of our compensation committee has been an officer or employee of our company. No executive officer of our company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Summary Compensation Table

      The following table presents the total compensation paid or accrued to our named executive officers during our fiscal years ended December 31, 2002 and 2001 and for the twelve-month period ended December 31, 2000. Effective January 11, 2001, we changed our fiscal year end from June 30 to December 31.

      “Named executive officer” refers to our chief executive officer and to our four most highly paid executive officers who earned more than $100,000 in the fiscal year ended December 31, 2002, and who were employed by us on December 31, 2002. Also included are Mr. Gustavo Benejam and Mr. Javier Aguirre, our former Chief Operating Officer and Chief Financial Officer, respectively. Each of Mr. Benejam and Mr. Aguirre would have been one of our most highly compensated executive officers, but for the fact that they were not serving as an executive officer on December 31, 2002. Mr. Benejam’s employment with us ended in September 2002 and Mr. Aguirre’s employment with us ended in October 2002.

						Securities
					Other Annual	Underlying
Name and Principal Position	Year		Salary	Bonus	Compensation	Options Awarded

Charles M. Herington (1)	2002		$435,000	$440,220	$30,000	150,000
President and Chief and	2001		410,166	150,000	33,946	750,000
Executive Officer	Stub	(2)	175,450	188,080	30,000	1,300,000
	2000		354,124	665,722	32,017	—
Osvaldo Baños(3)	2002		$140,487	$231,845	—	250,000
Executive Vice President	2001		—	—	—	—
and Chief Financial	Stub	(2)	—	—	—	—
Officer	2000		—	—	—	—
Eduardo A. Escalante Castillo(4)	2002		$316,315	$179,860	$47,200	80,000
President and General	2001		295,439	60,410	46,724	150,000
Manager, AOL Mexico	Stub	(2)	130,678	73,812	23,263	375,000
	2000		251,304	73,812	46,524	—
Eduardo Hauser	2002		$204,390	$98,033	—	44,600
Vice President AOL	2001		179,862	29,832	—	90,000
Services and Business	Stub	(2)	46,032	53,704	—	245,000
Affairs	2000		88,523	53,704	—	—
Carlos D. Trostli(5)	2002		$275,973	$119,239	$137,889	66,700
President and General	2001		166,673	110,646	52,972	375,000
Manager, AOL Brasil	Stub	(2)	—	—	—	—
	2000		—	—	—	—
Javier Aguirre(6)	2002		$193,062	$117,500	—	66,700
Chief Financial Officer	2001		234,798	117,500	55,431	200,000
	Stub	(2)	77,531	29,832	—	346,000
	2000		150,671	52,970	—	—
Gustavo Benejam(7)	2002		$332,075	$166,158	—	115,000
Chief Operating Officer	2001		310,596	275,000	—	250,000
	Stub	(2)	135,064	72,699	—	400,000
	2000		201,208	125,000	—	—

(1)	Other annual compensation includes Mr. Herington’s automobile allowance ($30,000 annually) and payment of membership fees ($5,000 annually).
(2)	“Stub” referes to the period from July 1, 2000 through December 31, 2000.
(3)	Mr. Baños began his employment with us in August 2002. His annual bonus compensation in 2002 consisted of a signing bonus of $150,000 that was granted under Mr. Baños’ employment agreement and a performance bonus of $81,845.
(4)	Other compensation includes medical and life insurance (2002: $3,200; 2001: $2,724; 2000: $2,524) and use of automobile ($20,000 annually), children’s education allowance ($24,000 annually).
(5)	Mr. Trostli began his employment with us on May 7, 2001 and ended March 28, 2003. His annual bonus compensation includes $89,990 and $56,330 in 2002 and 2001, respectively, as signing bonuses. Other compensation includes medical and life insurance (2002: $3,006; 2001: $3,764), use of automobile ($30,000 annually), children’s education allowance (2002: $17, 827; 2001: $9,537) and personal security (2002: $87,056; 2001: $11,947).
(6)	Mr. Aguirre’s employment with us ended in October 2002.
(7)	Mr. Benejam’s employment with us ended in September 2002.

Option Grants in 2002 to Named Executive Officers

      The following table sets forth information with respect to employee options to purchase shares of class A common stock awarded during the year ended December 31, 2002 to the named executive officers listed in the summary compensation table.

Options Granted in 2002 to Named Executive Officers

	Individual Grants
					Potential Realizable Value
		Percentage of			At Assumed Annual Rates of
	Number of	Total Options			Stock Price Appreciation For
	Securities	Granted to			Option Term(2)
	Underlying	Employees	Exercise Price
Name	Options Granted(1)	in 2002	(Per Share)	Expiration Date	5%	10%

Herington, Charles M.	150,000	4.7%	$1.60	April 26, 2012	$150,935	$382,498
Baños, Osvaldo H.	250,000	7.8	0.26	August 5, 2012	40,878	103,593
Trostli, Carlos Eduardo D.A.	66,700	2.1	2.12	April 9, 2012	79,280	200,912
Escalante Castillo, Eduardo A.	80,000	2.5	2.12	April 9, 2012	95,089	240,974
Hauser, Eduardo A.	44,600	1.4	2.12	April 9, 2012	59,463	150,692
Aguirre, Javier	66,700	2.0	2.12	April 9, 2012	79,280	200,912
Benejam, Gustavo	115,000	3.4	1.60	April 26, 2012	115,717	239,249

(1)	Options are non-qualified stock options and generally terminate 60 days following termination of the executive officer’s employment with AOLA or the expiration date, whichever occurs earlier. The exercise price of each option was equal to the fair market value per share of the class A common stock on the grant date. All options vest over a four-year period at the rate of 25% per year with the first vesting date occurring on January 2, 2003, with the exception of the options granted to Mr. Herington, which vest over three years.

(2)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. The actual gains, if any, on the exercise of stock options will depend on the future performance of the class A common stock, the option holder’s continued employment throughout the option period, and the date on which the options are exercised.

Aggregated Option Exercises in the Last Fiscal Year and Year End Option Values

      The following table summarizes for each of the named executive officers unexercised options held at December 31, 2002. None of the named executive officers held any stock appreciation rights or exercised any stock options or stock appreciation rights during 2002. The value of unexercised in-the-money options at year-end is the difference between the exercise price and the fair market value of the underlying stock on December 31, 2002. The closing price of our class A common stock on the Nasdaq SmallCap Market on that date was $0.37 per share.

Option Values at December 31, 2002

	Number of Securities
	Underlying Unexercised		Value Of Unexercised
	Options		In-the-Money Shares
	at Year End		at Year End(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Herington, Charles M.	1,066,668	1,133,332	$0	$0
Baños, Osvaldo H.	0	250,000	0	27,500
Trostli, Carlos Eduardo D.A.	93,750	347,950	0	0
Escalante Castillo, Eduardo A.	225,000	380,000	0	0
Hauser, Eduardo A.	145,000	234,600	0	0
Aguirre, Javier	0	0	0	0
Benejam, Gustavo	262,500	502,500	0	0

(1)	Actual gains, if any, on exercise will depend on the value of the class A common stock on the date of sale of any shares acquired upon exercise of the option.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

      Charles M. Herington. Mr. Herington serves as our president and chief executive officer. Mr. Herington’s annual base salary from March 2002 through December 2002 was $431,700. From March 2001 through February 2002, Mr. Herington’s annual base salary was $413,000 and from September 2000 through February 2001 his annual base salary was $376,160. Mr. Herington is eligible to receive an annual bonus of up to 130% of his base salary, at the discretion of our board based on his performance. On August 7, 2000, Mr. Herington also received an option to purchase 1,300,000 shares of our class A common stock at $8.00 per share, its initial public offering price. As of January 1, 2003, Mr. Herington can purchase all shares available under this option grant. The board, in its discretion, may grant other stock options to Mr. Herington based upon his performance. Mr. Herington also holds options to purchase AOLTW common stock.

      If we terminate Mr. Herington for any reason other than:

•	his willful and material violation of AOLA’s company policy, which is not cured within 30 days after he has received written notice from our board;

•	his failure to comply with the lawful direction of our board;

•	his commission of a material act of dishonesty or fraud; or

•	his conviction or plea of no contest to a felony,

      Mr. Herington is entitled to receive his salary for 24 months following termination, as well as a portion of his annual bonus and options granted to Mr. Herington before his termination will continue to vest during the applicable severance payment period.

      Javier Aguirre. Mr. Aguirre was our chief financial officer from November 1999 to September 2002. From September 2000 until March 2001, Mr. Aguirre’s annual base salary was $170,000. From March 2001 through December 2001, Mr. Aguirre’s annual base salary was $235,000. From January 2002 to September 2002, Mr. Aguirre’s annual base salary was $250,000. Mr. Aguirre was eligible to receive an annual bonus of up to 50% of his base salary, based on his performance and on the achievement of specified performance objectives. He was also eligible to receive options to purchase our class A common stock. We entered into a separation agreement with Mr. Aguirre in October 2002. Under his separation agreement, Mr. Aguirre will receive six months of base salary, plus his annual bonus for 2002.

      Gustavo Benejam. Mr. Benejam was our chief operating officer from April 2000 to September 2002. His annual base salary from September 2000 through March 2001 was $290,000. From March 2001 until December 2001, his annual base salary was $315,000. From January 2002 to September 2002, Mr. Benejam’s base annual salary was $316,000. Mr. Benejam was eligible to receive an annual bonus of up to 50% of his annual base salary based on performance objectives. Mr. Benejam was also eligible to receive options to purchase our class A common stock. Under the terms of his separation agreement, Mr. Benejam will receive his salary for 12 months following termination of employment as well as full payment of his annual bonus for fiscal 2002.

      Osvaldo Baños. Mr. Baños serves as our executive vice president and chief financial officer. Mr. Baños’ annual base salary has been $300,000 since he began his employment in August 2002. Mr. Baños also received a signing bonus of $150,000. Mr. Baños is eligible to receive an incentive bonus of up to 50% of his base salary based on his performance and on the achievement of specified performance objectives. He is also eligible to receive options to purchase our class A common stock. As part of his employment agreement, Mr. Baños received an option grant of 250,000 shares.

      Eduardo A. Escalante Castillo. Mr. Escalante is president of AOL Mexico. Mr. Escalante’s annual salary from March 2001 to March 2002 was $294,803 and from March 2002 to date is $282,584. This reduction reflects the impact of recent devaluation in the exchange rate of the Mexican peso versus the U.S. dollar. Mr. Escalante is eligible to receive an incentive bonus of up to 60% of his base salary based on his performance and on the achievement of specified performance objectives. Mr. Escalante is also eligible to receive options to purchase shares of our class A common stock.

      Eduardo Hauser. Mr. Hauser is our vice president of AOL services, a position he has held since January 2001, and vice president of business affairs, a position he has held since January 2002. From September 2000 until March 2001, Mr. Hauser’s annual base salary was $170,000. From April 2001 through December 2001, Mr. Hauser’s annual base salary was $182,210. From January 2002 to present, Mr. Hauser’s annual base salary was $209,541. Mr. Hauser is eligible to receive an annual bonus of up to 35% of his base salary, based on his performance and on the achievement of specified performance objectives. He is also eligible to receive options to purchase our class A common stock.

      Carlos Dan Trostli. Mr. Trostli was president of AOL Brasil. Mr. Trostli’s annual salary was $250,000 since he began employment in May 2001. Mr. Trostli was eligible to receive an incentive bonus of up to 60% of his base salary based on his performance and on the achievement of specified performance objectives. Mr. Trostli received options to purchase 375,000 shares of our class A common stock in May 2001 and was also eligible to receive options generally to purchase shares our class A common stock.

Item 12.	Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

      The following table provides information regarding the ownership of our class A common stock as of March 25, 2003 by:

•	the named executive officers listed in the summary compensation table;

•	each director and nominee for director;

•	all current directors and executive officers as a group; and

•	each stockholder known by us to own beneficially more than 5% of our class A common stock.

      For purposes of calculating the number and percentage of outstanding shares held by each holder named below, any shares which that holder has the right to acquire within 60 days of March 25, 2003 are considered to be outstanding, but shares which may be similarly acquired by other holders are not considered to be outstanding.

      We believe that the stockholders named in this table have the sole voting and investment power for all shares of the class A common stock shown to be beneficially owned by them based on information they have provided to us, with the following exceptions:

•	The Cisneros Group’s shares are owned by Aspen Investments LLC and Atlantis Investments LLC, companies within the Cisneros Group of Companies. Aspen Investments LLC is indirectly beneficially owned by a trust established by Gustavo A. Cisneros for the benefit of himself and members of his family, and Atlantis Investments LLC is indirectly beneficially owned by a trust established by Ricardo J. Cisneros for the benefit of himself and members of his family. Aspen Investments LLC and Gustavo A. Cisneros disclaim beneficial ownership of the shares of AOLA owned by Atlantis Investments LLC or Ricardo J. Cisneros. Atlantis Investments LLC and Ricardo J. Cisneros disclaim beneficial ownership of the shares of AOLA owned by Aspen Investments LLC or Gustavo A. Cisneros.

•	A total of 216,666 shares originally issued to the Cisneros Group consist of shares of series C preferred stock held by the children of Gustavo A. Cisneros. These shares are subject to a voting agreement allowing Aspen Investments LLC to vote the shares. The voting agreement terminates if the series C preferred shares are transferred by the children in the future or if the shares are converted into shares of our class A common stock.

•	A total of 288,888 shares originally issued to the Cisneros Group consist of shares of series C preferred stock held by the children of Ricardo J. Cisneros. These shares are subject to a voting agreement allowing Atlantis Investments LLC to vote the shares. The voting agreement terminates if the series C preferred shares are transferred by the children in the future or if the shares are converted into shares of our class A common stock.

•	America Online’s shares include 300,000 shares of class A common stock issuable upon exercise of options held by employees of America Online or its parent, AOLTW, who are also directors of AOLA. Although such employees are the record holders of their respective options, America Online and AOLTW hold or share disposition power with respect to all of the shares of the class A common stock underlying the options.

      The address for America Online is 22000 AOL Way, Dulles, Virginia 20166. The address for AOL Time Warner is 75 Rockefeller Plaza, New York, New York 10019. The address for the stockholders affiliated with the Cisneros Group is c/o Finser Corporation, 550 Biltmore Way, Suite 900, Coral Gables, Florida 33134. The address for Banco Itaú is Rua Boa Vista 176, São Paulo, Brazil.

	Shares of
	Class A Common Stock
	Beneficially Owned

Beneficial Owner	Number		Percent

Executive Officers and Directors
Charles M. Herington	1,760,000	(1)	1.29%
Javier Aguirre	—		0.00%
Osvaldo Baños	—		0.00%
Gustavo Benejam	413,250	(2)	0.30%
Eduardo Escalante	376,250	(3)	0.28%
Eduardo Hauser	1,329,213	(4)	0.79%
Carlos Dan Trostli	204,175	(5)	0.15%
Steven I. Bandel	640,593	(6)	0.47%
Janice Brandt	60,000	(7)	0.04%
Gustavo A. Cisneros	57,730,886	(8)(15)	33.00%
Ricardo J. Cisneros	57,803,108	(9)(15)	33.03%
Michael Lynton	60,000	(7)	0.04%
J. Michael Kelly	60,000	(7)	0.04%
Robert S. O’Hara, Jr.	68,000	(10)	0.05%
Cristina Pieretti	457,748	(11)	0.34%
Joseph A. Ripp	60,000	(7)	0.04%
Gerald Sokol, Jr.	60,000	(7)	0.04%
Vernon E. Jordan, Jr.	60,000	(10)	0.04%
William H. Luers	62,350	(10)	0.05%
M. Brian Mulroney	60,000	(10)	0.04%
All current and former executive officers and directors as a group — 27 persons	121,719,981		55.55%
Five Percent Stockholders
America Online, Inc.	136,851,706	(12)(15)	59.03%
AOL Time Warner Inc.	191,867,459	(13)(15)	69.53%
Aspen Investments LLC	57,730,886	(8)(15)	33.00%
Atlantis Investments LLC	57,803,108	(9)(15)	33.03%
Banco Itaú S.A.	35,937,840	(14)(15)	26.59%

(1)	Consists of options to purchase 1,750,000 shares of class A common stock, which are exercisable within 60 days of March 25, 2003 and 10,000 shares of class A common stock.

(2)	Consists of options to purchase 413,250 shares of class A common stock, which are exercisable within 60 days of March 25, 2003.

(3)	Consists of options to purchase 376,250 shares of class A common stock, which are exercisable within 60 days of March 25, 2003.

(4)	Consists of options to purchase 239,900 shares of class A common stock, which are exercisable within 60 days of March 25, 2003 and 830,596 shares of class A common stock.

(5)	Consists of options to purchase 204,175 shares of class A common stock, which are exercisable within 60 days of March 25, 2003.

(6)	Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors which are exercisable as of the date granted and 580,593 shares of Class A common stock.

(7)	Consists of options to purchase 60,000 shares of class A common stock, which are exercisable as of the date granted. Under AOLTW’s and America Online’s conflicts of interests standards, Janice Brandt, J. Michael Kelly, Michael Lynton, Joseph A. Ripp and Gerald Sokol, Jr., each a member of our board as well as an employee of AOLTW or America Online, must transfer the economic benefit of their options to AOLTW or America Online, as applicable.

(8)	Consists of the following as of March 25, 2003: (a) 17,947,646 shares of class A common stock, (b) 39,723,240 shares of series C preferred stock, which represented approximately one-half of all series C preferred stock outstanding as of that date and includes 216,666 shares owned by the children of Gustavo A. Cisneros as to which Aspen Investments LLC has voting power, and (c) currently exercisable options to purchase 60,000 shares of class A common stock. Shares of series C preferred stock are convertible into AOLA’s class C common stock at any time, on a one share-for-one share basis, and the class C common stock is convertible into class A common stock at any time, on a one-share-for-one-share basis. Adding all these shares, as of March 25, 2003, Gustavo A. Cisneros, either directly or through Aspen Investments LLC, beneficially owned a total of 57,730,886 shares of class A common stock.

(9)	Consists of the following as of March 25, 2003: (a) 17,947,646 shares of class A common stock, (b) 39,795,462 shares of series C preferred stock, which represented approximately one-half of all series C preferred stock outstanding as of that date and includes 288,888 shares owned by the children of Ricardo J. Cisneros as to which Atlantis Investments LLC has voting power and (c) currently exercisable options to purchase 60,000 shares of class A common stock. Shares of series C preferred stock are convertible into AOLA’s class C common stock at any time, on a one-share-for-one-share basis, and class C common stock is convertible into class A common stock at any time, on a one share-for-one share basis. Adding all these shares, as of March 25, 2003, Ricardo J. Cisneros, either directly or through Atlantis Investments LLC, beneficially owned a total of 57,803,108 shares of class A common stock.

(10)	Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors, which are exercisable as of the date granted and 8,000 shares of class A common stock.

(11)	Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors, which are exercisable as of the date granted, and 397,248 shares of class A common stock held by Pallium Operating II, LLC, a holding company beneficially owned by Ms. Pieretti and her husband. Also includes 500 shares of class A common stock held in accounts for which Ms. Pieretti’s husband is a cosignatory. Ms. Pieretti disclaims beneficial ownership of these 500 shares.

(12)	Consists of the following as of March 25, 2003, (a) 40,169,780 shares of class A common stock held by America Online, (b) 79,840,676 shares of series B preferred stock, (c) currently exercisable options to purchase 300,000 shares of class A common stock held by certain directors of AOLA, and (d) 16,541,250 shares of class A common stock issuable pursuant to a warrant held by America Online. Shares of series B preferred stock are convertible into AOLA’s class B common stock at any time, on a one-share-for-one share basis, and such class B common stock is convertible into class A common stock at any time, on a one-share-for-one share basis. Adding all these shares, as of March 25, 2003, America Online beneficially owned a total of 136,851,706 shares of class A common stock. AOLTW, the parent company of America Online, may be deemed jointly to beneficially own all these shares.

(13)	Consists of the following, as of March 25, 2003, (a) 40,169,780 shares of class A common stock, (b) 79,840,676 shares of series B preferred stock held by America Online, (c) currently exercisable options to purchase 300,000 shares of class A common stock held by certain directors of AOLA, (d) 16,541,250 shares of class common stock issuable pursuant to a warrant held by America Online, (e) 44,150,110 shares of series B preferred stock issuable upon conversion of $160.0 million in principal amount in senior convertible notes held by AOL TW, and (f) 10,865,643 shares of series B preferred stock held by AOLTW. Shares of series B preferred stock are convertible into AOLA’s class B common stock at any time on a one-share-for-one-share basis. Adding all these shares, as of March 25, 2003, AOLTW beneficially owned a total of 191,867,459 shares of class A common stock.

(14)	Consists of class A common stock.

(15)	Under Rule 13d-5(b)(1) promulgated under the Exchange Act, to the extent a “group” is deemed to exist by virtue of the following agreements involving America Online, AOLTW and the Cisneros Group: stockholders’ agreement, the voting agreement, and the America Online-ODC registration rights agreement, America Online and AOLTW may be deemed to have beneficial ownership, under Sections 13(d) and 13(g) of the Exchange Act, of all of the equity securities of AOLA beneficially owned by entities within the Cisneros Group and each of Gustavo A. Cisneros and Ricardo J. Cisneros, and vice versa. Under Rule 13d-5(b)(1) promulgated under the Exchange Act, to the extent a “group” is deemed to exist by virtue of the Banco Itaú registration rights agreement, America Online and AOLTW, one the one hand, and the entities within the Cisneros Group and Gustavo A. Cisneros and Ricardo J. Cisneros, on the other hand, may be deemed to have beneficial ownership, for purposes of Sections 13(d) and 13(g) of the Exchange Act, of all of the equity securities of AOLA beneficially owned by Banco Itaú, and vice versa. Each of (1) America Online and AOLTW, (2) the entities within the Cisneros Group and Gustavo A. Cisneros and Ricardo J. Cisneros, and (3) Banco Itaú, respectively, disclaims beneficial ownership of any AOLA securities directly or indirectly beneficially owned by the other.

Equity Compensation Plan Information

      The following table sets forth information as of the end of our fiscal year ended December 31, 2002 with respect to compensation plans under which our equity securities are authorized for issuance. The information is as follows:

			Number of Securities
	Number of Securities to	Weighted Average	Remaining Available for
	be Issued Upon Exercise	Exercise Price of	Future Issuance Under Equity
Plan Category	of Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by stockholders	11,638,541	$6.92	6,569,792
Equity compensation plans not approved by stockholders	3,435,256	3.29	1,164,744
Total	15,073,797	5.24	7,734,536

(1)	Consists of the 2000 Stock Option Plan.

Item 13.     Certain Relationships and Related Transactions

2002 Financing

      Note Purchase Agreement with AOLTW. In order to fund our operating and cash requirements, on March 8, 2002, we entered into a note purchase agreement with AOLTW, the parent of America Online, which is one of our principal stockholders. Under the note purchase agreement, AOLTW provided us with $160.0 million in 2002 in exchange for senior convertible notes of AOLA due in March 2007. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at any time at the option of the holder, and will be redeemable by us at any time after 18 months, subject to the holder’s right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds. Interest will be payable either in cash or preferred stock, at our option. In the event that interest is paid in shares, the price per share is to be determined based on the average closing price of the class A common stock for the twenty trading dates prior to the date of payment. On March 11, 2002, we issued a note to AOLTW for $17.3 million in principal. Subsequently, we issued additional notes in the principal amounts of $13.0 million on April 23, 2002, $15.0 million on May 28, 2002, $13.0 million on July 10, 2002, $13.0 million on August 12, 2002, $9.5 million on October 18, 2002, $12.2 million on November 27, 2002 and the remaining balance of $67.0 million on December 30, 2002.

      In the event AOLTW converted the $160.0 million in senior convertible notes, an additional 44,150,110 shares of series B preferred stock would be issued to AOLTW, increasing the economic ownership by America Online and its affiliates in AOLA to 52.4% and their relative voting strength to 63.6%, also assuming conversion of the warrant granted to America Online at the date of our initial public offering and the exercise of options to purchase 300,000 shares of class A common stock issued to certain of our current directors. At present, it is our intention to pay the interest on the senior convertible notes through the issuance of additional shares.

      In connection with the issuance and sale of the senior convertible notes to AOLTW, our stockholders approved certain amendments to our restated certificate of incorporation at our annual meeting of stockholders held on July 31, 2002. The amendments relating to the issuance and sale of the senior convertible notes included (i) clarifying that permitted transferees may own class B or C common stock and series B or C preferred stock, (ii) increasing the number of authorized shares of our capital stock, (iii) modifying the formula for determining the number of shares of convertible stock that America Online and its permitted transferees can transfer to employees without such shares automatically converting into class A common stock, (iv) modifying the definition of class B triggering event and class C triggering event, (v) changing the liquidation preference provisions of our series B and series C preferred stock, (vi) providing that declared but unpaid dividends be paid on shares of series B or series C preferred stock surrendered for conversion into class B common stock or class C common stock, as applicable, if no adjustment is made therefor to the applicable conversion ratio to account for the declared but unpaid dividends, (vii) changing the redemption date provisions with respect to series B and series C preferred stock and (viii) revising certain provisions relating to dividends on series B and C preferred stock to clarify the intent of the provisions.

Preferred Stock Conversion Agreement with America Online and the Cisneros Group

      In October 2002, we entered into a preferred stock conversion agreement with America Online and the Cisneros Group. Under this agreement, America Online and the Cisneros Group agreed, subject to certain conditions, to convert shares of series B and series C convertible preferred stock into shares of class A common stock. Because the conditions for conversion under the agreement were not met, no conversion took place under the agreement. However, in January 2003, America Online and the Cisneros Group converted a total of 36,169,780 shares of series B and 31,895,292 shares of series C preferred stock into shares of class A common stock, respectively, at the request of AOLA. This conversion was designed to increase the total market capitalization of AOLA’s class A common stock, in order to comply with the minimum market capitalization requirements of the NASDAQ SmallCap market. As a result of this conversion, the total number of shares of class A common stock outstanding increased to 135,135,137 shares.

      To encourage a preferred stock conversion, we submitted to our stockholders, and our stockholders approved, an amendment to our restated certificate of incorporation at a special meeting of stockholders held on December 20, 2002 to reduce (i) the number of shares of series B preferred stock that America Online, AOLTW, their wholly-owned affiliates and their employees must own to avoid a class B triggering event where all of the shares of series B preferred stock would convert into shares of class A common stock and (ii) the number of shares of series C preferred stock that the Cisneros Group, their wholly-owned affiliates, their employees and members of the Cisneros family must own to avoid a class C triggering event where all of the shares of series C preferred stock would convert into shares of class A common stock.

Stockholders’ Agreement, as amended, with America Online and the Cisneros Group

      On August 7, 2000, we entered into a stockholders’ agreement with America Online and the Cisneros Group, which contains various provisions that affect the way in which we operate our business and govern many important aspects of the relationships among America Online, the Cisneros Group and us. On March 30, 2001, this agreement was amended in connection with the equity investment by our principal stockholders, America Online, the Cisneros Group and Banco Itaú. On March 8, 2002, this agreement was further amended in connection with the note purchase agreement to add AOLTW as party to the stockholders’ agreement for limited purposes and to require any subsidiaries of AOLTW that may hold senior convertible notes in the future to become a party to the stockholders’ agreement for limited purposes.

The Registration Rights Agreement, as Amended, with America Online and the Cisneros Group

      On March 30, 2001, we amended our existing agreement with America Online and the Cisneros Group to provide them with their respective registration rights for the shares of class A common stock issuable upon conversion of their series B and C preferred stock we issued to them, and in the case of America Online, upon the exercise of the warrant it holds to purchase 16,541,250 shares of our capital stock. On March 8, 2002, in connection with the note purchase agreement, we further amended the existing agreement by adding AOLTW as a party, requiring subsidiaries of AOLTW that may hold notes in the future to become a party, and providing registration rights for shares of class A common stock issuable upon conversion of the B stock and series B preferred stock issued upon conversion or as interest on the senior convertible notes.

The AOL License Agreement

      For discussion of the AOL License Agreement, see Item 1 — Business — The AOL License Agreement, Intellectual Property and Proprietary Rights. From December 15, 1998 through December 31, 2002, we did not make any payments to America Online for services received under the license agreement. We believe that annual payments for these services will not exceed $60,000 in the future.

The AOL Services Agreement

      We entered into a services agreement with America Online on August 7, 2000, under which America Online provides various services to us, including:

•	localization of AOL software and software updates;

•	development and installation services, including requested modifications, enhancements and revisions to AOL’s software;

•	host computer services;

•	network connections from our services to the America Online servers;

•	technical support;

•	training in areas such as marketing, business development, member support, public relations, finance and accounting;

•	support and maintenance for third-party software licensed to us by America Online; and

•	joint venture assistance.

      We have agreed to compensate America Online for these services at rates at least as favorable to us as those charged by America Online to any other party, including joint venture affiliates, but excluding affiliates that are at least 75% owned by America Online. Based on our management’s experience negotiating similar contracts, as well as its knowledge of our competitors’ cost structures, we believe that the terms of the services agreement are at least as favorable as we could have obtained from an unaffiliated third party.

      For the 2002 fiscal year, we had incurred expenses totaling approximately $19.3 million payable to America Online under our services agreement. We anticipate that payments to America Online for these services will exceed $60,000 annually in the future, but we are unable to estimate at this time the amount of the payments. As of December 31, 2002, America Online billed us approximately $3.6 million over and above amounts we have recorded in our statements of operations. The difference relates to a portion of items under dispute, primarily for support services provided by America Online. We are currently negotiating with America Online regarding the total amount in dispute and at this point do not expect to pay this approximately $3.6 million amount. As a result, this amount is not reflected in our consolidated statement of operations. In the event we are unable to negotiate an unfavorable resolution of this dispute, we may recognize an incremental charge to our future costs of revenue. We are also currently negotiating the method for calculating amounts due for 2003 under our online services agreement.

The Letter Agreement Regarding Puerto Rico Subscribers

      We entered into a letter agreement with America Online under which America Online transferred to us the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico, and we include these subscribers in our member totals. For fiscal 2002, we incurred a $2.7 million debt to America Online under this agreement. We anticipate that payments to America Online for services provided under the letter agreement will exceed $60,000 annually. In fiscal 2002, we also received from America Online $10.8 million for fees collected by America Online from subscribers to the AOL-branded service in Puerto Rico, which we recorded as subscription revenue.

Interactive Services Agreement and Agreement for Consulting Services with America Online Relating to Latino Content Area

      In 2001, we entered into an interactive services agreement with America Online under which we created a mini-channel for America Online that was the exclusive aggregator of content of interest to Latinos living in the United States on the US version of the AOL service. This agreement terminated in February 2003.

      During 2002, we received less than $60,000 from America Online for advertising revenues relating to this mini-channel.

      In February 2003, we entered into a one-year agreement for consulting services with America Online under which we provide programming services to America Online related to this mini-channel. We expect to receive $750,000 over the one-year term of the contract as consideration for these programming services. This agreement may be terminated by America Online after six months. We are also entitled to share in advertising revenues relating to this mini-channel once certain minimum thresholds are met. We do not expect to receive more than $60,000 annually in the future from advertising revenue sharing.

Advertising Arrangements with America Online

      We have an arrangement with America Online under which we pay them a commission of 15% as a finder’s fee for advertising revenues received from global transactions in which part of the advertising is on our AOLA country services and portals. The amount of these payments during fiscal 2002 was approximately $137,000. In addition, we also have an arrangement with America Online under which we earn a representation fee of 25% of amounts we sell for advertising on the AOL service in the U.S. The amount of payments received during fiscal 2002 from America Online was approximately $171,000. Based on our management’s experience negotiating similar arrangements, we believe that the terms of these arrangements are at least as favorable as we could have obtained from an unaffiliated third party.

Advertising Agreements with Banco Itaú

      We have entered into a series of advertising agreements with Banco Itaú under which they advertise on our AOLA country service in Brazil. The amount of payments received by us from Banco Itaú during fiscal 2002 was approximately $876,000.

Network Arrangement with America Online

      We have an arrangement with America Online under which we receive network capacity from Progress Networks. America Online is a party to the agreement with Progress Networks and invoices us for the amount of network capacity we use. The amount of such payments during fiscal 2002 was $936,000.

Strategic Alliance with Banco Itaú

      For discussion of our agreement with Banco Itaú, see Item 1 — Business — Strategic Alliance with Banco Itaú.

Advertising and Content Agreement with Turner Broadcasting System Latin America, Inc., as Amended

      Under this agreement, we receive content from CNN, Cartoon Network and TNT for distribution on our AOLA country services. During fiscal 2002, we purchased an aggregate of approximately $560,000 in advertising on various Turner media properties. In addition, we prepaid $1.4 million for future advertising services on Turner media properties, which represented the balance due under our agreement. Services prepaid under this contract are available for future use.

Relationships with Officers of AOLTW and America Online

      One member of our board appointed by America Online is also an executive officer of AOLTW, and two members of our board appointed by America Online are also executive officers of America Online.

•	Janice Brandt is a senior advisor to America Online;

•	J. Michael Kelly is the chairman and chief executive officer of AOL International;

•	Michael Lynton is the president, international and executive vice president of AOLTW and president of AOL International;

•	Gerald Sokol, Jr. is the executive vice president, AOL International; and

•	Joseph A. Ripp is vice chairman of America Online.

Relationships with Officers of the Cisneros Group

      Four of the five members of our board appointed by the Cisneros Group are also executive officers and directors of companies within the Cisneros Group.

•	Gustavo A. Cisneros oversees the management and operations of the Cisneros Group and is an executive officer and director of many of its constituent companies;

•	Ricardo J. Cisneros is an executive officer and director of many of the constituent companies of the Cisneros Group;

•	Steven I. Bandel holds several senior management positions in companies in the Cisneros Group and has the title of president and chief operating officer of the Cisneros Group; and

•	Cristina Pieretti holds a number of senior management positions in companies in the Cisneros Group and has the title of executive vice president of operations of the Cisneros Group.

The Registration Rights and Stockholders’ Agreement, as amended, with Banco Itaú

      On August 11, 2000, we entered into a registration rights and stockholders’ agreement with Banco Itaú. This agreement was subsequently amended on March 30, 2001, in connection with the equity investment by America Online, the Cisneros Group and Banco Itaú. The agreement limits Banco Itaú’s ability to compete with us, gives Banco Itaú representation rights on our board and governs many aspects of Banco Itaú’s ability to sell its shares of class A common stock.

Item 14.     Controls And Procedures

      (a) Evaluation of Disclosure Controls and Procedures:

      Within the 90 days prior to the date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the adequacy and effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were adequate and effective as of the date of their evaluation in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Annual Report on Form 10-K.

      (b) Changes in Internal Controls:

      There were no significant changes in our internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Consolidated Financial Statements

      The following consolidated financial statements of America Online Latin America, Inc. and the Report of Independent Certified Public Accountants thereon are included herein:

      (a)(2) Financial Statement Schedules

      All financial statement schedules required by Item 15(a)(2) have been omitted because they are either inapplicable or the required information has been included in our consolidated financial statements and notes thereto.

      (a)(3) Exhibits

      The following Exhibits are incorporated herein by reference or are filed with this report as indicated below. Copies of exhibits will be furnished, upon request, to holders or beneficial owners of America

Online Latin America, Inc. class A common stock as of March 25, 2003, subject to payment in advance of a fee of 25 cents per page to reimburse America Online Latin America, Inc. for reproduction costs.

EXHIBIT LIST

Exhibit
Number	Description of Exhibit

3.1@	Fourth Restated Certificate of Incorporation of America Online Latin America, Inc. (included as Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (No. 000-31181) and incorporated herein by reference).
3.1(a)@	Certificate of Amendment of Fourth Restated Certificate of Incorporation of America Online Latin America, Inc., filed with the Secretary of State of the State of Delaware on December 23, 2002 (filed as Exhibit 19 to Amendment No. 8 to Schedule 13D of AOL Time Warner Inc. and America Online, Inc., with respect to shares of America Online Latin America, Inc., filed with the Securities and Exchange Commission on January 24, 2003 (No. 005-59485) and incorporated herein by reference).
3.2@	Amended and Restated By-laws of America Online Latin America, Inc. (included as Exhibit 3.2 to the company’s Form 10-Q for the quarter ended June 30, 2002 (No. 000-31181) and incorporated herein by reference).
4.1@	Form of class A common stock certificate (included as Exhibit 4.1 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.1@	America Online Latin America, Inc. 2000 Stock Plan (included as Exhibit 10.1 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.2@+	Strategic Interactive Services and Marketing Agreement, dated as of June 12, 2000, by and among America Online Latin America, Inc., AOL Brasil Ltda. and Banco Itaú S.A. (included as Exhibit 10.13 to Amendment No. 12 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.3@	Letter Agreement, dated August 7, 2002, amending the Strategic Interactive Services and Marketing Agreement among America Online Latin America, Inc., AOL Brasil, Ltda. and Banco Itaú, S.A. (included as Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).
10.4@	Letter Agreement, dated September 6, 2002, amending the Strategic Interactive Services and Marketing Agreement among America Online Latin America, Inc., AOL Brasil, Ltda. and Banco Itaú, S.A. (included as Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).
10.5@	Letter Agreement, dated November 8, 2002, amending the Strategic Interactive Services and Marketing Agreement among America Online Latin America, Inc., AOL Brasil, Ltda. and Banco Itaú, S.A. (included as Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).
10.6@+	Stock Subscription Agreement, dated as of June 12, 2000, by and among America Online Latin America, Inc., Banco Itaú S.A. and Banco Banerj S.A. (included as Exhibit 10.14 to Amendment No. 6 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.7@	Contribution Agreement, dated as of July 3, 2000, by and among America Online Latin America, Inc., AOL Latin America, S.L., America Online, Inc. and Riverview Media Corp. (included as Exhibit 10.19 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.8@	Contribution Agreement by and among America Online Latin America, Inc., AOL Latin America, S.L., America Online, Inc. and Riverview Media Corp., dated as of August 7, 2000 (included as Exhibit 10.3 to Amendment No. 11 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.9@+	AOL License Agreement, dated as of August 7, 2000, by and between America Online, Inc. and America Online Latin America, Inc. (included as Exhibit 10.5 to Amendment No. 11 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.10@+	AOL Online Services Agreement, dated as of August 7, 2000, by and between America Online, Inc. and America Online Latin America, Inc. (included as Exhibit 10.6 to Amendment No. 11 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.11@	Amended and Restated Warrant issued by America Online Latin America, Inc. to America Online, Inc., dated as of August 7, 2000 (included as Exhibit 10.7 to Amendment No. 2 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.12@	Form of Escrow Agreement, dated as of August 7, 2000, by and among The Bank of New York, America Online Latin America, Inc., AOL Brasil Ltda. and Banco Itaú S.A. (included as Exhibit 10.16 to Amendment No. 6 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.13@+	Second Amended and Restated Stockholders’ Agreement, dated as of March 8, 2002, by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC, Atlantis Investments LLC and for purposes of certain sections thereof AOL Time Warner Inc. (included as Exhibit 10.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.14@	Second Amended Registration Rights Agreement, dated as of March 8, 2002, by and among America Online Latin America, Inc., America Online, Inc., AOL Time Warner Inc., Aspen Investments LLC and Atlantis Investments LLC (included as Exhibit 10.4 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.15@	Amended and Restated Registration Rights and Stockholder’s Agreement, dated as of March 30, 2001, by and among America Online Latin America, Inc., Banco Itaú, S.A., Banco Banerj, S.A., Banco Itaú, S.A.-Cayman Branch, Itaú Bank Limited and for purposes of certain sections thereof, America Online, Inc., Atlantis Investments LLC and Aspen Investments LLC (filed as Exhibit 2 to Amendment No. 3 to Schedule 13D of AOL Time Warner Inc. and America Online, Inc., with respect to shares of America Online Latin America, Inc., filed with the Securities and Exchange Commission on April 13, 2001 (No. 005-59485) and incorporated herein by reference).
10.16@	Amendment, dated as of May 20, 2002, to the Voting Agreement, dated as of March 8, 2002, by and among AOL Time Warner Inc., America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC (included as Exhibit 15 to Amendment No. 6 to Schedule 13D of AOL Time Warner Inc. and America Online, Inc., with respect to securities of America Online Latin America, Inc., filed with the Securities and Exchange Commission on August 29, 2002 (No. 005-59485) and incorporated herein by reference).
10.17@	Amendment, dated as of May 20, 2002, to the Voting Agreement, dated as of March 8, 2002, by and among AOL Time Warner Inc., America Online, Inc., Banco Itau, S.A., Banco Banerj, S.A., Banco Itau, S.A.-Cayman Branch, and Itau Bank Limited (included as Exhibit 16 to Amendment No. 6 to Schedule 13D of AOL Time Warner Inc. and America Online, Inc. with respect to securities of America Online Latin America, Inc., filed with the Securities and Exchange Commission on August 29, 2002 (No. 005-59485) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.18@	Exclusivity and Key Partner Contracts Agreement, dated July 31, 2002, by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC (included as Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).
10.19@	Amendment of Memorandum of Agreement, dated September 24, 2002, between America Online Latin America, Inc. and Turner Broadcasting System Latin America, Inc. (included as Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).
10.20@	Preferred Stock Conversion Agreement, dated October 7, 2002, by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC (included as Exhibit 99.2 to the company’s Current Report on Form 8-K filed on October 7, 2002 (No. 000-31181) and incorporated herein by reference).
10.21@	Agreement for Consulting Services, dated October 12, 2002, between America Online Latin America, Inc. and Javier Aguirre (included as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).
10.22*+	Agreement for Telecommunications Services and Other Agreements, dated March 7, 2002, between AOL Brasil Ltda. and Telefonica Empresas S.A.
10.23@+	Memorandum of Agreement, dated as of December 14, 2002, by and among America Online Latin America, Inc., AOL Brasil Ltda. and Banco Itaú S.A. (included as Exhibit 10.1 to the company’s Current Report on Form 8-K filed as of December 18, 2002 (No. 000-31181) and incorporated herein by reference).
10.24*+	Business Cooperation Agreement, dated January 9, 2003, between McDonald’s Comercio de Alimentos Ltda. and AOL Brasil Ltda.
10.25@#	Letter of Employment for Gustavo Benejam, dated February 25, 2000 (included as Exhibit 10.21 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.26@#	Letter of Employment for Javier Aguirre, dated February 22, 2000 (included as Exhibit 10.20 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.27@#	Letter of Employment for Eduardo Hauser, dated February 22, 2000 (included as Exhibit 10.23 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.28@#	Letter of Employment for Charles M. Herington, dated July 31, 2000 (included as Exhibit 10.8 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.29@#	Amendment to Letter of Employment for Charles M. Herington, dated December 15, 2000 (included as Exhibit 10.9 to the company’s Transition Report on Form 10-K for the transition period from July 1, 2000 to December 31, 2000 (No. 000-31181) and incorporated herein by reference).
10.30@#+	Separation Agreement and Release of Claims, dated May 31, 2002, between America Online Latin America, Inc. and Eric Hoyt (included as Exhibit 10.5 to the company’s Form 10-Q for the quarter ended June 30, 2002 (No. 000-31181)and incorporated herein by reference).
10.31@#	Letter of Employment, dated June 17, 2002, between America Online Latin America, Inc. and Gustavo Rubio (included as Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).
10.32@#	Letter of Employment, dated July 26, 2002, between America Online Latin America, Inc. and Osvaldo Baños (included as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.33@#	Separation Agreement and Release of Claims, dated July 26, 2002, between America Online Latin America, Inc. and Javier Aguirre (included as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).
10.34@#	Separation Agreement and Release of Claims, dated August 31, 2002, between America Online Latin America, Inc. and Gustavo Benejam (included as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).
10.35@	Stock Purchase Agreement, dated as of March 30, 2001, by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC, Atlantis Investments LLC and Banco Itaú., S.A. -Cayman Branch (filed as Exhibit 8 to Amendment No. 3 to Schedule 13D of AOL Time Warner Inc., and America Online, Inc., with respect to shares in America Online Latin America, Inc., filed with the Securities and Exchange Commission on April 13, 2001 (No. 005-59485) and incorporated herein by reference).
10.36@	Agreement, dated as of March 30, 2001, by and among America Online Latin America, Inc., Banco Itaú, S.A., Banco Banerj, S.A., Banco Itaú, S.A. — Cayman Branch and Itaú Bank Limited (filed as exhibit 10 to Amendment No. 3 to Schedule 13D of Banco Itaú, S.A., Itaúsa-Investimentos Itaú, S.A., Companhia ESA and the shareholders of Companhia ESA, filed with the Securities and Exchange Commission on April 12, 2001 (No. 005-59485) and incorporated herein by reference).
10.37@	Agreement, dated as of March 30, 2001, by and among America Online Latin America, Inc., Compuserve Interactive Services, Inc. and America Online, Inc. (included as Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (No. 003-31181) and incorporated herein by reference).
10.38@	Amendment No. 1 to the Note Purchase Agreement, dated as of May 20, 2002, between AOL Time Warner Inc. and America Online Latin America, Inc. (included as Exhibit 14 to Amendment No. 6 to Schedule 13D of AOL Time Warner Inc. and America Online, Inc., with respect to securities of America Online Latin America, Inc., filed with the Securities and Exchange Commission on August 29, 2002 (No. 005-59485) and incorporated herein by reference).
10.39@+	Agreement by and between Embratel and AOL Brasil Ltda., dated as of October 18, 1999 (included as Exhibit 10.10 to Amendment No. 11 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.40@+	Form of Amendment to Agreement by and between Embratel and AOL Brasil Ltda., dated as of October 18, 1999 (included as Exhibit 10.12 to Amendment No. 11 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.41@+	Amendment No. 2 to Agreement by and between Embratel and AOL Brasil Ltda., dated as of September 29, 2000 (included as Exhibit 10.27 of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.42@+	Amendment No. 3 to Agreement by and between Embratel and AOL Brasil Ltda., dated as of December 27, 2000 (included as Exhibit 10.28 of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.43@+	Amendment No. 4 to Agreement by and between Embratel and AOL Brasil Ltda., dated as of April 25, 2001 (included as Exhibit 10.29 of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.44@+	Amendment No. 5 to Agreement by and between Embratel and AOL Brasil Ltda., dated as of July 4, 2001 (included as Exhibit 10.30 of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.45@+	Amendment No. 6 to the Agreement by and between Embratel and AOL Brasil Ltda., dated as of July 31, 2001 (included as Exhibit 10.31 of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.46@+	Amendment No. 7 to Agreement by and between Embratel and AOL Brasil Ltda. (included as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-31181) and incorporated herein by reference).
10.47@+	Amendment No. 8 to the Agreement by and between Embratel and AOL Brasil Ltda., dated as of November 1, 2001 (included as Exhibit 10.32 of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.48@+	Amendment No. 9 to Agreement by and between Embratel and AOL Brasil Ltda. (included as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-31181) and incorporated herein by reference).
10.49@+	Amendment No. 10 to Agreement by and between Embratel and AOL Brasil Ltda. (included as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-31181) and incorporated herein by reference).
10.50@+	Amendment No. 11 to Agreement by and between Embratel and AOL Brasil Ltda. (included as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-31181) and incorporated herein by reference).
10.51*+	Amendment No. 12 to Agreement by and between Embratel and AOL Brasil Ltda., dated November 1, 2002.
10.52@+	Agreement by and between Avantel, S.A. and AOL Mexico, S. de R.L. de C.V., dated as of January 20, 2000 (included as Exhibit 10.17 to Amendment No. 12 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.53@+	Addendum and Letter Agreement by and between AOL Mexico, S. de R.L. de C.V. and Avantel, S.A., dated as of October 31, 2001 (included as Exhibit 10.33 of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.54*	Agreement, dated December 13, 2002, by and between Avantel, S.A. and AOL Mexico, S. de R.L. de C.V.
10.55*+	Letter Agreement, dated December 13, 2002, between Avantel, S.A. and AOL Mexico, S. de R.L. de C.V.
10.56@	Note Purchase Agreement, dated as of March 8, 2002, by and between America Online Latin America, Inc. and AOL Time Warner Inc. (included as Exhibit 99.2 to the company’s Current Report on Form 8-K filed on March 11, 2002 (No. 000-31181) and incorporated herein by reference).
10.57@	Form of Initial Note (included as Exhibit 10.35 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.58*	Agreement for Consulting Services, dated February 22, 2003, by and between America Online Latin America, Inc. and America Online, Inc.
21.1*	Subsidiaries of America Online Latin America, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Certified Public Accountants.
99.1*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

@	Incorporated by reference as indicated.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.

*	Filed herewith.

#	# Management contract, or compensatory plan or arrangement

      (b) Reports on Form 8-K

      On October 7, 2002, we filed a Current Report on Form 8-K disclosing in Items 7 and 9 (i) the issuance of a press release on October 7, 2002, entitled “AOL Latin America Presents Plan To Raise Market Capitalization For Continued Listing On NASDAQ,” and (ii) the execution of the Preferred Stock Conversion Agreement, by and among the company, America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC, dated as of October 3, 2002.

      On November 14, 2002, we filed a Current Report on Form 8-K disclosing in Items 7 and 9 that on November 14, 2002, Charles M. Herington, President and Chief Executive Officer of the company and Osvaldo Baños, Chief Financial Officer and Executive Vice President of the company, each executed the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 in connection with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

      On December 18, 2002, we filed a Current Report on Form 8-K disclosing in Items 5 and 7 (i) the issuance of a press release on December 18, 2002, entitled “America Online Latin America And Banco Itaú Reaffirm Strategic Partnership,” and (ii) the execution of a Memorandum of Agreement by and among the company, AOL Brasil Ltda. and Banco Itaú S.A., dated as of December 14, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA ONLINE LATIN AMERICA, INC.

By:	/s/ CHARLES M. HERINGTON

Charles M. Herington
Chief Executive Officer

Date: March 31, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES M. HERINGTON Charles M. Herington	Chief Executive Officer (principal executive officer)	March 31, 2003

/s/ OSVALDO BAÑOS Osvaldo Baños	Chief Financial Officer (principal financial officer)	March 31, 2003

/s/ MILTON P. BRICE Milton P. Brice	Treasurer and Controller (principal accounting officer)	March 31, 2003

/s/ STEVEN I. BANDEL Steven I. Bandel	Director	March 31, 2003

Janice Brandt	Director	March 31, 2003

/s/ GUSTAVO A. CISNEROS Gustavo A. Cisneros	Director	March 31, 2003

/s/ RICARDO J. CISNEROS Ricardo J. Cisneros	Director	March 31, 2003

/s/ J. MICHAEL KELLY J. Michael Kelly	Director	March 31, 2003

/s/ MICHAEL LYNTON Michael Lynton	Director	March 31, 2003

/s/ ROBERT S. O’HARA, JR. Robert S. O’Hara, Jr.	Director	March 31, 2003

Signature	Title	Date

/s/ CRISTINA PIERETTI Cristina Pieretti	Director	March 31, 2003

/s/ JOSEPH A. RIPP Joseph A. Ripp	Director	March 31, 2003

/s/ GERALD SOKOL, JR. Gerald Sokol, Jr.	Director	March 31, 2003

/s/ VERNON E. JORDAN, JR. Vernon E. Jordan, Jr.	Director	March 31, 2003

/s/ WILLIAM H. LUERS William H. Luers	Director	March 31, 2003

/s/ M. BRIAN MULRONEY M. Brian Mulroney	Director	March 24, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

America Online Latin America, Inc.

      We have audited the accompanying consolidated balance sheets of America Online Latin America, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity (capital deficiency), and cash flows for the years ended December 31, 2002 and 2001, the six-month period ended December 31, 2000, and the year ended June 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Online Latin America, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years ended December 31, 2002 and 2001, the six-month period ended December 31, 2000, and the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Ft. Lauderdale, Florida

February 3, 2003, except for the last paragraph of Note 12,
as to which the date is February 17, 2003

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of

	December 31,	December 31,
	2002	2001

ASSETS
Current Assets
Cash	$74,586	$45,636
Short-term money market investments	915	1,040

Total cash and cash equivalents	75,501	46,676
Trade accounts receivable, less allowances of $709 (December 31, 2001 — $1,979)	3,567	6,144
Other receivables	2,090	4,713
Prepaid expenses and other current assets	7,963	5,410

Total current assets	89,121	62,943
Property and equipment, net	6,983	11,958
Investments, including securities available-for-sale (at fair value)	158	1,361
Product development and other intangible assets, net	285	988
Other assets	3,727	7,134

Total assets	$100,274	$84,384

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Current liabilities
Trade accounts payable	$8,746	$18,114
Payables to affiliates	6,893	15,198
Other accrued expenses and liabilities	7,369	14,570
Deferred revenue	5,019	3,656
Accrued personnel costs	6,462	9,004
Other taxes payable	1,631	1,595

Total current liabilities	36,120	62,137
Deferred revenue	—	692
Other non-current liabilities	1,240	432
Senior convertible notes	160,000	—

total liabilities	197,360	63,261
Commitments and contingencies
Stockholders’ equity (capital deficiency)
Preferred stock, $.01 par value; 1,000,000,000 shares authorized:
Series B and C cumulative redeemable convertible, 350,000,000 shares of series B and 300,000,000 shares of series C authorized:
Series B — $367,162 liquidation value; issued and outstanding shares — 126,876,099 (December 31, 2001 — 116,010,456)	1,269	1,160
Series C — $324,092 liquidation value, issued and outstanding shares — 111,413,994 (December 31, 2001 — 111,413,994)	1,114	1,114
Reserved for future issuance — 350,000,000 shares; none issued and outstanding	—	—

	2,383	2,274
Common stock, $.01 par value; 1,750,000,000 shares authorized:
Class A — 1,400,000,000 shares authorized, issued and outstanding shares — 67,070,065 (December 31, 2001 — 67,054,714)	671	671
Class B and C — 450,000,000 shares of series D and 400,000,000 shares of series C authorized; none issued and outstanding	—	—

Additional paid-in capital	804,801	800,714
Unearned services	(147,045)	(189,191)
Accumulated other comprehensive loss	(6,018)	(3,334)
Accumulated deficit	(751,878)	(590,011)

Total stockholders’ equity (capital deficiency)	(97,086)	21,123

Total liabilities and stockholders’ equity (capital deficiency)	$100,274	$84,384

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended		Six Months
	December 31,		Ended	Twelve Months
			December 31,	Ended
	2002	2001	2000	June 30, 2000

Revenues:
Subscriptions	$62,998	$49,918	$8,050	$5,848
Advertising and other	9,109	16,525	4,423	3,352

Total revenues	72,107	66,443	12,473	9,200
Costs and expenses:
Cost of revenues	98,695	128,896	42,390	22,891
Sales and marketing	97,170	191,024	150,951	70,547
General and administrative	32,871	41,591	19,247	15,686

Total costs and expenses	228,736	361,511	212,588	109,124

Loss from operations	(156,629)	(295,068)	(200,115)	(99,924)
Interest expense	(5,302)	(22)	—	—
Interest and other income, net	139	4,775	204	2,011

Loss before income taxes	(161,792)	(290,315)	(199,911)	(97,913)
Income taxes	75	—	—	—

Net loss	(161,867)	(290,315)	(199,911)	(97,913)
Less Dividends on Series B and C preferred shares	18,724	17,005	5,711	—

Net loss applicable to common stockholders	$(180,591)	$(307,320)	$(205,622)	$(97,913)

Loss per common share, basic and diluted	$(2.69)	$(4.66)	$(4.24)	N/A

Weighted average number of common shares outstanding	67,067,603	66,017,796	48,496,436	—

Supplemental related parties disclosure:
Transactions with affiliated parties are reflected in the consolidated statements of operations as follows:
Puerto Rico subscription revenues	$10,855	$474	$174	—
Advertising and other revenues	3,211	2,631	623	623
Cost of revenues	21,629	23,984	8,860	4,807
Sales and marketing	41,277	42,795	21,267	—
General and administrative	1,808	2,297	1,451	2,283
Interest expense	5,161	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional
					paid-in
	Shares	Amount	Shares	Amount	capital

BALANCES AT JUNE 30, 1999	203,716,668	$2,038	—	$—	$94,061
Net loss	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—
Net unrealized loss from securities, net of reclassification adjustments	—	—	—	—	—
Total comprehensive loss
Payment of subscription receivable from affiliate	—	—	—	—	—
Capital contribution	—	—	—	—	30,000
Payment from affiliate for CompuServe subscribers	—	—	—	—	879

BALANCES AT JUNE 30, 2000	203,716,668	2,038	—	—	124,940
Net loss	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—
Net unrealized loss from securities, net of reclassification adjustments	—	—	—	—	—
Total comprehensive loss
Stock issued in IPO and overallotment, net of offering costs of $13,461	—	—	27,062,500	271	202,769
Stock and stock options issued for services*	—	—	31,731,250	317	253,782
Non-cash marketing expense amortization***	—	—	—	—	—
Preferred stock conversion	(4,054,374)	(41)	4,054,374	41	—
Capital contribution	—	—	—	—	70,000

BALANCES AT DECEMBER 31, 2000	199,662,294	1,997	62,848,124	639	651,491
Net loss	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—
Net unrealized loss from securities, net of reclassification adjustments	—	—	—	—	—
Total comprehensive loss
Stock issued in private placement, net of offering costs of $1,148	27,762,156	277	4,237,840	42	148,534
Return of stock in escrow	—	—	(31,250)	—	(216)
Non-cash marketing expense amortization***	—	—	—	—	—
Non-cash compensation expense**	—	—	—	—	905

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
		Subscription	other
	Unearned	receivable	comprehensive	Accumulated
	services	from affiliate	income (loss)	deficit	Total

BALANCES AT JUNE 30, 1999	$0	$-77,979	$(82)	$(1,872)	$16,166
Net loss	—	—	—	(97,913)	(97,913)
Foreign currency translation adjustment	—	—	(923)	—	(923)
Net unrealized loss from securities, net of reclassification adjustments	—	—	(2,869)	—	(2,869)

Total comprehensive loss					(101,705)
Payment of subscription receivable from affiliate	—	77,979	—	—	77,979
Capital contribution	—	—	—	—	30,000
Payment from affiliate for CompuServe subscribers	—	—	—	—	879

BALANCES AT JUNE 30, 2000	—	—	(3,874)	(99,785)	23,319
Net loss	—	—	—	(199,911)	(199,911)
Foreign currency translation adjustment	—	—	890	—	890
Net unrealized loss from securities, net of reclassification adjustments	—	—	3,055	—	3,055

Total comprehensive loss					(195,966)
Stock issued in IPO and overallotment, net of offering costs of $13,461	—	—	—	—	203,040
Stock and stock options issued for services*	(251,765)	—	—	—	2,334
Non-cash marketing expense amortization***	21,094	—	—	—	21,094
Preferred stock conversion	—	—	—	—	—
Capital contribution	—	—	—	—	70,000

BALANCES AT DECEMBER 31, 2000	(230,671)	—	71	(299,696)	123,821
Net loss	—	—	—	(290,315)	(290,315)
Foreign currency translation adjustment	—	—	(3,547)	—	(3,547)
Net unrealized loss from securities, net of reclassification adjustments	—	—	142	—	142

Total comprehensive loss					(293,720)
Stock issued in private placement, net of offering costs of $1,148	—	—	—	—	148,853
Return of stock in escrow	216	—	—	—	—
Non-cash marketing expense amortization***	41,845	—	—	—	41,845
Non-cash compensation expense**	(581)	—	—	—	324

	Preferred Stock		Common Stock		Additional
					paid-in
	Shares	Amount	Shares	Amount	capital

BALANCES AT DECEMBER 31, 2001	227,424,450	2,274	67,054,714	671	800,714
Net loss	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—
Total comprehensive loss
Stock options exercised	—	—	15,351	—	39
Interest paid with issuance of Series B preferred shares	10,865,643	109	—	—	4,048
Non-cash marketing expense amortization***	—	—	—	—	—
Non-cash compensation expense**	—	—	—	—	—

BALANCES AT DECEMBER 31, 2002	238,290,093	$2,383	67,070,065	$671	$804,801

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
		Subscription	other
	Unearned	receivable	comprehensive	Accumulated
	services	from affiliate	income (loss)	deficit	Total

BALANCES AT DECEMBER 31, 2001	(189,191)	—	(3,334)	(590,011)	21,123
Net loss	—	—	—	(161,867)	(161,867)
Foreign currency translation adjustment	—	—	(2,684)	—	(2,684)

Total comprehensive loss					(164,551)
Stock options exercised	—	—	—	—	39
Interest paid with issuance of Series B preferred shares	—	—	—	—	4,157
Non-cash marketing expense amortization***	41,845	—	—	—	41,845
Non-cash compensation expense**	301	—	—	—	301

BALANCES AT DECEMBER 31, 2002	$(147,045)	$—	$(6,018)	$(751,878)	$(97,086)

*	Unearned services includes $253.6 million associated with stock issued to Banco Itaú, net of related costs accrued as of June 30, 2000. See accompanying Note 4 included herein.

**	Non-cash compensation expense includes compensation cost related to an employee stock option grant.

***	Represents the amortization associated with the stock

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,		Six Months	Year
			Ended	Ended
	2002	2001	December 31, 2000	June 30, 2000

(In thousands)
Operating activities
Net loss	$(161,867)	$(290,315)	$(199,911)	$(97,913)
Adjustments to reconcile net loss to net cash used in operating activities:
(Benefit) provision for uncollectible accounts	(451)	2,210	284	435
Depreciation and amortization	5,028	4,920	1,545	850
Loss (gain) from investment securities	810	(385)	3,705	—
Non-cash marketing expense (Note 5)	41,845	41,845	21,094	—
Non-cash stock based compensation expense	301	324	252	—
Non-cash asset impairment charges and lease reserves	948	1,473	—	—
Issuance of preferred stock in lieu of interest due to affiliate	4,157	—	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(52)	(9,741)	(2,805)	(265)
Other operating assets	347	7,322	(23,279)	(5,727)
Operating liabilities	(14,960)	6,658	20,737	18,003
Deferred revenues	153	(376)	854	372
Payables to affiliates	(3,980)	8,173	5,000	5,809

Net cash used in operating activities	(127,721)	(227,892)	(172,524)	(78,436)

Investing activities
Capital spending	(2,026)	(5,998)	(4,454)	(9,129)
Purchase of short-term investments			(128,519)
Proceeds from sale of short-term investments	—	69,357	59,162	—
Product development costs	—	(194)	(225)	(2,167)

Net cash (used in) provided by investing activities	(2,026)	63,165	(74,036)	(11,296)

Financing activities
Proceeds from issuance of senior convertible notes	159,451	—	—	—
Payments of subscription receivable from affiliate	—	—	—	77,979
Dividend for CompuServe subscribers	—	—	—	879
Proceeds from IPO, net of offering costs	—	—	206,124	(3,038)
Net proceeds from affiliate capital contributions	—	148,853	70,000	30,000
Proceeds from stock options exercised	39	—	—	—

Net cash provided by financing activities	159,490	148,853	276,124	105,820

Effect of exchange rate changes on cash and cash equivalents	(918)	(959)	624	(483)

Net increase (decrease) in cash and cash equivalents	28,825	(16,833)	30,188	15,605
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,676	63,509	33,321	17,716

CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,501	$46,676	$63,509	$33,321

Supplemental cash flow disclosure
Income taxes paid	$53	$—	$—	$—

Interest paid	$1,008	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note 1 — Organization and Basis of Presentation:

      America Online Latin America, Inc. (“AOLA” or the “Company”) began operations in December 1998. Also in December 1998, AOLA acquired America Online Inc.’s (“America Online”) Latin American CompuServe Classic subscribers. AOLA launched its first online service in Brazil in November 1999. The Mexico and Argentina country services were launched in July 2000 and August 2000, respectively. Under an agreement with America Online, AOLA also provides certain Spanish language content to America Online’s subscribers in Puerto Rico and markets the AOL brand service in Puerto Rico. On August 11, 2000, AOLA completed its initial public offering (“IPO”) of 25,000,000 shares of its class A common stock, raising approximately $187.4 million in net proceeds. In September 2000, the underwriters of the IPO exercised a portion of their over-allotment option and purchased an additional 2,062,500 shares of class A common stock, raising approximately $15.6 million in additional net proceeds.

      Before the effective date of the IPO, AOLA conducted its business operations through affiliates of AOL Latin America, S.L., a limited liability company organized in Spain in December 1998. AOL Latin America, S.L. was originally formed as a joint venture between America Online and the Cisneros Group of Companies (the “Cisneros Group”). The Cisneros Group is a name used to describe a group of investments, joint ventures, strategic alliances and companies that are associated with two of AOLA’s directors, Ricardo and Gustavo Cisneros, and trusts established by them principally for the benefit of themselves and their families. In December 1998, each of America Online and the Cisneros Group owned 50% interests in AOL Latin America, S.L. America Online contributed royalty-free license rights in exchange for its ownership interest. America Online’s non-cash capital contribution of the royalty-free license rights was recorded at America Online’s historical cost basis, which was zero. The Cisneros Group agreed to contribute an aggregate amount of approximately $100.1 million through July 2, 2001, in exchange for its ownership interest. The Cisneros Group completed its initial funding commitment in April 2000. The Cisneros Group sold 1.96% of the shares of the company holding its interest in AOL Latin America, S.L. at cost to two executives of the Cisneros Group (Steven Bandel and Cristina Pieretti, who are also directors of AOLA) and a former executive of the Cisneros Group who is now an executive of the Company (Eduardo Hauser). The Company did not record a corresponding compensation expense since the price paid by these individuals for the stock was the same price as the Cisneros Group had paid for the stock at the formation of the Company.

      On August 7, 2000, AOLA became the holding company of, and indirectly acquired, AOL Latin America, S.L. and its affiliates, through a corporate reorganization. In the reorganization, America Online, the Cisneros Group and the three individuals named above exchanged their interests in AOL Latin America, S.L. and its affiliates for shares of the Company’s series B preferred and series C preferred stock. As a result, America Online received 101,858,334 shares of the Company’s series B preferred stock and the Cisneros Group and certain family members of Messrs. Gustavo and Ricardo Cisneros received 97,803,960 shares of the Company’s series C preferred stock. The three individuals received 1,996,424 shares of series C preferred stock, which automatically converted into class A common stock upon its transfer to them. America Online also received a warrant to purchase 16,541,250 shares in any combination of the Company’s series B preferred, class A common or class B common stock at a per share exercise price equal to the initial public offering price of $8.00 per share. The Company issued the warrant to America Online in exchange for the exclusive right to offer in Latin America any AOL-branded wireless-based online services. This non-cash capital contribution was valued at America Online’s historical cost basis, which was zero. The accompanying financial statements reflect the reorganization as of the earliest period presented. Immediately after the initial closing of the IPO, AOLA also issued an aggregate of 31,700,000 shares of its class A common stock to Banco Itaú and its affiliate, Banco Banerj, in connection with the establishment of a strategic marketing alliance between the Company and Banco Itaú.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

      AOLA derives its revenues principally from member subscriptions to its AOLA country services, and to a lesser extent, from advertising and other sources. AOLA currently has the exclusive right to offer AOL-branded PC-based online services in Latin America. Under its license agreement with America Online, it also has the exclusive right to offer AOL-branded TV-based online services in Latin America if America Online develops these services. AOLA also has the exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by America Online for commercial launch on or before August 7, 2004.

      As discussed in more detail in Note 4, during fiscal year 2001, AOLA’s principal stockholders, America Online, the Cisneros Group and Banco Itaú, signed a stock purchase agreement under which they agreed to provide an aggregate of $150.0 million in additional capital.

      On March 8, 2002, we entered into a note purchase agreement with AOLTW, the parent company of America Online. Under the note purchase agreement, AOLTW made available to us, subject to standard borrowing conditions, $160.0 million in exchange for senior convertible notes of AOLA due in March of 2007. We drew down the remaining balance available to us under the note purchase agreement on December 30, 2002. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at any time at the option of the holder, and will be redeemable by AOLA at any time after September 2003, subject to the holder’s right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds. Interest is payable either in cash or preferred stock, at our option. If interest is paid in shares, the price per share is to be determined based on the average closing price of the class A common stock for the twenty trading dates prior to the date of payment.

      From inception through December 31, 2002, AOLA’s operations have been financed through capital raised from the Cisneros Group ($213.9 million), AOL ($116.3 million) and Banco Itaú ($19.9 million), the proceeds generated by AOLA’s IPO and the exercise of the over-allotment option and an issuance of senior convertible debt subscribed to by AOLTW (160.0 million). As of December 31, 2002, all of the net proceeds generated by the IPO and the over-allotment option (approximately $203.1 million) had been used for working capital purposes and to fund the losses generated by AOLA’s operations.

      We anticipate that the cash on hand at December 31, 2002 will be sufficient to fund operations into the first quarter of 2004, based upon our current operating budget. We are currently analyzing various alternatives to address our cash needs beyond the first quarter of 2004. There can be no guarantee that we will be successful nor have we identified additional financing sources at this time. An additional restriction on our ability to obtain additional funding is that the holders of the senior convertible notes can require that the proceeds of any such financing to be used to repay the senior convertible notes. There is no commitment or obligation from America Online, AOLTW or the Cisneros Group to fund any of our future requirements.

Note 2 — Summary of Significant Accounting Policies:

Principles of Consolidation

      These financial statements include the accounts of AOLA, its subsidiaries and its predecessors on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Fiscal Year

      The Company’s fiscal year is the twelve-month period ended on December 31. The current fiscal year was adopted in December 2000, after AOLA’s Board of Directors approved changing AOLA’s fiscal year-end from June 30 to December 31. As a consequence, the twelve-month period ended December 31, 2000 presented in the accompanying financial statements is unaudited.

Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires AOLA’s management to make estimates and assumptions that affect the amounts reported of assets and liabilities and the reported amounts of revenues and expenses during the fiscal year in these financial statements and notes. These estimates are subjective in nature and AOLA’s actual results could differ from those estimates.

Foreign Currency Translation

      The financial statements of AOLA’s wholly owned foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” Assets and liabilities are translated at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the period. Translation adjustments are included as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in results of operations in the other income, net component.

Revenue Recognition and Barter Transactions

      AOLA recognizes subscription revenues over the period that it provides its service following expiration of the member’s trial period. For subscribers in Brazil, Mexico and Argentina that have elected to pay their subscription fees with credit or debit cards, or through direct debit from bank accounts, AOLA begins to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers in these countries who pay on a cash basis, AOLA does not begin to recognize subscription revenues until the cash payment is received. As AOLA gains additional experience with the collectibility of its cash accounts receivable, it may eventually begin to recognize revenue when the fees become due. The vast majority of subscribers to the AOL-branded service in Puerto Rico pay their subscription fees by credit card or direct debit of their bank accounts. Revenue from subscribers to Puerto Rico, which are received directly from AOL, begin to be recognized when the fees become due.

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

      AOLA also derives revenues from other transactions arising from the conduct of its normal course of operations. Other sources of revenue consist primarily of revenue sharing agreements with certain telecommunications providers and representation fees for advertising sold on America Online’s services outside of Latin America, and are recognized as earned.

      AOLA measures revenue for payments made in the form of equity at the fair value of the securities at the earlier of the initiation of the agreement, if fully vested and non-forfeitable, or the date performance is complete. The fair value of these securities is determined by using either market price or other standard

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

valuation models. If AOLA’s receipt of the securities is contingent upon the achievement of performance criteria, AOLA will measure revenue at that time based upon the achievement of those criteria. AOLA recognizes these revenues ratably, over the term of the contract, or when performance is completed. During the year ended June 30, 2000, AOLA received $4.5 million of equity securities for future services. AOLA did not receive any equity securities for future services during the years ended December 31, 2002 and 2001, or during the year ended December 31, 2001.

      AOLA occasionally exchanges advertising for products and services. Such transactions are recorded at the estimated fair value of the products or services received or given in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Non-monetary Transactions” and Emerging Issues Task Force (“ETIF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Barter transactions are not material to AOLA’s statement of operations for all periods presented.

Subscriber Acquisition and Advertising Costs

      AOLA accounts for direct marketing costs incurred for acquiring subscribers as well as other advertising costs as required by AICPA Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs.” AOLA expenses all advertising, marketing and other subscriber acquisition costs as it incurs them and reports such costs in sales and marketing expenses.

      Advertising costs, included in sales and marketing expenses, totaled approximately $90.9 million for the year ended December 31, 2002, $184.4 million for the year ended December 31, 2001, $98.9 million for the six months ended December 31, 2000 and $67.6 million for the year ended June 30, 2000.

      In June 2000, AOLA entered into a ten-year strategic alliance with Banco Itaú in consideration for 31,700,000 shares of class A common stock. This amount, which was valued at $245.6 million was accounted for as contra-equity — unearned services. As there are potential specific payments related to performance targets in the first five years of the agreement, AOLA is expensing $164.8 million of the cost on a straight-line basis over that period, based on the original amount of the penalties. AOLA is expensing the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement. The amortization of the unearned services related to the Banco Itaú strategic alliance amounted to $41.8 million for the years ended December 31, 2002 and 2001 and $21.1 million for the six months ended December 31, 2000. This expense is included in the accompanying consolidated statements of operations as part of sales and marketing expenses.

Cash and Cash Equivalents

      AOLA considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Such investments are carried at cost plus accrued interest, which approximates fair value. All other investments not considered to be cash equivalents and are classified as “Investments.”

Investments, including Securities Available-For-Sale

      AOLA classifies all debt and equity securities for which there is a determinable fair market value as available-for-sale. These securities are reported at their fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss). Realized gains and losses and declines in value of available-for-sale securities, other than those determined to be temporary, are included in other income (loss). The cost basis for realized gains and losses on available-

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

for-sale securities is determined on a specific identification basis. AOLA held no debt securities at December 31, 2002 and December 2001.

      AOLA has an available-for-sale equity investment in Hollywood Media Corp., a public company traded on the NASDAQ National Market (ticker: HOLL). The investment was acquired in exchange for future services and is comprised of common stock and warrants which had an original fair market value of $4.5 million. The fair market value of this investment at December 31, 2002 and 2001 amounted to $158,000 and $1.4 million, respectively, including the fair value of the warrants of $30,000 and $471,000 at those dates.

      Quarterly, AOLA performs a review of the common stock portion of its holdings in Hollywood Media Corp. to determine if this value is impaired on an other-than-temporary basis. As a result of that review, AOLA recorded an impairment charge of approximately $761,000 and $3.7 million to other income, net during the years ended December 2002 and December 31, 2001, respectively. Under the criteria established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which AOLA adopted on July 1, 2000, the warrants acquired in this transaction are classified as derivatives. The decline in value of the warrants since their initial valuation by AOLA totaled $441,000 at December 31, 2002 and $1.3 million at December 31, 2001.

Trade Accounts Receivable and Credit Risk

      AOLA sells its services in Latin America to a diverse range of customers and subscribers. The carrying amount of AOLA’s trade accounts receivable approximates their fair market value and is encompassed within two main categories: subscriptions and advertising and other. AOLA’s trade accounts receivable portfolio has a higher concentration of balances derived from advertising and other revenues. At December 31, 2002 and 2001, the balances outstanding from this category represented approximately 73% and 76% of the total credit portfolio.

      Credit risk in subscription trade receivables is substantially mitigated by our short collection terms and sales to a large number of customers, as well as the low average revenue per transaction for most of our services. The average transaction amount for advertising and other revenue is significantly larger, however. To mitigate credit risk, management performs ongoing credit evaluations of its customers’ financial condition and takes prompt action by stopping delivery of services in situations where there is a high probability of non-payment. The Company generally does not require collateral.

      Management maintains a reserve to provide for estimated credit losses and has the responsibility for determining that the reserve is adequate for probable and inherent losses relating to trade receivables at each reporting date. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable and expected credit trends. Actual credit losses could differ from such estimates.

      AOLA recorded provisions to the allowance of approximately $0.5 million for the year ended December 31, 2002, $2.2 million for the year ended December 31, 2001, $0.3 million for the six months ended December 31, 2000 and $0.4 million for the year ended June 30, 2000. Write-offs against the allowance totaled approximately $0.8 million for each of the years ended December 31, 2002 and 2001, $0.1 million for the six months ended December 31, 2000 and $0.3 million for the year ended June 30, 2000.

Property and Equipment

      Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation. Depreciation or amortization is provided using the straight-line method over the estimated

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever are shorter.

      Long-lived assets and identifiable intangibles related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the abandonment of leased facilities at its Fort Lauderdale offices, AOLA incurred charge approximately $0.6 million during the year ended December 31, 2001, for the impairment of leasehold improvements and furniture. There were no impairment losses during the six-months ended December 31, 2000, year ended June 30, 2000.

      SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” requires AOLA to capitalize various costs for the development of internal use software, including the costs of coding, software configuration, upgrades and enhancements. AOLA accounts for costs incurred for software obtained or developed for internal use in accordance with SOP 98-1.

      In March 2000, the EITF issued its consensus on Issue No. 00-2, “Accounting for Web Site Development Costs” (“EITF 00-2”). AOLA accounts for the development and maintenance of its website in accordance with EITF 00-2.

     Product Development Costs

      Under specific conditions, AOLA capitalizes certain product development costs, which consist mainly of charges from America Online for personnel and costs associated with the localization of its interactive services and other developments we request America Online to provide. AOLA capitalizes such costs incurred once the product or enhancement reaches technological feasibility and up until completion of beta testing. Prior to technological feasibility, and once the product or service is commercially available (upon completion of beta testing), costs are again expensed as incurred. Amortization of product development costs is provided on a product-by-product basis, using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed three years, beginning the month after the date of product release.

      Quarterly, AOLA reviews and expenses the unamortized cost of any feature identified as being impaired. AOLA also reviews the recoverability of the total unamortized cost of all features and software products in relation to their estimated online service and other relevant revenues and, when necessary, makes an appropriate adjustment to net realizable value.

     Income Taxes

      Income taxes have been provided in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based on the difference between financial reporting and the tax bases of assets and liabilities. AOLA measures these taxes using the enacted tax rates and laws that will be in effect when it expects the differences to reverse. Because of the Company’s history of operating losses, the company’s net deferred income tax asset position is currently valued at zero through offsetting valuation allowances.

     Financial Instruments

      The carrying amounts of AOLA’s cash and cash equivalents, other receivables, other assets, trade accounts payable, accrued expenses and other liabilities approximate their fair market value.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

      On March 8, 2002, AOLA entered into a note purchase agreement with AOLTW. Under the note purchase agreement, AOLTW made available to the Company, subject to standard borrowing conditions, $160.0 million in exchange for senior convertible notes of AOLA due in March 2007. AOLA drew down the entire balance of $160.0 million by December 30, 2002, in accordance with the terms of the note purchase agreement. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of the Company’s class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at any time at the option of the holder, and will be redeemable by AOLA at any time after September 11, 2003, subject to the holder’s right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds. Interest is payable either in cash or preferred stock, at our option. If interest is paid in shares, the price per share is to be determined based on the average closing price of the class A common stock for the twenty trading dates prior to the date of payment. AOLA expects to incur approximately $17.8 million in annual interest expense as long as the full amount of $160.0 million in senior convertible notes are outstanding. The Company expects to pay future interest amounts through the issuance of additional shares of preferred stock in order to conserve cash.

     Loss Per Common Share

      AOLA computes loss per common share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per common share is calculated based on the weighted average number of shares of class A common stock outstanding during the period. AOLA has convertible preferred stock and outstanding options and warrants that are convertible or exercisable into AOLA’s common stock. AOLA has not included these potential common shares in the computation of diluted loss per share as their effect is anti-dilutive for all periods presented.

      Loss per common share does not include any accretion to liquidation value of AOLA’s series B and C preferred stock. Refer to Note 5 included herein for the loss per common share calculation for the periods reported in these financial statements.

     Stock-Based Compensation

      AOLA follows SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which established a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method of accounting for their employee stock compensation plans. This pronouncement also allows an entity to continue to measure compensation cost for those plans based on Accounting Principles Board (“APB”) Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and disclose the pro forma net income and net income per share as if the fair value method had been applied in measuring cost. Compensation cost is determined based on the intrinsic value of the stock options as required by the provisions of APB 25 and is recognized when probable, [based on the best estimate of the outcome of the performance condition]. AOLA has elected to apply APB 25 in accounting for its 2000 Stock Plan. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant. See Note [6] for the pro forma disclosure of the effect on net loss and earnings per common share on the application of the fair value based method in measuring compensation expense.

      AOLA uses the intrinsic value method to account for employee stock options. No compensation expense was recognized related to new options granted in the year ended December 31, 2002 for grants issued at below fair market value. In the year ended December 31, 2001, compensation expense related to

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

stock options granted at an exercise price less than fair market value amounted to approximately $300,000. The following table presents AOLA’s net loss and loss per common share assuming AOLA had used the fair value method to recognize compensation expense with respect to its options:

	Year Ended
	December 31,

	2002	2001

	(In thousands, except per share
	data)
Reported
Net loss applicable to common stockholders	$(180,591)	$(307,203)
Loss per common share — basic and diluted	$(2.69)	$(4.66)
Recorded employee stock-based compensation	$301	$324
Employee stock-based compensation under fair value method	$(5,705)	$(15,116)
Pro forma net loss	$(185,995)	$(321,995)
Loss per common share — basic and diluted	$(2.77)	$(4.88)

      AOLA estimated the fair value of employee-stock-based awards using the Black-Scholes option-pricing model based on the weighted average assumptions for options granted during the periods as indicated below.

	Year Ended
	December 31,

	2002	2001

Risk free interest rate	2.63%	4.67%
Expected life (in years)	4.5	4.5
Expected volatility	70.0%	70.0%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$0.88	$1.94

     Comprehensive Loss

      Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except for those resulting from investments by owners and distributions to owners. In AOLA’s case, in addition to net loss, other comprehensive loss results from changes in the unrealized gains and losses on securities that are classified as available-for-sale and foreign currency translation adjustments. The presentation of comprehensive loss required by SFAS No. 130, “Reporting Comprehensive Income,” is set forth in the accompanying statements of changes in stockholders’ equity (capital deficiency).

Reclassifications

      Certain reclassifications have been made to the consolidated financial statements for the year ended June 30, 2000, the six months ended December 31, 2000 and the year ended December 31, 2001 to conform to the presentation of the consolidated financial statements for the year ended December 31, 2002.

Recent Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). These standards change the accounting for business

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards became effective for AOLA in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. These statements did not have any material effect on AOLA’s consolidated financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. SFAS 144 became effective for AOLA in the first quarter of 2002. Application of the provisions of SFAS 144 did not have a material impact on AOLA’s consolidated financial statements.

      In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB No. 64, “Extinguishments of Debt to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB No. 13, “Accounting for Leases,” to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with regard to the rescission of Statement 4; the provisions in paragraph 8 and 9(c) of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002; and all other provisions are effective for financial statements issued on or after May 15, 2002. AOLA does not believe that the adoption of the provisions of SFAS 145 will have a material, if any, impact on its results of operations.

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

      Severance pay under Statement 146, in many cases, would be recognized over time rather than up front. The FASB decided that if the benefit arrangement requires employees to render future service beyond a “minimum retention period” a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee’s termination benefit is based on length of service. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. AOLA does not believe that the adoption of the provisions of SFAS 146 will have a material, if any, impact on its results of operations.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

      In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS 148 are effective for interim periods ending after December 15, 2002. The adoption of the provisions of SFAS 148 did not have a material impact on the Company’s consolidated financial statements.

                  Reimbursement of “Out-of-Pocket” Expenses

      In January 2002, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement. EITF 01-14 was effective for AOLA in the first quarter of 2002 and required retroactive restatement of all periods presented to reflect the new accounting provisions. The adoption of the provisions of EITF 01-14 did not have a material impact on the Company’s consolidated financial statements.

Multiple Element Arrangements

      In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and therefore does not expect that the application of the provisions of EITF 00-21 will have a material impact on the Company’s consolidated financial statements. The adoption of the provisions of EITF 00-21 did not have a material impact on the Company’s consolidated financial statements.

Note 3 — Related Parties Transactions

The AOL Services Agreement

      The Company entered into a services agreement with America Online on August 7, 2000, under which America Online provides various services to us, including:

•	localization of AOL software and software updates;

•	development and installation services, including requested modifications, enhancements and revisions to AOL’s software;

•	host computer services;

•	network connections from the AOLA services to the America Online servers;

•	technical support;

•	training in areas such as marketing, business development, member support, public relations, finance and accounting;

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

•	support and maintenance for third-party software licensed to the Company by America Online; and

•	joint venture assistance.

      AOLA agreed to compensate America Online for these services at rates at least as favorable as those charged by America Online to any other party, including joint venture affiliates, but excluding affiliates that are at least 75% owned by America Online. Based on management’s experience negotiating similar contracts, as well as its knowledge of the Company’s competitors’ cost structures, the Company believes that the terms of the services agreement are at least as favorable as the Company could have obtained from an unaffiliated third party.

      For the 2002 fiscal year, AOLA incurred expenses totaling approximately $19.3 million payable to America Online under our services agreement.

      AOLA has included the unpaid portion of these costs in payables to affiliates in the accompanying consolidated balance sheets. America Online charges fees for providing these services on an allocated cost plus basis. The Cisneros Group charges fees for services on a cost basis. Management believes that the expenses for these services are representative of what would have been incurred by AOLA on a stand-alone basis.

      As of December 31, 2002, America Online billed the Company approximately $3.6 million over and above amounts recorded in its statement of operations. The difference relates to a portion of items under dispute, primarily for support services provided by America Online. The Company is currently negotiating with America Online regarding the total amount in dispute and at this point does not expect to pay this approximately $3.6 million amount. As a result, this amount is not reflected in the Company’s consolidated statement of operations. In the event the Company is unable to negotiate a favorable resolution of this dispute, it may recognize an incremental charge to future costs of revenue. The Company is also currently negotiating the method for calculating amounts due for 2003 under the AOL online services agreement.

The Letter Agreement Regarding Puerto Rico Subscribers

      In December 2000, the Company entered into a letter agreement with America Online under which America Online transferred to AOLA the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico. Subscribers to the AOL-branded service in Puerto Rico are included in AOLA member totals. For fiscal 2002, AOLA incurred $2.7 million to America Online under this agreement. During the year ended December 31, 2002, AOLA also received from America Online $10.9 million for fees collected by America Online from subscribers to the AOL-branded service in Puerto Rico, which were recorded as subscription revenue.

AOLTW Notes

      AOLA paid $5.2 million for interest on the senior convertible notes purchased by AOLTW. The major portion of the payment for interest, or $4.2 million, was paid through the issuance of new shares of series B preferred stock.

Advertising and Content Agreement with Turner Broadcasting System Latin America, Inc.

      In 2000, AOLA entered into an advertising and content agreement with Turner Broadcasting System Latin America, Inc., an affiliate of AOLTW. Under this agreement AOLA receives content from CNN, Cartoon Network and TNT for distribution on the AOLA country services. For the year ended December 31, 2002, AOLA purchased approximately $560,000 for content-related services during 2002.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

AOLA also purchased approximately $1.0 million in advertising on the various Turner media properties for the year ended December 31, 2001 and $0.3 million for the six months ended December 31, 2000.

      In addition, during the year ended December 31, 2002, AOLA also made a prepayment for future advertisement to Turner Broadcasting in the amount of $1.4 million. Advertisement services are to be delivered at AOLA’s discretion, over the next two years. As of December 31, 2002, the balance of this prepaid amount is approximately $1.1 million, which is included in prepaid expenses in the accompanying consolidated balance sheet.

     Support and Service Arrangements with the Cisneros Group and Affiliated Companies

      AOLA also receives support services from the Cisneros Group, who charges fees to AOLA on a cost basis for those services. Management believes that the expenses for these services are representative of what would have been incurred by AOLA on a stand-alone basis.

      In addition, AOLA has entered into various agreements with companies associated to the Cisneros Group, including the agreement with Claxson Interactive Group Inc., under which AOLA advertised on one of Claxson’s cable TV properties during 2001. the agreement with Pueblo Supermarkets in Puerto Rico, under which AOLA pays rent for kiosks in the supermarkets for purposes of soliciting new members, along with a bounty for new members who register through these promotional efforts. Lastly, in connection with the Rock in Rio music festival, AOLA entered into an agreement with DIRECTV Latin America, LLC to produce a video of this event, as well as granted them a license to broadcast this video in Latin America.

      The costs incurred payable to the Cisneros Group and its affiliates for the aforementioned services totaled approximately $0.2 million and $0.5 million for the years ended December 31, 2002 and 2001,respectively. For the six months ended December 31, 2000, AOLA paid $0.2 million and $0.4 million related to the year ended June 30, 2000. AOLA has included the unpaid portion of these costs in payables to affiliates in the accompanying consolidated balance sheets.

     Advertising Agreements with Banco Itaú

      During 2001, AOLA entered into a series of advertising agreements with Banco Itaú under which they advertise on the AOLA country service and portal in Brazil. For the year ended December 31, 2002, AOLA received approximately $0.9 million under these agreements from Banco Itaú. The amount of payments received by the Company during the year ended December 31, 2001 was approximately $1.5 million.

     Acquisition of AOL’s Latin American CompuServe Classic subscribers

      In December 1998, the Company acquired AOL’s Latin American CompuServe Classic subscribers for approximately $4.0 million. The cost to acquire these Latin American CompuServe Classic subscribers was determined using a formula that was based on the expected number of Latin American CompuServe Classic subscribers at December 15, 1999. Because the number of subscribers at December 15, 1999 was lower than expected, AOL repaid $879,000 to the Company during the fiscal year ended June 30, 2000. The initial payment of $4.0 million and the refund of $879,000 have been reflected in stockholders’ equity.

     Dependence on AOL

      The termination or loss of exclusivity of AOLA’s license or services agreement with AOL would adversely impact the Company’s business. In exchange for its initial ownership interest in AOLA, AOL entered into a royalty-free license agreement and a services agreement with AOLA. Under the license

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

agreement, AOLA has the exclusive right to offer in Latin America AOL-branded PC-based online services. AOLA also has the exclusive right to offer AOL-branded TV-based online services in Latin America. AOLA has the additional exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by AOL for commercial launch on or before August 7, 2004.

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

Note 4 — Stockholders’ Equity:

     Preferred Stock

      AOLA is authorized to issue up to 1,000,000,000 shares of preferred stock, par value of $.01 per share, in one or more series with rights, preferences and privileges that are determined by AOLA’s board of directors. As of December 31, 2002, the Company had outstanding 126,876,099 shares of series B preferred stock, which is the series owned by America Online and AOLTW, and 111,413,994 shares of series C preferred stock, which is the series owned by the Cisneros Group.

      Before completion of AOLA’s initial public offering in August 2000, AOLA had issued 101,858,334 shares of series B preferred stock and 101,858,334 shares of series C preferred stock. At the time, America Online owned all of the outstanding series B preferred stock and the Cisneros Group and certain family members of Gustavo Cisneros and Ricardo Cisneros owned all of the outstanding series C preferred stock. The series B and series C preferred stock are convertible at any time on a one-for-one basis into shares of class B and class C common stock, which are convertible on a one-for-one basis into shares of class A common stock.

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

      On March 30, 2001, AOLA’s principal stockholders, America Online, the Cisneros Group and Banco Itaú, signed a stock purchase agreement under which they agreed to provide an aggregate of $150.0 million in additional capital. America Online and the Cisneros Group purchased a combined total of $130.1 million in redeemable convertible preferred stock and Banco Itaú purchased $19.9 million of class A common stock.

      Under the aforementioned agreement, America Online purchased approximately a total of $66.3 million of the AOLA’s series B redeemable convertible preferred stock on April 2, 2001, June 1,

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

2001 and July 31, 2001. The Cisneros Group purchased a total of approximately $63.8 million of AOLA’s series C redeemable convertible preferred stock on April 2, 2001, June 1, 2001 and July 31, 2001. Banco Itaú purchased approximately $19.9 million of AOLA’s class A common stock on April 2, 2001. The purchase price per share for the series B preferred stock, series C preferred stock and class A common stock was $4.6875 per share.

      On July 31, 2001, the stockholders and board of directors authorized the amendment and restatement of AOLA’s certificate of incorporation under which the redemption date of the series B and series C preferred stock was changed to provide that on August 7, 2005, 87.8% of the then outstanding series B and C preferred stock will be redeemed and the remaining outstanding series B and series C preferred stock will be redeemed on April 2, 2006, plus all accumulated and unpaid dividends. The series B and series C preferred stock will be redeemed, at AOLA’s option, in cash, by delivery of fully paid and non-assessable shares of class A common stock, or by any combination of cash and shares of class A common stock. The redemption price was changed to equate to a revised liquidation preference of $2.7268 per share and $2.7272 per share for the series B and series C preferred stock, respectively, plus all accrued and unpaid dividends.

      Holders of the series B and C preferred stock are entitled to receive a cumulative annual dividend at the rate of 3% of the per share liquidation preference, of $2.7268 and $2.7272 per share, respectively, as and when declared by the board of directors and before payment of any dividend to the holders of the class A, class B and class C common stock. The dividend is payable in series B and C preferred stock, in cash or in any combination of series B and C preferred stock and cash, at AOLA’s option. After payment of dividends on the preferred stock, the holders of the class A, class B and class C common stock, together with the holders of series B and series C preferred stock, will share ratably in any dividend declared by the board of directors based on the number of shares of common stock and preferred stock held. As of December 31, 2002, the liquidation value on the series B preferred shares was approximately $346.0 million, excluding dividends in arrears of $21.2 million. For the series C preferred shares, the liquidation value at such date was approximately $303.8 million, excluding dividends in arrears of $20.2 million.

     Common Stock

      AOLA is authorized to issue a total of 2,250,000,000 shares of common stock, par value $.01 per share. This amount is comprised of authority to issue 1,400,000,000 shares of class A common stock, 450,000,000 shares of class B common stock and 400,000 shares of class C common stock. As of December 31, 2002, a total of 67,070,065 shares of class A common stock were outstanding. The increase in common shares outstanding during versus 2001 was due to the exercise of employee stock option grants. No shares of class B common stock are outstanding and no shares of class C common stock are outstanding. The class B and class C common stock is convertible into shares of class A common stock at any time on a one-for-one basis.

      As described on the preferred stock section of this note, during fiscal year 2001 a total of 4,237,840 shares of class A common stock were issued to Banco Itau under the March 30, 2001 stock purchase agreement, increasing the number of class A common shares issued and outstanding to 67,054,714 shares at December 31, 2001.

      The holders of class A common stock are each entitled to one vote per share. America Online, AOLTW and the Cisneros Group are entitled to ten votes for each share of series B and series C preferred stock and, if issued, class B and class C common stock, that they hold. From inception through December 31, 2002, the Cisneros Group has contributed approximately $213.9 million to AOL’s equity capital and America Online has contributed $116.3 million to AOL’s equity capital. AOLTW has

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

subscribed to and purchased $ 160.0 million of senior convertible notes, which are convertible into shares of the Company’s series B preferred stock. As of December 31, 2002, none of the AOLTW notes had been converted.

      Under AOLA’s restated certificate of incorporation, each of America Online and the Cisneros Group has the right to directly elect five members of AOLA’s 14-member board of directors. The affirmative vote of the holders of a majority of the outstanding series B preferred stock and class B common stock, voting separately as a class, as well as the holders of a majority of the outstanding series C preferred stock and class C common stock, voting separately as a class, is required to approve a large number of corporate and business matters, as well as to amend or repeal a number of the provisions of AOLA’s restated certificate of incorporation.

      In accordance with the Registration Rights and Stockholders’ Agreement by and among AOLA, America Online, the Cisneros Group and Banco Itaú, both America Online and the Cisneros Group have agreed to vote for one nominee designated by Banco Itaú for election to AOLA’s Board of Directors. On July 31, 2002, Roberto Setubal, the director designated by Banco Itaú, resigned from our Board of Directors. As a result, AOLA’s Board of Directors currently has 13 members and one vacancy.

      Otherwise, holders of class A common stock, series B preferred stock and series C preferred stock and any issued class B and class C common stock generally will vote together as a single class on matters presented to the stockholders for their vote or approval, including for election of directors who are not elected directly by America Online or the Cisneros Group, except as otherwise required by applicable Delaware law. However, because America Online, AOLTW and the Cisneros Group together control approximately 97.6% of the voting power of outstanding AOLA capital stock, America Online, AOLTW and the Cisneros Group have the power to elect the remaining four directors.

      Under the stockholder’s agreement by and among the Company, America Online and the Cisneros Group, both America Online and the Cisneros Group have agreed to non-compete provisions. If either America Online or the Cisneros Group breaches these provisions, the Company and the non-breaching party may be able to acquire the breaching party’s capital stock.

      Common shares reserved for issuance at December 31, 2002 were:

Series B Preferred Stock	126,876,099
Series C Preferred Stock	111,413,994
AOL Warrant	16,541,250
AOLTW Senior Convertible Note	44,150,105
Stock Options	22,808,333

321,789,781

     The Banco Itaú Strategic Alliance

      In June 2000, AOLA entered into a ten-year strategic alliance with Banco Itaú, one of the largest banks in Latin America, which was providing limited online financial services to approximately 1.4 million of its approximately seven million customers at the time. AOLA launched a co-branded, customized version of our America Online Brazil service that Banco Itaú began marketing to its customers in December 2000 and Banco Itaú is obligated to promote the co-branded service as the principal means of accessing Banco Itaú’s interactive financial services. As of December 2002, Banco Itau reported that it had approximately 9.2 million active customers, of which 2.6 million were registered to use online banking services, primarily through Banco Itaú’s proprietary service, as well as the AOL co-branded service.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

AOLA believes that this relationship will enable it to expand its Internet presence in Brazil by allowing it to gain access to Banco Itaú’s online as well as offline customer base.

      The co-branded service is substantially the same as the AOLA country service in terms of technology and content, except that it offers a co-branded welcome screen for Banco Itaú customers, a Banco Itaú toolbar icon, a special version of the finance channel and links that directly connect Banco Itaú’s customers to its online financial services. Subscribers to the co-branded service have access to a full line of features as provided to general customers, including e-mail with multiple AOL screen names, instant messaging, Internet access, interaction with a worldwide online community and 24-hour customer service.

      Under the terms of the original agreement with Banco Itaú, Banco Itaú and AOLA established subscriber targets for the co-branded service of 250,000 verified subscribers at December 10, 2001 and 500,000 at December 10, 2002 (subsequently moved to April 30, 2003) and a secondary target of a total of 1,000,000 verified subscribers at December 10,2002 (subsequently moved to April 30, 2003). In addition, Banco Itaú and AOLA had established the following additional targets: (i) for the 12-month period ending December 10, 2003, revenues generated from subscribers to the co-branded service would account for at least 39% of AOLA’s aggregate revenues in Brazil, (ii) on December 10, 2004, there would be at least 2,000,000 verified subscribers, and for the twelve months ended on that date revenues generated from subscribers to the co-branded service would account for at least 46% of AOLA’s aggregate revenues in Brazil, and (iii) for the 12-month period ending December 10,2005, revenues generated from subscribers to the co-branded service would account for at least 56% of AOL’s aggregate revenues in Brazil. Verified subscribers are those subscribers who have used the co-branded service in any two of the three months preceding the applicable measurement date or who have first accessed the co-branded service in the month prior to the applicable measurement date. Under the agreement, if the verified subscriber level and revenue targets were not met, Banco Itaú was required to make a reference payment to AOLA. Banco Itaú met the subscriber target for the co-branded service of 250,000 verified subscribers at the December 10, 2001 measurement date.

      On December 14, 2002, AOLA entered into an agreement that re-structured our strategic marketing alliance with Banco Itaú. Under the terms of the agreement, AOLA oversees, in large part, the marketing activities for the co-branded service. Under the terms of the prior agreement, AOLA did not have control of the actual execution of the marketing services provided by Banco Itaú. Banco Itaú is obligated to establish kiosks and point-of-sale displays inside many of its bank branches for the promotion of the co-branded service, which are staffed by promoters trained by AOL Brazil. Potential subscribers will be able to sample the co-branded service and will be offered the opportunity to register in the branch. Furthermore, Banco Itaú is required to distribute, at AOLA’s direction, CD-ROMs containing the software for the co-branded service, in connection with the in-branch promotions and through direct mail. In addition, Banco Itaú is required to produce and broadcast a certain television commercials promoting the co-branded service and is required to provide exclusive or preferred online banking benefits to subscribers to the co-branded service. Banco Itaú will be responsible for the cost of these marketing efforts. The modified marketing arrangements will remain in effect through January 2006, although the ten-year term of the original agreement will not change.

      Banco Itaú’s customers who register for the co-branded service following December 14, 2002 will be entitled to a one-month free trial period, the length of which may be changed in the future. Prior to December 14, 2002, Banco Itaú was required to offer its subscribers at least one hour of subsidized usage per month following the expiration of their trial period, although Banco Itaú was responsible to AOLA only for actual usage by the subscriber.

      Banco Itaú may no longer choose to provide subsidized hours to customers who become subscribers to the co-branded service after December 14, 2002, although Banco Itaú at its option may continue to

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

subsidize hours for certain customers who were subscribers to the co-branded service prior to December 14, 2002. In addition, during a transition period to be defined, Banco Itaú will continue to be required to pay AOLA a nominal amount for subscribers who have not used the service during the previous month and who are no longer in their free trial period.

      Banco Itaú customers who become subscribers to the co-branded service following the date of the revised marketing agreement will be entitled to a free trial period to be defined by AOLA (currently one month) and, if they subscribe to the monthly unlimited-use plan, will be entitled to a 20% discount off the standard price. During the transition period described above, subscribers to the co-branded service who as of December 14, 2002 did not currently use the service or who did not subscribe to a paid plan will be given a limited time to move to the discounted 20% plan or to other payment options. Those who fail to elect a plan will have their co-branded service discontinued. AOLA expects that a majority of the current subscribers to the Banco Itaú co-branded service will be terminated during the next two quarters for failing to select a plan.

      Under the terms of the new agreement, Banco Itaú and AOLA eliminated the subscriber targets for the period ending April 30, 2003 and replaced the targets for the remaining three years with targets based on a combination of minimum revenue levels and the fulfillment of the marketing commitments described above. If the new targets are not met, Banco Itaú is required to make a reference payment to AOLA. The dates for measuring performance with the new targets have been moved to March 24, 2004, 2005 and 2006, respectively. The aggregate amounts that Banco Itaú will be required to pay AOLA if the marketing or revenue targets are not met, which are subject to annual caps on liability, have been reduced from an aggregate of approximately $135.4 million to approximately $60.0 million for the balance of the initial five-year marketing period. In addition, the aggregate amount that Banco Itaú would be obligated to pay AOLA in the event of a termination of the agreement prior to March 24, 2006 has been reduced from approximately $158.0 million to approximately $70.0 million.

      As there are potential specific payments related to performance targets in the first five years of the agreement, AOLA is expensing $164.8 million of the cost on a straight-line basis over that period, based on the original valuation of the penalties. AOLA will expense the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement. The amortization of the unearned service related to the Banco Itaú strategic alliance amounted to $41.8 million for the years ended December 31, 2002 and 2001 and $21.1 million for the year ended December 31, 2000. This expense is included in the accompanying consolidated statements of operations as part of sales and marketing expenses. The amortization period was not changed as a result of the revisions made to the marketing agreement with Banco Itaú.

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

Stock Option Plan

      In July 2000, AOLA’s board of directors and shareholders adopted AOL’s 2000 Stock Option Plan (the “Stock Plan”). Under the Stock Plan, AOLA may grant incentive stock options and non-qualified stock options to its employees, consultants, and directors at fair market value at the date of grant. The options generally vest 25% per year over four years and have a maximum term often years. A total of

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

13,208,333 shares of class A common stock were initially authorized for grant under the Stock Plan. The number of shares available for issuance under the Stock Plan was increased, effective as of March 2001, to a total number of 17,808,333 shares of class A common stock. Stockholder approval was not sought for this increase, although AOLA’s Compensation Committee and Board of Directors approved it. The number of shares available for issuance under the plan was increased a third time to 22,808,333 shares of class A common stock in July 2002. Stockholder approval was obtained for this increase. Stock options granted to consultants are accounted for based on their fair value. The activity in AOLA’s stock options for the years ended December 31, 2002 and December 31, 2001 is set forth below:

	Year Ended				Six Months Ended
					December 31, 2000

	December 31, 2002		December 31, 2001			Weighted
					Number of	Average
	Number of	Weighted Average	Number of	Weighted Average	Stock	Exercise
	Stock Options	Exercise Price	Stock Options	Exercise Price	Options	Price

Balance at the beginning of period	15,850,584	$6.14	10,338,855	$7.70	—	—
Options granted
At market price	3,348,242	$1.90	7,065,480	$3.87	10,955,155	$7.73
Below market price	—	—	250,000	$2.72	31,250	$0.01

	3,201,352	$1.90	7,315,480	$3.85	10,986,405	$7.73
Options exercised	(15,351)	$2.72	—	—	—	—
Options forfeited	(4,109,678)	$6.13	(1,803,751)	$5.95	(527,440)	$8.01

Balance at the end of period	15,073,797	$5.24	15,975,064	$6.14	10,458,965	$7.70

Weighted average
fair value of options
granted at:
Market price	$0.88		$1.88		$3.27

Below market price	$—		$4.79		$7.99

      The following table summarizes the range and weighted average exercise prices and the weighed average remaining contractual life of the options outstanding at December 31, 2002:

Outstanding and Exercisable by Price Range

As of 12/31/2002

		Options Outstanding			Options Exercisable

		Number	Weighted Average
		Outstanding	Remaining	Weighted	Number	Weighted
Range of		As of	Contractual Life	Average	Exercisable	Average
Exercise Prices		12/31/2002	(in Years)	Exercise Price	As of 12/31/2002	Exercise Price

$0.01	$1.89	1,049,289	9.4	$1.11	31,250	$0.01
$2.03	$4.16	5,522,334	8.5	$2.56	884,335	$2.78
$4.25	$6.00	1,423,750	8.2	$5.37	500,322	$5.40
$6.06	$8.00	1,375,284	8.0	$7.23	578,370	$7.28
$8.07	$9.44	5,703,140	7.6	$8.01	3,363,385	$8.00
$0.01	$9.44	15,073,797	8.2	$5.21	5,357,662	$6.77

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note 5 — Computation of Loss per Common Share:

      The calculation of basic and diluted loss per common share for the years ended December 31, 2002 and 2001 and the six months ended December 31, 2000 is shown below (in thousands):

	Year Ended
	December 31,		Six Months
			Ended
	2002	2001	December 31, 2000

Net loss	$(161,867)	$(290,315)	$(199,911)
Less: Dividends on Series B and C preferred shares	18,724	17,005	5,711

Net loss applicable to common stockholders	(180,591)	(307,320)	(205,622)
Weighted average number of common shares outstanding	67,068	66,018	48,496

Loss per common share, basic and diluted	$(2.69)	$(4.66)	$(4.24)

      The loss per share does not include any accretion to liquidation value of AOLA’s series B and C preferred stock since AOLA has the option of redeeming the series B and series C preferred stock in common stock rather than cash. Additionally, AOLA has the intention and unconditional right to redeem the preferred stock by issuing common stock. There is no difference between AOLA’s basic and diluted loss per share since the effect of any contingently issuable common stock on loss per share is anti-dilutive.

      Potential anti-dilutive securities for the year ended December 31, 2002 and the year ended December 31, 2001 are set forth on the table below:

Potential Anti-dilutive Securities Outstanding

	As of		Six Months
	December 31,		Ended
			December 31,
	2002	2001	2000

Series B Preferred Stock	126,876,099	116,010,456	101,858,334
Series C Preferred Stock	111,413,994	111,413,994	97,803,960
AOL Warrant	16,541,250	16,541,250	16,541,250
AOLTW Senior Convertible Note	44,150,105	—	—
Stock Options	15,888,794	15,834,257	10,419,425

	314,870,242	259,799,957	226,622,969

Note 6 — Segment Information

Latin American Operations

      AOLA principally derives its revenues from operations in Latin America. Social, political and economic conditions in Latin America are volatile. This volatility could make it difficult for AOLA to develop its business, generate revenues or achieve or sustain profitability. Historically, volatility has been caused by currency devaluations, significant governmental influence over many aspects of local economies, political and economic instability, unexpected changes in regulatory requirements, social unrest or violence, slow or negative economic growth, imposition of trade barriers, and wage and price controls. Most or all of these factors were significant factors impacting AOLA’s business during the fiscal years 2002, 2001 and 2000 and have occurred at various times over the last two decades in the Latin American markets in which AOLA operates, including Brazil, Mexico and Argentina. AOLA has no control over these matters.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Social, political and economic conditions may inhibit online services and Internet use, create uncertainty in AOLA’s operating climate and cause advertisers to reduce their advertising spending, all of which may adversely impact AOLA’s business.

      Latin America has also experienced significant currency fluctuations in recent years. Since AOLA’s consolidated cash flows from operations are generated primarily in the local currencies of the countries in which it operates, AOLA is subject to the effects of fluctuations in the value of those currencies. In January 2002, the Argentina’s Congress passed an emergency legislation that changed its local currency exchange rate policy in relation to the U.S. dollar, allowing for the end of the one-to-one peg of the U.S. dollar. As a result, the local currency weakened in value in relation to the U.S. dollar by approximately 72% during 2002. As a result of local political uncertainty and increased risk aversion by investors, the Brazilian real depreciated by 28% during the year ended December 31, 2002. The Mexican peso devalued by 9% over the same period.

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

      Each of AOLA’s operating segments derives its revenues from interactive services through subscription revenues and advertising and other revenues. Interactive services consist primarily of the delivery of the AOLA country services. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. AOLA launched its first country operations in December 1999 in Brazil. In July 2000, it launched its AOLA country service in Mexico, launched its AOLA country service in Argentina in August 2000, and began marketing the AOL-branded service in Puerto Rico in December 2000.

      For purposes of the segment presentation below, amounts included in revenues under the corporate and other segment represent amounts related to the U.S. Hispanics channel which AOLA programs for America Online and to revenues for CompuServe Classic in countries where the AOLA country services are not present. If an AOLA country service existed in a particular geography, results from CompuServe are included in that operating segment. The CompuServe Classic service was terminated in the first quarter of 2002. No single customer accounted for 10% or more of AOLA’s total revenues for any of the periods presented.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

      The following table provides a reconciliation of reportable segment revenues to the consolidated financial statement totals and presents revenues by service type (in thousands):

	Year Ended		Six Months	Year
	December 31,		Ended	Ended
			December 31,	June 30,
	2002	2001	2000	2000

Revenues Breakdown:
Subscriptions
Brazil	$25,229	$17,853	$4,940	$2,154
Mexico	24,906	19,579	2,379	—
Argentina	1,856	7,389	420	—
Puerto Rico	10,855	4,724	311	—
Corporate and other	152	373	—	3,694

	62,998	49,918	8,050	5,848
Advertising and other
Brazil	5,526	8,870	2,715	3,292
Mexico	2,258	5,557	996	—
Argentina	445	1,766	665	—
Puerto Rico	519	121	—	—
Corporate and other	361	211	47	60

	9,109	16,525	4,423	3,352
Total
Brazil	30,755	26,723	7,655	5,446
Mexico	27,164	25,136	3,375	—
Argentina	2,301	9,155	1,085	—
Puerto Rico	11,374	4,845	358	—
Corporate and other	513	584	—	3,754

	$72,107	$66,443	$12,473	$9,200

      The following table provides a reconciliation of reportable segment loss or profit from operations to the consolidated financial statement totals (in thousands):

	Year Ended		Six Months	Year
	December 31,		Ended	Ended
			December 31,	June 30,
	2002	2001	2000	2000

Loss from operations
Brazil	$(95,447)	$(147,731)	$(101,682)	$(82,477)
Mexico	(37,268)	(71,550)	(50,221)	—
Argentina	(3,141)	(39,663)	(34,565)	—
Puerto Rico	956	(7,455)	(612)	(5,652)
Corporate and other	(21,729)	(28,669)	(13,035)	(11,795)

	$156,629)	$(295,068)	$(200,115)	(99,924)

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

      The following table presents a reconciliation of reportable segment assets and long-lived assets to the consolidated financial statement totals (in thousands):

	December 31,	December 31,
	2002	2001

Total assets
Brazil	$6,818	$14,376
Mexico	7,035	11,345
Argentina	3,959	9,262
Puerto Rico	605	303
Corporate and other	81,857	49,098

	$100,274	$84,384

Long-lived assets
Brazil	$2,528	$4,756
Mexico	1,304	2,119
Argentina	304	958
Puerto Rico	254	56
Corporate and other	2,593	4,069

	$6,983	$11,958

      Depreciation and amortization expense for the year ended December 31, 2002 amounted to $5.0 million, as compared to $4.9 million for the year ended December 31, 2001. By segment, depreciation and amortization was $2.6 million, $1.2 million, $352,000 and $794,000 in Brazil, Mexico, Argentina and in corporate and other, respectively, during the year ended December 31, 2002. Segment depreciation and

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

amortization was $1.6 million, $1.1 million and $0.5 in Brazil, Mexico and Argentina, respectively, together with $1.3 million in the United States and Puerto Rico for the year ended December 31, 2001.

	Year Ended		Six Months	Year
	December 31,		Ended	Ended
			December 31,	June 30,
	2002	2001	2000	2000

Depreciation and amortization
Brazil	$2,580	$1,598	$440	$435
Mexico	1,222	1,090	733	242
Argentina	352	451	244	129
Puerto Rico	80	124	—	—
Corporate and other	794	1,657	128	44

	$5,028	$4,920	$1,545	$850

Capital spending
Brazil	$1,059	$1,955	$2,348	$3,887
Mexico	249	217	300	56
Argentina	7	193	432	1,953
Puerto Rico	133	61	5	—
Corporate and other	578	3,572	1,333	3,233

	$2,026	$5,998	$4,418	$9,129

      Expenditures for long-lived assets for the year ended December 31, 2002 totaled $2.0 million, and was comprised of $1.1 million in Brazil, $249,000 in Mexico, $7,000 in Argentina and $711,000 in the United States and Puerto Rico. For the year ended December 31, 2001, expenditures for long-lived assets were $2.0 million, $217,000, and $193,000 in Brazil, Mexico and Argentina, respectively, and the remainder of $3.6 million in the United States and Puerto Rico.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note 7 — Property and Equipment and Product Development Costs

     Property and Equipment

      Property and equipment and product development costs are stated at cost less accumulated depreciation and amortization as follows (in thousands):

		December 31,
	Useful Life
	(years)	2002	2001

Leasehold and network improvements	4	$3,771	$5,585
Furniture and fixtures	5	2,595	2,919
Equipment and automobiles	5	1,213	1,661
Computer equipment and internal software	2 - 5	7,598	7,343

		15,177	17,508
Less: accumulated depreciation and amortization		(8,194)	(5,550)

Property and equipment, net		$6,983	$11,958

Capitalized development and localization costs		$1,112	$2,141
Less: accumulated depreciation and amortization		(54)	(1,153)

Product development costs, net		$1,058	$988

      Depreciation and amortization expense of property and equipment for the years ended December 31, 2002 and 2001 were $5.1 million and $4.9 million, respectively.

Note 8 — Other Accrued Expenses and Liabilities

      At December 31, 2002 and 2001, the components of other accrued expenses and liabilities were as follows (in thousands):

	December 31,

	2002	2001

Telecommunications	$2,796	$5,313
Marketing and Advertising	2,380	5,592
Member Services	818	976
Other	1,375	2,689

Totals	$7,369	$14,570

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note 9 — Income Taxes

      The United States and foreign components of loss from continuing operations before income taxes and dividends on the series B and series C preferred stock are as follows:

			Six Months
			Ended
	Year Ended December 31,		December 31,	Year Ended
				June 30,
	2002	2001	2000	2000

	(In thousands)
United States	$(22,756)	$(36,407)	$(10,365)	$(85,658)
Foreign	(139,111)	(253,908)	(189,546)	(12,255)

	$(161,867)	$(290,315)	$(199,911)	$(97,913)

      The components of the provision for income taxes are as follows:

Six Months
	Year Ended		Ended
	December 31,		December 31,	Year Ended
June 30,
	2002	2001	2000	2000

(In thousands)
Current:
Federal	$—	$—	$—	$—
Foreign	75	—	—	—
State	—	—	—	—

	75	—	—	—
Deferred	—	—	—	—

	$75	$—	$—	$—

      For U.S. tax purposes, elections were made to treat foreign operating entities as branches as those subsidiaries were formed. AOLA acquired the foreign operating entities on August 7, 2000. Therefore, the consolidated operating losses arising in periods after August 7, 2000 are available for carry forward by AOLA. Net operating loss carryforwards totaling $633.3 million at December 31, 2002 are being carried forward and are available to reduce future taxable income. These net operating losses expire as follows: $187.0 million in 2020; $284.3 million in 2021 and $162.0 million in 2022.

      Tax losses generated by AOLA in foreign jurisdictions will be available to be carried forward against future foreign taxable income, subject to local tax restrictions, if any. AOLA’s operations in Brazil, Mexico, Spain, Puerto Rico and Argentina generated net operating loss carryforwards totaling $376.0 million at December 31, 2002, which are being carried forward and are available to reduce future taxable income of certain foreign tax jurisdictions. At December 31, 2002, AOLA’s net operating loss carryforwards (by operating country) expire as follows (in thousands):

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

		Puerto
Year Ended December 31,	Argentina	Rico	Spain	Mexico	Brazil	Total

2005	$217	$—	$—	$—	$—	$21
2006	15,517	—	—	—	—	15,517
2007	5,320	73	—	—	—	5,393
2008	1,229	3,949	—	—	—	5,178
2009	—	2,974	1,191	—	—	4,165
2010	—	—	33,014	51,391	—	84,405
2011	—	—	—	45,605	—	45,605
2012	—	—	41	32,939	—	32,980
Indefinitely	—	—	—	—	182,573	182,573

	$22,283	$6,996	$34,246	$129,935	$182,573	$376,033

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The significant components of AOLA’s deferred tax assets and liabilities at December 31, 2002 and 2001 consisted of the following (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Accounts receivable allowances	$240	$629
Depreciation and amortization	2,671	3,228
Loss on securities	1,423	1,396
Deferred revenues	108	429
Accrued expenses	4,293	2,218
Stock based compensation	264	210
Net operating loss carryforwards	269,328	215,195

	278,327	223,305
Valuation allowance	(278,327)	(223,305)

	$—	$—

      SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that a $278.3 million and $223.3 million valuation allowance at December 31, 2002 and 2001, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased by approximately $55.0 million during the year ended December 31, 2002 and approximately $140.2 million during the year ended December 31, 2001 and by approximately $52.1 million during the six months ended December 31, 2000. AOLA’s operations in Brazil, Mexico and Argentina generated deferred tax assets of approximately $31 million from foreign net operating losses relating to periods prior to the August 7, 2000 reorganization. The foreign deferred tax assets were fully provided for with a valuation allowance. A reconciliation of AOLA’s income taxes to amounts calculated at the statutory federal rate is as follows (in percentage).

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

	Year Ended		Six Months
	December 31,		Ended
			December 31,
	2002	2001	2000

Federal statutory taxes	- 34.0%	- 34.0%	-34.0%
State income taxes, net of federal tax benefit	-3.6	-3.6	-3.6
Nondeductible items	0.4	0.1	0.0
Dividends received deduction	-0.1	-0.3	0.0
Change in valuation allowance	34.0	48.3	26.1
Income nontaxable in US	0.0	-8.4	8.4
Income generated prior to the August 7, 2000 reorganization and taxable to predecessor parent	0.0	-0.3	4.9
Other	3.3	-1.9	-1.8

	0.0%	0.0%	0.0%

NOTE 10 — Commitments and Contingencies

Leases and Network Services Commitments

      AOLA has entered into various facilities and equipment operating leases, primarily under long-term operating agreements, some of which contain renewal options. In addition, AOLA has entered into third party telecommunications network capacity contracts, under which it is committed to purchase a minimum amount of network capacity or to pay a fixed minimum cost for network capacity. AOLA records expense related to these contracts up to the minimum commitments and expenses any additional costs in the period that it is incurred. As of December 31, 2002, future rental commitments and the fixed minimum costs for network capacity commitments under these contracts for future periods are summarized as follows (in thousands):

For the year ended December 31,	Leases	Network	Total

2003	$2,885	$15,027	$17,913
2004	2,715	13,496	16,211
2005	1,703	12,461	14,164
2006	418	0	418
2007	124	0	124
After 2008	10	0	10

	$7,855	$40,984	$48,839

      For the year ended December 31, 2002, rent expense under operating leases totaled approximately $22.3 million (including an impairment charge of $0.9 million for leased space abandonment). For the year ended December 31, 2001, rent expense under operating leases totaled approximately $27.3 million (including a one-time impairment charge of $1.5 million for leased space abandonment). For the six months ending December 31, 2000, rent expense under operating leases was approximately $1.2 million. For the year ending June 30, 2000, rent expense under operating leases was approximately $1.9 million.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Legal Proceedings

      From time to time, AOLA is subject to litigation arising in the ordinary course of business, none of which management believes will have a material impact on the Company’s results of operations or financial condition.

Note 11 — Employee Savings Plan

      AOLA has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all regular employees based in its Fort Lauderdale headquarters or in Virginia. AOLA contributes a maximum contribution of 4% of a participant’s earnings. The cost of providing this benefit amounted to $258,000 and $530,000 for the years ended December 31, 2002 and 2001, respectively. This AOLA savings plan was implemented during the 2001 fiscal year.

Note 12 — Subsequent Events

Conversion of Preferred Shares to Common Shares

      In support of AOLA’s effort to remain listed on the NASDAQ SmallCap Market, on January 10 and January 13, 2003, America Online and the Cisneros Group converted an aggregate of 36,169,780 shares of series B preferred stock and 31,895,292 shares of series C preferred stock, respectively into shares of class A common stock. This had the effect of increasing the number of shares of class A common stock outstanding to 135,135,137. As a result of the increased number of class A common shares outstanding, the market value of the company’s class A common stock was in excess of the $35.0 million minimum market capitalization requirement for continued listing on the NASDAQ SmallCap market. Furthermore, because the Company’s market capitalization based on the closing bid price on January 13, 2003 was in excess of $50.0 million, NASDAQ granted the company a 180-day extension to comply with the $1.00 per share minimum bid price requirement. The Company’s class A common stock now must have a closing bid price of $1.00 per share for ten consecutive days commencing no later than June 30, 2003. As a result of this conversion, the Company had outstanding 90,706,319 shares of series B preferred stock, which is the series owned by America Online and AOLTW, and 79,518,702 shares of series C preferred stock, which is the series owned by the Cisneros Group.

Marketing Agreement with McDonalds Brasil

      In January 2003, AOLA entered into an agreement to market the AOL Brasil country service in hundreds of McDonald’s restaurants in Brazil. Under the terms of the agreement, the AOL Brasil country service will be promoted through interactive on-site kiosks staffed by trained promoters. Itaú Tech and Hewlett Packard Brasil are also participants to this joint marketing effort. AOLA is expected to invest approximately $7.0 million over the two-year term of this agreement.

Consolidation of Spanish language Member Services in Argentina

      On February 17, 2003 AOLA consolidated its Spanish-language member services activities into one call center located in Argentina. As a result of this initiative, Spanish-language member services for Mexico, Puerto Rico and Argentina are handled from this centralized facility. This move was undertaken in order to take advantage of economies of scale and the low cost structure permitted by the recent devaluation of the Argentine peso. As a result of this consolidation, AOLA incurred a charge of approximately $600,000 in the first quarter of 2003, primarily associated with the severance expense related to the workforce reduction in Mexico.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note 13 — Quarterly Financial Data (Unaudited)

      The table below presents selected unaudited quarterly information for the last 2 calendar years. In management’s opinion, all adjustments necessary to fairly present the results of operations of such periods are reflected therein.

(In thousands, except per share data)

	Quarter Ended

	March 30,	June 30,	September 30,	December 31,	Total

Calendar year 2002
Revenues	$18,161	$18,546	$17,557	$17,843	$72,107
Cost and expenses	71,600	56,942	50,869	49,325	228,736

Loss from operations	(53,439)	(38,396)	(33,312)	(31,482)	(156,629)
Other income/(expense), net	526	(1,508)	(1,902)	(2,279)	(5,163)

LOSS BEFORE INCOME TAXES	(52,913)	(39,904)	(35,214)	(33,761)	(161,792)
Income taxes	—	—	24	51	75

Net loss	(52,913)	(39,904)	(35,238)	(33,812)	(161,867)
Dividends on series B and C preferred shares	4,651	4,651	4,653	4,769	18,724

Net loss applicable to common stockholders	$(57,564)	$(44,555)	$(39,891)	$(38,581)	$(180,591)

Basic and diluted loss per common share	$(0.86)	$(0.66)	$(0.59)	$(0.58)	$(2.69)

Average common shares outstanding	67,060	67,070	67,070	67,070	67,068

Calendar year 2001
Revenues	$12,757	$16,309	$18,697	$18,680	$66,443
Cost and expenses	99,591	88,562	88,540	84,818	361,511

Loss from operations	(86,834)	(72,253)	(69,843)	(66,138)	(295,068)
Other income/(expense), net	1,848	1,888	712	305	4,753

Loss before income taxes	(84,986)	(70,365)	(69,131)	(65,833)	(290,315)
Income taxes	—	—	—	—	—

Net loss	(84,986)	(70,365)	(69,131)	(65,833)	(290,315)
Dividends on series B and C preferred shares	3,674	4,101	4,579	4,651	17,005

Net loss applicable to common stockholders	$(88,660)	$(74,466)	$(73,710)	$(70,484)	$(307,320)

Basic and diluted loss per common share	$(1.41)	$(1.11)	$(1.10)	$(1.05)	$(4.66)

Average common shares outstanding	62,848	67,008	67,055	67,055	66,018

      The following table presents unaudited financial information for the six-month period ended December 31, 1999, and is shown to failitate comparison to the six month-period ended December 31, 2000.

Six Months
Ended
December 31, 1999

Revenues:
Subscriptions	2,106
Advertising and other	537

Total revenues	2,643
Costs and expenses:
Cost of revenues	5,755
Sales and marketing	19,521
General and administrative	6,108

Total costs and expenses	31,384
Loss from operations	(28,741)
Interest Expense	—
Other income, net	592

Loss before income taxes	(28,149)
Income taxes	—

Net loss	(28,149)
Less: Dividends on Series B and C preferred shares	—

Net loss applicable to common stockholders	(28,149)
Loss per common share, basic and diluted	N/A
Weighted average number of common shares outstanding	N/A

SUPPLEMENTAL RELATED PARTIES DISCLOURE:

      Transactions with affiliated parties are reflected in the consolidated statements of operations as follows:

Puerto Rico subscription revenues	N/A
Advertising and other revenues	—
Cost of revenues	—
Sales and marketing	2,443
General and administrative	2,025
Interest expense	N/A

Total related party costs and expenses	4,468