Form 10-K/A
period 2002-12-31
AMERICA ONLINE LATIN AMERICA INC
filed 2003-04-09
CIK 1100395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

      The purpose of this Form 10-K/A Amendment No. 1 is to amend and restate the previously filed Form 10-K of America Online Latin America, Inc. for the year ended December 31, 2002 to correct certain scrivener’s errors appearing in Items 7 and 8 and in Exhibit 10.22. In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the Company has filed new certifications as exhibits 99.4, 99.5 and 99.6

PART I

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

(Dollars in thousands)

	Twelve Months Ended

	December 31,	December 31,	%	December 31,	%
	2002	2001	Change	2000	Change

				(unaudited)
Condensed Cash Flow Statement:
Cash and cash equivalents, beginning of period	$46,676	$63,509	(26.5)%	$20,213	130.9%

Cash flow (used) provided by:
Operating activities	(127,721)	$(227,892)	(43.7)	$(232,603)	(44.9)
Investing activities	(2,026)	63,165	(103.2)	(81,872)	(97.5)
Financing activities	159,490	148,853	7.5	358,990	(55.4)
Effect of exchange rate changes on cash and cash equivalents	(918)	(959)	(4.3)	(1,219)	(24.7)

Net increase (decrease) in cash and cash equivalents	28,825	(16,833)	(271.2)	43,296	(33.4)

Cash and cash equivalents, end of period	$75,501	$46,676	61.8%	$63,509	18.9

Capital spending by segment:
— Brazil	$1,059	$1,955	(45.8)%	$3,486	(43.9)%
— Mexico	249	217	14.7	1,975	(89.0)
— Argentina	7	193	(96.4)	2,385	(91.9)
— Puerto Rico	133	61	118.0	5	NM
— Corporate and other	578	3,572	(83.8)	3,042	17.4

	$2,026	$5,998	(66.2)%	$10,893	(44.9)%

      In the year ended December 31, 2002, our operations required $127.7 million to fund our operating losses and working capital. For this period, capital expenditures were $2.0 million. This was financed through the use of initial cash and cash equivalent balances on hand and through the issuance of $160.0 million in senior convertible notes to AOLTW. Available cash and cash equivalents at December 31, 2002 was $75.5 million. We expect this cash to be sufficient to fund operations into the first quarter of 2004.

      For the twelve months ended December 31, 2001, we required $227.9 million to fund our operating losses and working capital. For this period, capital expenditures were $6.0 million. This was financed through the sale of $150 million in stock to America Online, the Cisneros Group and Banco Itaú, a reduction in our cash balances and short-term investments of $17 million and an increase in our accounts payable totaled $12 million. In the twelve-month period ended December 31, 2000, our operations required $232.6 million of cash to fund operating losses, working capital and capital expenditures. For this period, capital expenditures were $12.5 million. This was financed primarily through reductions in our cash balances, and a slight decrease in our working capital.

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

      The following table highlights components of financial condition as of December 31, 2002 and 2001:

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

      We recorded net reductions to the allowance of approximately $500,000 during the year ended December 31, 2002. Write-offs against the allowance totaled approximately $800,000 during the year ended December 31, 2002. During the year ended December 31, 2001, we recorded provisions to the allowance of approximately $2.2 million and write-offs against the allowance of approximately $800,000.

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

EXHIBIT LIST

Exhibit
Number	Description of Exhibit

3.1@	Fourth Restated Certificate of Incorporation of America Online Latin America, Inc. (included as Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (No. 000-31181) and incorporated herein by reference).
3.1(a)@	Certificate of Amendment of Fourth Restated Certificate of Incorporation of America Online Latin America, Inc., filed with the Secretary of State of the State of Delaware on December 23, 2002 (filed as Exhibit 19 to Amendment No. 8 to Schedule 13D of AOL Time Warner Inc. and America Online, Inc., with respect to shares of America Online Latin America, Inc., filed with the Securities and Exchange Commission on January 24, 2003 (No. 005-59485) and incorporated herein by reference).
3.2@	Amended and Restated By-laws of America Online Latin America, Inc. (included as Exhibit 3.2 to the company’s Form 10-Q for the quarter ended June 30, 2002 (No. 000-31181) and incorporated herein by reference).
4.1@	Form of class A common stock certificate (included as Exhibit 4.1 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.1@	America Online Latin America, Inc. 2000 Stock Plan (included as Exhibit 10.1 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.2@+	Strategic Interactive Services and Marketing Agreement, dated as of June 12, 2000, by and among America Online Latin America, Inc., AOL Brasil Ltda. and Banco Itaú S.A. (included as Exhibit 10.13 to Amendment No. 12 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.3@	Letter Agreement, dated August 7, 2002, amending the Strategic Interactive Services and Marketing Agreement among America Online Latin America, Inc., AOL Brasil, Ltda. and Banco Itaú, S.A. (included as Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).
10.4@	Letter Agreement, dated September 6, 2002, amending the Strategic Interactive Services and Marketing Agreement among America Online Latin America, Inc., AOL Brasil, Ltda. and Banco Itaú, S.A. (included as Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).
10.5@	Letter Agreement, dated November 8, 2002, amending the Strategic Interactive Services and Marketing Agreement among America Online Latin America, Inc., AOL Brasil, Ltda. and Banco Itaú, S.A. (included as Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).
10.6@+	Stock Subscription Agreement, dated as of June 12, 2000, by and among America Online Latin America, Inc., Banco Itaú S.A. and Banco Banerj S.A. (included as Exhibit 10.14 to Amendment No. 6 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.7@	Contribution Agreement, dated as of July 3, 2000, by and among America Online Latin America, Inc., AOL Latin America, S.L., America Online, Inc. and Riverview Media Corp. (included as Exhibit 10.19 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.8@	Contribution Agreement by and among America Online Latin America, Inc., AOL Latin America, S.L., America Online, Inc. and Riverview Media Corp., dated as of August 7, 2000 (included as Exhibit 10.3 to Amendment No. 11 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.9@+	AOL License Agreement, dated as of August 7, 2000, by and between America Online, Inc. and America Online Latin America, Inc. (included as Exhibit 10.5 to Amendment No. 11 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.10@+	AOL Online Services Agreement, dated as of August 7, 2000, by and between America Online, Inc. and America Online Latin America, Inc. (included as Exhibit 10.6 to Amendment No. 11 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.11@	Amended and Restated Warrant issued by America Online Latin America, Inc. to America Online, Inc., dated as of August 7, 2000 (included as Exhibit 10.7 to Amendment No. 2 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.12@	Form of Escrow Agreement, dated as of August 7, 2000, by and among The Bank of New York, America Online Latin America, Inc., AOL Brasil Ltda. and Banco Itaú S.A. (included as Exhibit 10.16 to Amendment No. 6 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.13@+	Second Amended and Restated Stockholders’ Agreement, dated as of March 8, 2002, by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC, Atlantis Investments LLC and for purposes of certain sections thereof AOL Time Warner Inc. (included as Exhibit 10.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.14@	Second Amended Registration Rights Agreement, dated as of March 8, 2002, by and among America Online Latin America, Inc., America Online, Inc., AOL Time Warner Inc., Aspen Investments LLC and Atlantis Investments LLC (included as Exhibit 10.4 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.15@	Amended and Restated Registration Rights and Stockholder’s Agreement, dated as of March 30, 2001, by and among America Online Latin America, Inc., Banco Itaú, S.A., Banco Banerj, S.A., Banco Itaú, S.A.-Cayman Branch, Itaú Bank Limited and for purposes of certain sections thereof, America Online, Inc., Atlantis Investments LLC and Aspen Investments LLC (filed as Exhibit 2 to Amendment No. 3 to Schedule 13D of AOL Time Warner Inc. and America Online, Inc., with respect to shares of America Online Latin America, Inc., filed with the Securities and Exchange Commission on April 13, 2001 (No. 005-59485) and incorporated herein by reference).
10.16@	Amendment, dated as of May 20, 2002, to the Voting Agreement, dated as of March 8, 2002, by and among AOL Time Warner Inc., America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC (included as Exhibit 15 to Amendment No. 6 to Schedule 13D of AOL Time Warner Inc. and America Online, Inc., with respect to securities of America Online Latin America, Inc., filed with the Securities and Exchange Commission on August 29, 2002 (No. 005-59485) and incorporated herein by reference).
10.17@	Amendment, dated as of May 20, 2002, to the Voting Agreement, dated as of March 8, 2002, by and among AOL Time Warner Inc., America Online, Inc., Banco Itau, S.A., Banco Banerj, S.A., Banco Itau, S.A.-Cayman Branch, and Itau Bank Limited (included as Exhibit 16 to Amendment No. 6 to Schedule 13D of AOL Time Warner Inc. and America Online, Inc. with respect to securities of America Online Latin America, Inc., filed with the Securities and Exchange Commission on August 29, 2002 (No. 005-59485) and incorporated herein by reference).
10.18@	Exclusivity and Key Partner Contracts Agreement, dated July 31, 2002, by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC (included as Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.19@	Amendment of Memorandum of Agreement, dated September 24, 2002, between America Online Latin America, Inc. and Turner Broadcasting System Latin America, Inc. (included as Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).
10.20@	Preferred Stock Conversion Agreement, dated October 7, 2002, by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC (included as Exhibit 99.2 to the company’s Current Report on Form 8-K filed on October 7, 2002 (No. 000-31181) and incorporated herein by reference).
10.21@	Agreement for Consulting Services, dated October 12, 2002, between America Online Latin America, Inc. and Javier Aguirre (included as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).
10.22*+	Agreement for Telecommunications Services and Other Agreements, dated March 7, 2002, between AOL Brasil Ltda. and Telefonica Empresas S.A.
10.23@+	Memorandum of Agreement, dated as of December 14, 2002, by and among America Online Latin America, Inc., AOL Brasil Ltda. and Banco Itaú S.A. (included as Exhibit 10.1 to the company’s Current Report on Form 8-K filed as of December 18, 2002 (No. 000-31181) and incorporated herein by reference).
10.24*+	Business Cooperation Agreement, dated January 9, 2003, between McDonald’s Comercio de Alimentos Ltda. and AOL Brasil Ltda.
10.25@#	Letter of Employment for Gustavo Benejam, dated February 25, 2000 (included as Exhibit 10.21 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.26@#	Letter of Employment for Javier Aguirre, dated February 22, 2000 (included as Exhibit 10.20 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.27@#	Letter of Employment for Eduardo Hauser, dated February 22, 2000 (included as Exhibit 10.23 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.28@#	Letter of Employment for Charles M. Herington, dated July 31, 2000 (included as Exhibit 10.8 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.29@#	Amendment to Letter of Employment for Charles M. Herington, dated December 15, 2000 (included as Exhibit 10.9 to the company’s Transition Report on Form 10-K for the transition period from July 1, 2000 to December 31, 2000 (No. 000-31181) and incorporated herein by reference).
10.30@#	Separation Agreement and Release of Claims, dated May 31, 2002, between America Online Latin America, Inc. and Eric Hoyt (included as Exhibit 10.5 to the company’s Form 10-Q for the quarter ended June 30, 2002 (No. 000-31181)and incorporated herein by reference).
10.31@#	Letter of Employment, dated June 17, 2002, between America Online Latin America, Inc. and Gustavo Rubio (included as Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).
10.32@#	Letter of Employment, dated July 26, 2002, between America Online Latin America, Inc. and Osvaldo Baños (included as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).
10.33@#	Separation Agreement and Release of Claims, dated July 26, 2002, between America Online Latin America, Inc. and Javier Aguirre (included as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).
10.34@#	Separation Agreement and Release of Claims, dated August 31, 2002, between America Online Latin America, Inc. and Gustavo Benejam (included as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.35@	Stock Purchase Agreement, dated as of March 30, 2001, by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC, Atlantis Investments LLC and Banco Itaú., S.A. -Cayman Branch (filed as Exhibit 8 to Amendment No. 3 to Schedule 13D of AOL Time Warner Inc., and America Online, Inc., with respect to shares in America Online Latin America, Inc., filed with the Securities and Exchange Commission on April 13, 2001 (No. 005-59485) and incorporated herein by reference).
10.36@	Agreement, dated as of March 30, 2001, by and among America Online Latin America, Inc., Banco Itaú, S.A., Banco Banerj, S.A., Banco Itaú, S.A. — Cayman Branch and Itaú Bank Limited (filed as exhibit 10 to Amendment No. 3 to Schedule 13D of Banco Itaú, S.A., Itaúsa-Investimentos Itaú, S.A., Companhia ESA and the shareholders of Companhia ESA, filed with the Securities and Exchange Commission on April 12, 2001 (No. 005-59485) and incorporated herein by reference).
10.37@	Agreement, dated as of March 30, 2001, by and among America Online Latin America, Inc., Compuserve Interactive Services, Inc. and America Online, Inc. (included as Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (No. 003-31181) and incorporated herein by reference).
10.38@	Amendment No. 1 to the Note Purchase Agreement, dated as of May 20, 2002, between AOL Time Warner Inc. and America Online Latin America, Inc. (included as Exhibit 14 to Amendment No. 6 to Schedule 13D of AOL Time Warner Inc. and America Online, Inc., with respect to securities of America Online Latin America, Inc., filed with the Securities and Exchange Commission on August 29, 2002 (No. 005-59485) and incorporated herein by reference).
10.39@+	Agreement by and between Embratel and AOL Brasil Ltda., dated as of October 18, 1999 (included as Exhibit 10.10 to Amendment No. 11 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.40@+	Form of Amendment to Agreement by and between Embratel and AOL Brasil Ltda., dated as of October 18, 1999 (included as Exhibit 10.12 to Amendment No. 11 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.41@+	Amendment No. 2 to Agreement by and between Embratel and AOL Brasil Ltda., dated as of September 29, 2000 (included as Exhibit 10.27 of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.42@+	Amendment No. 3 to Agreement by and between Embratel and AOL Brasil Ltda., dated as of December 27, 2000 (included as Exhibit 10.28 of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.43@+	Amendment No. 4 to Agreement by and between Embratel and AOL Brasil Ltda., dated as of April 25, 2001 (included as Exhibit 10.29 of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.44@+	Amendment No. 5 to Agreement by and between Embratel and AOL Brasil Ltda., dated as of July 4, 2001 (included as Exhibit 10.30 of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.45@+	Amendment No. 6 to the Agreement by and between Embratel and AOL Brasil Ltda., dated as of July 31, 2001 (included as Exhibit 10.31 of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.46@+	Amendment No. 7 to Agreement by and between Embratel and AOL Brasil Ltda. (included as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-31181) and incorporated herein by reference).
10.47@+	Amendment No. 8 to the Agreement by and between Embratel and AOL Brasil Ltda., dated as of November 1, 2001 (included as Exhibit 10.32 of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.48@+	Amendment No. 9 to Agreement by and between Embratel and AOL Brasil Ltda. (included as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-31181) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.49@+	Amendment No. 10 to Agreement by and between Embratel and AOL Brasil Ltda. (included as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-31181) and incorporated herein by reference).
10.50@+	Amendment No. 11 to Agreement by and between Embratel and AOL Brasil Ltda. (included as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-31181) and incorporated herein by reference).
10.51*+	Amendment No. 12 to Agreement by and between Embratel and AOL Brasil Ltda., dated November 1, 2002.
10.52@+	Agreement by and between Avantel, S.A. and AOL Mexico, S. de R.L. de C.V., dated as of January 20, 2000 (included as Exhibit 10.17 to Amendment No. 12 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).
10.53@+	Addendum and Letter Agreement by and between AOL Mexico, S. de R.L. de C.V. and Avantel, S.A., dated as of October 31, 2001 (included as Exhibit 10.33 of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.54*+	Agreement, dated December 13, 2002, by and between Avantel, S.A. and AOL Mexico, S. de R.L. de C.V.
10.55*+	Letter Agreement, dated December 13, 2002, between Avantel, S.A. and AOL Mexico, S. de R.L. de C.V.
10.56@	Note Purchase Agreement, dated as of March 8, 2002, by and between America Online Latin America, Inc. and AOL Time Warner Inc. (included as Exhibit 99.2 to the company’s Current Report on Form 8-K filed on March 11, 2002 (No. 000-31181) and incorporated herein by reference).
10.57@	Form of Initial Note (included as Exhibit 10.35 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).
10.58*	Agreement for Consulting Services, dated February 22, 2003, by and between America Online Latin America, Inc. and America Online, Inc.
21.1*	Subsidiaries of America Online Latin America, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Certified Public Accountants.
99.1*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.4*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.5*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.6*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

@	Incorporated by reference as indicated.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.

*	Filed herewith.

#	Management contract, or compensatory plan or arrangement

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

AMERICA ONLINE LATIN AMERICA, INC.

By:	/s/ MILTON P. BRICE

Milton P. Brice
Treasurer and Controller

Date: April 9, 2003

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
Commitments and contingencies
Stockholders’ equity (capital deficiency)
Preferred stock, $.01 par value; 1,000,000,000 shares authorized:
Series B and C cumulative redeemable convertible, 350,000,000 shares of series B and 300,000,000 shares of series C authorized:
Series B — $367,162 liquidation value; issued and outstanding shares — 126,876,099 (December 31, 2001 — 116,010,456)	1,269	1,160
Series C — $324,092 liquidation value, issued and outstanding shares — 111,413,994 (December 31, 2001 — 111,413,994)	1,114	1,114
Reserved for future issuance — 350,000,000 shares; none issued and outstanding	—	—

	2,383	2,274
Common stock, $.01 par value; 2,250,000,000 shares authorized:
Class A — 1,400,000,000 shares authorized, issued and outstanding shares — 67,070,065 (December 31, 2001 — 67,054,714)	671	671
Class B and C — 450,000,000 shares of class B and 400,000,000 shares of class C authorized; none issued and outstanding	—	—

	671	671
Additional paid-in capital	804,801	800,714
Unearned services	(147,045)	(189,191)
Accumulated other comprehensive loss	(6,018)	(3,334)
Accumulated deficit	(751,878)	(590,011)

Total stockholders’ equity (capital deficiency)	(97,086)	21,123

Total liabilities and stockholders’ equity (capital deficiency)	$100,274	$84,384

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended		Six Months
	December 31,		Ended	Year
			December 31,	Ended
	2002	2001	2000	June 30, 2000

Revenues:
Subscriptions	$62,998	$49,918	$8,050	$5,848
Advertising and other	9,109	16,525	4,423	3,352

Total revenues	72,107	66,443	12,473	9,200
Costs and expenses:
Cost of revenues	98,695	128,896	42,390	22,891
Sales and marketing	97,170	191,024	150,951	70,547
General and administrative	32,871	41,591	19,247	15,686

Total costs and expenses	228,736	361,511	212,588	109,124

Loss from operations	(156,629)	(295,068)	(200,115)	(99,924)
Interest expense	(5,302)	(22)	—	—
Interest and other income, net	139	4,775	204	2,011

Loss before income taxes	(161,792)	(290,315)	(199,911)	(97,913)
Income taxes	75	—	—	—

Net loss	(161,867)	(290,315)	(199,911)	(97,913)
Less Dividends on Series B and C preferred shares	18,724	17,005	5,711	—

Net loss applicable to common stockholders	$(180,591)	$(307,320)	$(205,622)	$(97,913)

Loss per common share, basic and diluted	$(2.69)	$(4.66)	$(4.24)	N/A

Weighted average number of common shares outstanding	67,067,603	66,017,796	48,496,436	—

Supplemental related parties disclosure:
Transactions with affiliated parties are reflected in the consolidated statements of operations as follows:
Subscription revenues	$10,855	$474	$174	—
Advertising and other revenues	3,211	2,631	623	623
Cost of revenues	21,629	23,984	8,860	4,807
Sales and marketing	41,277	42,795	21,267	—
General and administrative	1,808	2,297	1,451	2,283
Interest expense	5,161	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional
					paid-in
	Shares	Amount	Shares	Amount	capital

BALANCES AT JUNE 30, 1999	203,716,668	$2,038	—	$—	$94,061
Net loss	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—
Net unrealized loss from securities, net of reclassification adjustments	—	—	—	—	—
Total comprehensive loss
Payment of subscription receivable from affiliate	—	—	—	—	—
Capital contribution	—	—	—	—	30,000
Payment from affiliate for CompuServe subscribers	—	—	—	—	879

BALANCES AT JUNE 30, 2000	203,716,668	2,038	—	—	124,940
Net loss	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—
Net unrealized loss from securities, net of reclassification adjustments	—	—	—	—	—
Total comprehensive loss
Stock issued in IPO and overallotment, net of offering costs of $13,461	—	—	27,062,500	271	202,769
Stock and stock options issued for services*	—	—	31,731,250	317	253,782
Non-cash marketing expense amortization***	—	—	—	—	—
Preferred stock conversion	(4,054,374)	(41)	4,054,374	41	—
Capital contribution	—	—	—	—	70,000

BALANCES AT DECEMBER 31, 2000	199,662,294	1,997	62,848,124	629	651,491
Net loss	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—
Net unrealized loss from securities, net of reclassification adjustments	—	—	—	—	—
Total comprehensive loss
Stock issued in private placement, net of offering costs of $1,148	27,762,156	277	4,237,840	42	148,534
Return of stock in escrow	—	—	(31,250)	—	(216)
Non-cash marketing expense amortization***	—	—	—	—	—
Non-cash compensation expense**	—	—	—	—	905

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
		Subscription	other
	Unearned	receivable	comprehensive	Accumulated
	services	from affiliate	income (loss)	deficit	Total

BALANCES AT JUNE 30, 1999	$0	$(77,979)	$(82)	$(1,872)	$16,166
Net loss	—	—	—	(97,913)	(97,913)
Foreign currency translation adjustment	—	—	(923)	—	(923)
Net unrealized loss from securities, net of reclassification adjustments	—	—	(2,869)	—	(2,869)

Total comprehensive loss					(101,705)
Payment of subscription receivable from affiliate	—	77,979	—	—	77,979
Capital contribution	—	—	—	—	30,000
Payment from affiliate for CompuServe subscribers	—	—	—	—	879

BALANCES AT JUNE 30, 2000	—	—	(3,874)	(99,785)	23,319
Net loss	—	—	—	(199,911)	(199,911)
Foreign currency translation adjustment	—	—	890	—	890
Net unrealized loss from securities, net of reclassification adjustments	—	—	3,055	—	3,055

Total comprehensive loss					(195,966)
Stock issued in IPO and overallotment, net of offering costs of $13,461	—	—	—	—	203,040
Stock and stock options issued for services*	(251,765)	—	—	—	2,334
Non-cash marketing expense amortization***	21,094	—	—	—	21,094
Preferred stock conversion	—	—	—	—	—
Capital contribution	—	—	—	—	70,000

BALANCES AT DECEMBER 31, 2000	(230,671)	—	71	(299,696)	123,821
Net loss	—	—	—	(290,315)	(290,315)
Foreign currency translation adjustment	—	—	(3,547)	—	(3,547)
Net unrealized loss from securities, net of reclassification adjustments	—	—	142	—	142

Total comprehensive loss					(293,720)
Stock issued in private placement, net of offering costs of $1,148	—	—	—	—	148,853
Return of stock in escrow	216	—	—	—	—
Non-cash marketing expense amortization***	41,845	—	—	—	41,845
Non-cash compensation expense**	(581)	—	—	—	324

	Preferred Stock		Common Stock		Additional
					paid-in
	Shares	Amount	Shares	Amount	capital

BALANCES AT DECEMBER 31, 2001	227,424,450	2,274	67,054,714	671	800,714
Net loss	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—
Total comprehensive loss
Stock options exercised	—	—	15,351	—	39
Interest paid with issuance of Series B preferred shares	10,865,643	109	—	—	4,048
Non-cash marketing expense amortization***	—	—	—	—	—
Non-cash compensation expense**	—	—	—	—	—

BALANCES AT DECEMBER 31, 2002	238,290,093	$2,383	67,070,065	$671	$804,801

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
		Subscription	other
	Unearned	receivable	comprehensive	Accumulated
	services	from affiliate	income (loss)	deficit	Total

BALANCES AT DECEMBER 31, 2001	(189,191)	—	(3,334)	(590,011)	21,123
Net loss	—	—	—	(161,867)	(161,867)
Foreign currency translation adjustment	—	—	(2,684)	—	(2,684)

Total comprehensive loss					(164,551)
Stock options exercised	—	—	—	—	39
Interest paid with issuance of Series B preferred shares	—	—	—	—	4,157
Non-cash marketing expense amortization***	41,845	—	—	—	41,845
Non-cash compensation expense**	301	—	—	—	301

BALANCES AT DECEMBER 31, 2002	$(147,045)	$—	$(6,018)	$(751,878)	$(97,086)

*	Unearned services includes $253.6 million associated with stock issued to Banco Itaú, net of related costs accrued as of June 30, 2000. See accompanying Note 4 included herein.

**	Non-cash compensation expense includes compensation cost related to an employee stock option grant.

***	Represents the amortization associated with the stock

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,		Six Months	Year
			Ended	Ended
	2002	2001	December 31, 2000	June 30, 2000

(In thousands)
Operating activities
Net loss	$(161,867)	$(290,315)	$(199,911)	$(97,913)
Adjustments to reconcile net loss to net cash used in operating activities:
(Benefit) provision for uncollectible accounts	(451)	2,210	284	435
Depreciation and amortization	5,028	4,920	1,545	850
Loss (gain) from investment securities	810	(385)	3,705	—
Non-cash marketing expense (Note 5)	41,845	41,845	21,094	—
Non-cash stock based compensation expense	301	324	252	—
Non-cash asset impairment charges and lease reserves	948	1,473	—	—
Issuance of preferred stock in lieu of interest due to affiliate	4,157	—	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(52)	(9,741)	(2,805)	(265)
Other operating assets	347	7,322	(23,279)	(5,727)
Operating liabilities	(14,960)	6,658	20,737	18,003
Deferred revenues	153	(376)	854	372
Payables to affiliates	(3,980)	8,173	5,000	5,809

Net cash used in operating activities	(127,721)	(227,892)	(172,524)	(78,436)

Investing activities
Capital spending	(2,026)	(5,998)	(4,454)	(9,129)
Purchase of short-term investments			(128,519)
Proceeds from sale of short-term investments	—	69,357	59,162	—
Product development costs	—	(194)	(225)	(2,167)

Net cash (used in) provided by investing activities	(2,026)	63,165	(74,036)	(11,296)

Financing activities
Proceeds from issuance of senior convertible notes, net of issuance costs	159,451	—	—	—
Payments of subscription receivable from affiliate	—	—	—	77,979
Dividend for CompuServe subscribers	—	—	—	879
Proceeds from IPO, net of offering costs	—	—	206,124	(3,038)
Net proceeds from affiliate capital contributions	—	148,853	70,000	30,000
Proceeds from stock options exercised	39	—	—	—

Net cash provided by financing activities	159,490	148,853	276,124	105,820

Effect of exchange rate changes on cash and cash equivalents	(918)	(959)	624	(483)

Net increase (decrease) in cash and cash equivalents	28,825	(16,833)	30,188	15,605
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,676	63,509	33,321	17,716

CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,501	$46,676	$63,509	$33,321

Supplemental cash flow disclosure
Income taxes paid	$53	$—	$—	$—

Interest paid	$1,008	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note 1 — Organization and Basis of Presentation:

      America Online Latin America, Inc. (“AOLA” or the “Company”) began operations in December 1998. Also in December 1998, AOLA acquired America Online Inc.’s (“America Online”) Latin American CompuServe Classic subscribers. AOLA launched its first online service in Brazil in November 1999. The Mexico and Argentina country services were launched in July 2000 and August 2000, respectively. Under an agreement with America Online, AOLA also provides certain Spanish language content to America Online’s subscribers in Puerto Rico and markets the AOL-branded service in Puerto Rico. On August 11, 2000, AOLA completed its initial public offering (“IPO”) of 25,000,000 shares of its class A common stock, raising approximately $187.4 million in net proceeds. In September 2000, the underwriters of the IPO exercised a portion of their over-allotment option and purchased an additional 2,062,500 shares of class A common stock, raising approximately $15.6 million in additional net proceeds.

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

      On March 8, 2002, the Company entered into a note purchase agreement with AOL Time Warner Inc. (“AOLTW”), the parent company of America Online. Under the note purchase agreement, AOLTW made available to the Company, subject to standard borrowing conditions, $160.0 million in exchange for senior convertible notes of AOLA due in March 2007. The Company drew down the remaining balance available to it under the note purchase agreement on December 30, 2002. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of the Company’s class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at any time at the option of the holder, and will be redeemable by AOLA at any time after September 2003, subject to the holder’s right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if the Company raises additional debt or equity funds. Interest is payable either in cash or preferred stock, at the Company’s option. If interest is paid in shares, the price per share is to be determined based on the average closing price of the class A common stock for the twenty trading dates prior to the date of payment.

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

      We anticipate that the cash on hand at December 31, 2002 will be sufficient to fund operations into the first quarter of 2004, based upon the Company’s current operating budget. The Company is currently analyzing various modifications to the Company’s operations to address its cash needs beyond 2003. There is no commitment or obligation from America Online, AOLTW or the Cisneros Group to fund any of our future requirements. There can be no guarantee that the Company will be successful nor has the Company identified additional financing sources at this time. An additional restriction on the Company’s ability to obtain additional funding is that the holders of the senior convertible notes can require that the proceeds of any such financing to be used to repay the senior convertible notes.

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

      AOLA measures revenue for payments made in the form of equity at the fair value of the securities at the earlier of the initiation of the agreement, if fully vested and non-forfeitable, or the date performance is complete. The fair value of these securities is determined by using either market price or other standard

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

valuation models. If AOLA’s receipt of the securities is contingent upon the achievement of performance criteria, AOLA will measure revenue at that time based upon the achievement of those criteria. AOLA recognizes these revenues ratably, over the term of the contract, or when performance is completed. During the year ended June 30, 2000, AOLA received $4.5 million of equity securities for future services. AOLA did not receive any equity securities for future services during the years ended December 31, 2002 and 2001, or during the six-month period ended December 31, 2000.

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

      Quarterly, AOLA performs a review of the common stock portion of its holdings in Hollywood Media Corp. to determine if this value is impaired on an other-than-temporary basis. As a result of that review, AOLA recorded an impairment charge of approximately $761,000 and $2.2 million to other income, net during the year ended December 2002 and the six-month period ended December 31, 2000, respectively. Under the criteria established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which AOLA adopted on July 1, 2000, the warrants acquired in this transaction are classified as derivatives. The decline in value of the warrants since their initial valuation by AOLA totaled $1.7 million at December 31, 2002 and $1.3 million at December 31, 2001.

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

      AOLA recorded provisions (benefit) to the allowance of approximately ($0.5) million for the year ended December 31, 2002, $2.2 million for the year ended December 31, 2001, $0.3 million for the six months ended December 31, 2000 and $0.4 million for the year ended June 30, 2000. Write-offs against the allowance totaled approximately $0.8 million for each of the years ended December 31, 2002 and 2001, $0.1 million for the six months ended December 31, 2000 and $0.3 million for the year ended June 30, 2000.

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

      Long-lived assets and identifiable intangibles related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the abandonment of leased facilities at its Fort Lauderdale offices, AOLA incurred charge approximately $0.6 million during the year ended December 31, 2001, for the impairment of leasehold improvements and furniture. There were no impairment losses during year ended December 31, 2002, the six-months ended December 31, 2000, on the year ended June 30, 2000.

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

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

      Management believes that it is not practicable to estimate the fair value of the senior convertible notes issued to AOLTW as there is no market for the notes and the entire outstanding principal amount is held by one entity.

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

     Stock-Based Compensation

      AOLA follows SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which established a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method of accounting for their employee stock compensation plans. This pronouncement also allows an entity to continue to measure compensation cost for those plans based on APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and disclose the pro forma net income and net income per share as if the fair value method had been applied in measuring cost. Compensation cost is determined based on the intrinsic value of the stock options as required by the provisions of APB 25 and is recognized when probable, based on the best estimate of the outcome of the performance condition. AOLA has elected to apply APB 25 in accounting for its 2000 Stock Plan. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant.

      No options were granted below fair market value during the year ended December 31, 2002. In each of the years ended December 31, 2002 and 2001, compensation expense related to stock options granted at an exercise price less than fair market value amounted to approximately $300,000. The following table presents AOLA’s net loss and loss per common share assuming AOLA had used the fair value method to recognize compensation expense with respect to its options:

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

Note 3 — Related Parties Transactions

The AOL Services Agreement

      The Company entered into a services agreement with America Online on August 7, 2000, under which America Online provides various services to the Company, including:

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

      In addition, during the year ended December 31, 2002, AOLA also made a prepayment for future advertisement to Turner Broadcasting in the amount of $1.0 million. Advertisement services are to be delivered at AOLA’s discretion, over the next two years. As of December 31, 2002, the balance of this prepaid amount is approximately $0.8 million, which is included in prepaid expenses in the accompanying consolidated balance sheet.

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

      In addition, AOLA has entered into various agreements with companies associated to the Cisneros Group, including the agreement with Claxson Interactive Group Inc., under which AOLA advertised on one of Claxson’s cable TV properties during 2001. the agreement with Pueblo Supermarkets in Puerto Rico, under which AOLA pays rent for kiosks in the supermarkets for purposes of soliciting new members, along with a bounty for new members who register through these promotional efforts. Lastly, in connection with the Rock in Rio music festival in 2001, AOLA entered into an agreement with DIRECTV Latin America, LLC to produce a video of this event, as well as granted them a license to broadcast this video in Latin America.

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

      Under the aforementioned agreement, America Online purchased approximately a total of $66.3 million of the AOLA’s series B redeemable convertible preferred stock on April 2, 2001, June 1, 2001 and July 31, 2001. The Cisneros Group purchased a total of approximately $63.8 million of AOLA’s series C redeemable convertible preferred stock on April 2, 2001, June 1, 2001 and July 31, 2001. Banco Itaú purchased approximately $19.9 million of AOLA’s class A common stock on April 2, 2001. The purchase price per share for the series B preferred stock, series C preferred stock and class A common stock was $4.6875 per share.

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

     Common Stock

      AOLA is authorized to issue a total of 2,250,000,000 shares of common stock, par value $.01 per share. This amount is comprised of authority to issue 1,400,000,000 shares of class A common stock, 450,000,000 shares of class B common stock and 400,000,000 shares of class C common stock. As of December 31, 2002, a total of 67,070,065 shares of class A common stock were outstanding. The increase in common shares outstanding during versus 2001 was due to the exercise of employee stock option grants. No shares of class B common stock are outstanding and no shares of class C common stock are outstanding. The class B and class C common stock is convertible into shares of class A common stock at any time on a one-for-one basis.

      As described on the preferred stock section of this note, during fiscal year 2001 a total of 4,237,840 shares of class A common stock were issued to Banco Itau under the March 30, 2001 stock purchase agreement, increasing the number of class A common shares issued and outstanding to 67,054,714 shares at December 31, 2001.

      The holders of class A common stock are each entitled to one vote per share. America Online, AOLTW and the Cisneros Group are entitled to ten votes for each share of series B and series C preferred stock and, if issued, class B and class C common stock, that they hold. From inception through December 31, 2002, the Cisneros Group has contributed approximately $213.9 million to AOL’s equity capital and America Online has contributed $116.3 million to AOL’s equity capital. AOLTW has subscribed to and purchased $ 160.0 million of senior convertible notes, which are convertible into shares of the Company’s series B preferred stock. As of December 31, 2002, none of the AOLTW notes had been converted.

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

      On December 14, 2002, AOLA entered into an agreement that re-structured the strategic marketing alliance with Banco Itaú. Under the terms of the agreement, AOLA oversees, in large part, the marketing activities for the co-branded service. Under the terms of the prior agreement, AOLA did not have control of the actual execution of the marketing services provided by Banco Itaú. Banco Itaú is obligated to establish kiosks and point-of-sale displays inside many of its bank branches for the promotion of the co-branded service, which are staffed by promoters trained by AOL Brazil. Potential subscribers will be able to sample the co-branded service and will be offered the opportunity to register in the branch. Furthermore, Banco Itaú is required to distribute, at AOLA’s direction, CD-ROMs containing the software for the co-branded service, in connection with the in-branch promotions and through direct mail. In addition, Banco Itaú is required to produce and broadcast a certain number of television commercials promoting the co-branded service and is required to provide exclusive or preferred online banking benefits to subscribers to the co-branded service. Banco Itaú will be responsible for the cost of these marketing efforts. The modified marketing arrangements will remain in effect through January 2006, although the ten-year term of the original agreement will not change.

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

      Banco Itaú may no longer choose to provide subsidized hours to customers who become subscribers to the co-branded service after December 14, 2002, although Banco Itaú at its option may continue to subsidize hours for certain customers who were subscribers to the co-branded service prior to December 14, 2002. In addition, during a transition period to be defined, Banco Itaú will continue to be required to pay AOLA a nominal amount for subscribers who have not used the service during the previous month and who are no longer in their free trial period.

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

      As there are potential specific payments related to performance targets in the first five years of the agreement, AOLA is expensing $164.8 million of the cost of the agreement on a straight-line basis over that period, based on the original valuation of the penalties. AOLA is expensing the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement. The amortization of the unearned service related to the Banco Itaú strategic alliance amounted to $41.8 million for the years ended December 31, 2002 and 2001 and $21.1 million for the year ended December 31, 2000. This expense is included in the accompanying consolidated statements of operations as part of sales and marketing expenses. The amortization period was not changed as a result of the revisions made to the marketing agreement with Banco Itaú.

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

	Year Ended				Six Months Ended
					December 31, 2000

	December 31, 2002		December 31, 2001			Weighted
					Number of	Average
	Number of	Weighted Average	Number of	Weighted Average	Stock	Exercise
	Stock Options	Exercise Price	Stock Options	Exercise Price	Options	Price

Balance at the beginning of period	15,850,584	$6.14	10,458,965	$7.70	—	—
Options granted
At market price	3,348,242	$1.87	6,975,030	$3.87	10,955,155	$7.73
Below market price	—	—	250,000	$2.72	31,250	$0.01

	3,348,242	$1.87	7,225,030	$3.85	10,986,405	$7.73
Options exercised	(15,351)	$2.72	—	—	—	—
Options forfeited	(4,109,678)	$6.09	1,833,411	$5.94	(527,440)	$8.01

Balance at the end of period	15,073,797	$5.21	15,850,584	$6.14	10,458,965	$7.70

Weighted average
fair value of options
granted at:
Market price	$0.88		$1.88		$3.27

Below market price	$—		$4.79		$7.99

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

      Potential anti-dilutive securities for the years ended December 31, 2002 and the year ended December 31, 2001 and the six months ended December 31, 2000 are set forth on the table below:

Potential Anti-dilutive Securities Outstanding

	As of		Six Months
	December 31,		Ended
			December 31,
	2002	2001	2000

Series B Preferred Stock	126,876,099	116,010,456	101,858,334
Series C Preferred Stock	111,413,994	111,413,994	97,803,960
AOL Warrant	16,541,250	16,541,250	16,541,250
AOLTW Senior Convertible Note	44,150,105	—	—
Stock Options	15,073,797	15,834,257	10,419,425

	314,055,245	259,799,957	226,622,969

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

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

      The following table provides a reconciliation of reportable segment revenues to the consolidated financial statement totals and presents revenues by service type (in thousands):

	Year Ended		Six Months	Year
	December 31,		Ended	Ended
			December 31,	June 30,
	2002	2001	2000	2000

Revenues Breakdown:
Subscriptions
Brazil	$25,229	$17,853	$4,940	$2,154
Mexico	24,906	19,579	2,379	—
Argentina	1,856	7,389	420	—
Puerto Rico	10,855	4,724	174	—
Corporate and other	152	373	137	3,694

	62,998	49,918	8,050	5,848
Advertising and other
Brazil	5,526	8,870	2,715	3,292
Mexico	2,258	5,557	996	—
Argentina	445	1,766	665	—
Puerto Rico	519	121	—	—
Corporate and other	361	211	47	60

	9,109	16,525	4,423	3,352
Total
Brazil	30,755	26,723	7,655	5,446
Mexico	27,164	25,136	3,375	—
Argentina	2,301	9,155	1,085	—
Puerto Rico	11,374	4,845	174	—
Corporate and other	513	584	184	3,754

	$72,107	$66,443	$12,473	$9,200

      The following table provides a reconciliation of reportable segment loss or profit from operations to the consolidated financial statement totals (in thousands):

	Year Ended		Six Months	Year
	December 31,		Ended	Ended
			December 31,	June 30,
	2002	2001	2000	2000

Loss from operations
Brazil	$(95,447)	$(147,731)	$(101,682)	$(82,477)
Mexico	(37,268)	(71,550)	(50,221)	—
Argentina	(3,141)	(39,663)	(34,565)	—
Puerto Rico	956	(7,455)	(612)	—
Corporate and other	(21,729)	(28,669)	(13,035)	(17,447)

	$(156,629)	$(295,068)	$(200,115)	$(99,924)

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

      Depreciation and amortization expense for the year ended December 31, 2002 amounted to $5.0 million, as compared to $4.9 million for the year ended December 31, 2001. By segment, depreciation and amortization was $2.6 million, $1.2 million, $352,000 and $794,000 in Brazil, Mexico, Argentina and in corporate and other, respectively, during the year ended December 31, 2002. Segment depreciation and

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

amortization was $1.6 million, $1.1 million and $0.5 in Brazil, Mexico and Argentina, respectively, together with $1.7 million in the United States and Puerto Rico for the year ended December 31, 2001.

	Year Ended		Six Months	Year
	December 31,		Ended	Ended
			December 31,	June 30,
	2002	2001	2000	2000

Depreciation and amortization
Brazil	$2,580	$1,598	$440	$435
Mexico	1,222	1,090	733	242
Argentina	352	451	244	129
Puerto Rico	80	124	—	—
Corporate and other	794	1,657	128	44

	$5,028	$4,920	$1,545	$850

Capital spending
Brazil	$1,059	$1,955	$2,348	$3,887
Mexico	249	217	300	56
Argentina	7	193	432	1,953
Puerto Rico	133	61	5	—
Corporate and other	578	3,572	1,369	3,233

	$2,026	$5,998	$4,454	$9,129

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

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note 7 — Property and Equipment and Product Development Costs

      Property and equipment and product development costs are stated at cost less accumulated depreciation and amortization as follows (in thousands):

		December 31,
	Useful Life
	(years)	2002	2001

Leasehold and network improvements	4	$3,771	$5,585
Furniture and fixtures	5	2,595	2,919
Equipment and automobiles	5	1,213	1,661
Computer equipment and internal software	2 - 5	7,598	7,343

		15,177	17,508
Less: accumulated depreciation and amortization		(8,194)	(5,550)

Property and equipment, net		$6,983	$11,958

Capitalized development and localization costs		$2,013	$2,141
Less: accumulated depreciation and amortization		(1,728)	(1,153)

Product development costs, net		$285	$988

      Depreciation and amortization expense of property and equipment for the years ended December 31, 2002 and 2001 were $5.0 million and $4.9 million, respectively.

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

For the year ended December 31,	Leases	Network	Total

2003	$2,885	$15,027	$17,912
2004	2,715	13,496	16,211
2005	1,703	12,461	14,164
2006	418	0	418
2007	124	0	124
After 2008	10	0	10

	$7,855	$40,984	$48,839

      For the year ended December 31, 2002, rent expense under operating leases and network agreements totaled approximately $22.3 million (including an impairment charge of $0.9 million for leased space abandonment). For the year ended December 31, 2001, rent expense under operating leases and network agreements totaled approximately $27.3 million (including an impairment charge of $1.5 million for leased space abandonment). For the six months ending December 31, 2000, rent expense under operating leases was approximately $1.2 million. For the year ending June 30, 2000, rent expense under operating leases was approximately $1.9 million.

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

December 31, 2002

Note 13 — Quarterly and Transitional Period Financial Data (Unaudited)

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

Six Months
Ended
December 31, 1999

Revenues:
Subscriptions	2,106
Advertising and other	537

Total revenues	2,643
Costs and expenses:
Cost of revenues	5,755
Sales and marketing	19,521
General and administrative	6,108

Total costs and expenses	31,384

Loss from operations	(28,741)
Interest expense	—
Interest and other income, net	592

Loss before income taxes	(28,149)
Income taxes	—

Net loss	(28,149)
Less: Dividends on Series B and C preferred shares	—

Net loss applicable to common stockholders	(28,149)

Loss per common share, basic and diluted	N/A
Weighted average number of common shares outstanding	N/A

SUPPLEMENTAL RELATED PARTIES DISCLOSURE:

      Transactions with affiliated parties are reflected in the consolidated statements of operations as follows:

Subscription revenues	—
Advertising and other revenues	—
Cost of revenues	2,443
Sales and marketing	—
General and administrative	2,025
Interest expense	—