Form 10-Q
period 2003-03-31
AMERICA ONLINE LATIN AMERICA INC
filed 2003-05-15
CIK 1100395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2003

Commission File Number: 000-31181

AMERICA ONLINE LATIN AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0963212 (I.R.S. Employer Identification No.)

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
Yes   ☒   No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of May 13, 2003

Class A common stock — $0.01 par value,	135,135,137
Class B common stock — $0.01 par value,	None
Class C common stock — $0.01 par value,	None

PART I. FINANCIAL INFORMATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS — (Unaudited)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY) — (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Matters
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
PRIVATE INSTRUMENT OF TRANSACTION AND RELEASE
AOL-BRASIL TELECOM NETWORK SERVICES AGREEMENT
AGREEMENT FOR THE ASSIGMENT OF ADVERTISING SPACE
AGREEMENT FOR SUPPLYING TELECOMMUNICATIONS
AGREEMENT FOR THE ASSIGMENT OF ADVERTISING SPACE
CERTIFICATION PURSUANT SECTION 906
CEO CERTIFICATION
CFO CERTIFICATION

AMERICA ONLINE LATIN AMERICA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and related footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of America Online Latin America, Inc. (“AOLA” or the “Company”). The MD&A is organized as follows:

•	Overview. This section provides a general description of AOLA’s businesses, as well as recent developments that we believe are important in understanding the results of operations and anticipates future trends in our operations.

•	Results of operations. This section provides an analysis of AOLA’s results of operations for the three months ended March 31, 2003 relative to the comparable period in 2002. This analysis is presented on a consolidated basis, but also discusses relevant segment basis figures and results.

•	Financial condition and liquidity. This section provides an analysis of AOLA’s financial condition as of March 31, 2003 and cash flows for the three months ended March 31, 2003.

•	Critical accounting policies. This section provides a review of our accounting policies and estimates considered most important to our reported financial condition and results.

•	Forward-looking statements. This section discusses how certain forward-looking statements made by AOLA throughout MD&A and in the consolidated financial statements are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

     This MD&A may not be indicative of the results for the full year and should be read in conjunction with the sections of our audited financial statements and notes thereto as well as our MD&A that are included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

Overview

     AOLA is one of the leading interactive service providers in Latin America. Our goal is to become Latin America’s leader in the development of the global interactive medium that is changing the way people communicate, stay informed, are entertained, learn, shop and conduct business. We derive our revenues primarily from member subscriptions to our AOLA country services and the AOL-branded service in Puerto Rico. We also generate additional revenues from advertising and other revenue sources. Our comprehensive online services, which are available to subscribing members, are developed on a country-by-country and regional basis and are tailored to local interests.

     The AOLA country services and the AOL-branded service in Puerto Rico provide our members with easy and reliable access to local, regional and global online communities, content and localized versions of certain of America Online, Inc.’s (“America Online”) interactive products. Our AOLA country services seamlessly integrate the Internet, enabling members to access and explore the Internet. We believe the AOLA country services encourage members to participate in interactive communities through tools such as Spanish and Portuguese versions of AOL Instant Messenger, Buddy Lists, e-mail, public bulletin boards, online meeting rooms, conversations, chat and auditorium events.

     Our markets in Latin America are Brazil, Mexico, Argentina and Puerto Rico. In November 1999, we launched our first AOLA country service, America Online Brazil. As of April 30, 2003, we offered our America Online Brazil service in 273 cities in Brazil. In July 2000, we launched our country service in Mexico, America Online Mexico. As of April 30, 2003, we offered our America Online Mexico service in 58 cities in Mexico. In August 2000, we launched our country service in Argentina, America Online Argentina. As of April 30, 2003, we offered our America Online Argentina service in 22 cities in Argentina. As part of the ongoing development of our service territory, in December 2000 we expanded into Puerto Rico under an agreement with America Online under which America Online transferred its economic interest in its existing subscriber base to us. We receive the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico and include these subscribers in our member totals. Subscribers in Puerto Rico are provided with both English and Spanish-language content through the AOL-branded service. As of April 30, 2003, service in Puerto Rico was offered island-wide.

     In June 2000, we entered into a ten-year strategic alliance with Banco Itaú, one of the largest banks in Latin America. We launched a co-branded, customized version of our America Online Brazil service that Banco Itaú began marketing to its customers in December 2000 and Banco Itaú is obligated to promote the co-branded service as the principal means of accessing Banco Itaú’s interactive financial services. As of December 31, 2002, Banco Itaú reported that it had approximately 9.2 million active customers, of which 2.6 million were registered to use online banking services, primarily through Banco Itaú’s proprietary service, as well as the

AOL co-branded service. We believe that this relationship will enable us to expand our Internet presence in Brazil by allowing us to gain access to Banco Itaú’s online as well as offline customer base.

     The Banco Itaú co-branded service is substantially the same as our AOLA country service in terms of technology and content, except that we offer a co-branded welcome screen for Banco Itaú customers, a Banco Itaú toolbar icon, a special version of our finance channel and links that directly connect Banco Itaú’s customers to its online financial services. Subscribers to the co-branded service have access to our full line of features as provided to our general customers, including e-mail with multiple AOL screen names, instant messaging, Internet access, interaction with our worldwide online community and our 24-hour customer service.

     On December 14, 2002, we amended our strategic marketing alliance with Banco Itaú. Under the new agreement, we now oversee, in large part, the marketing activities for the co-branded service. Banco Itaú is obligated to establish kiosks and point-of-sale displays in hundreds of its bank branches for the promotion of the co-branded service, which are staffed by promoters trained by AOL Brazil. The number of promoters will vary depending on the success of the marketing efforts, which are reviewed quarterly. If the marketing efforts do not meet specified goals, the number of promoters will be decreased, subject to a floor on the number of promoters. Conversely, if the marketing efforts exceed specified levels, the number of promoters will be increased, subject to a maximum number of promoters. Potential subscribers are able to sample the co-branded service and register in the bank branches. The roll out of kiosks began and was completed in the first quarter of 2003. Banco Itaú is also required to distribute, at our direction, CD-ROM’s containing the software for the co-branded service via in-branch promotions and direct mail. Banco Itaú must also produce and broadcast a certain number of television commercials promoting the co-branded service and provide exclusive online banking benefits to subscribers to the co-branded service. Banco Itaú is responsible for the cost of these marketing efforts. The modified marketing arrangements will remain in effect through March 2006, although the ten-year term of the agreement did not change. For further discussion of the revised marketing agreement with Banco Itaú, please see Item 1 – Business – Strategic Alliance with Banco Itaú in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

     Banco Itaú’s customers who register for the co-branded service after December 14, 2002 are entitled to a one-month free trial period, the length of which may be changed in the future, and, if they subscribe to the monthly unlimited-use plan, are entitled to a 20% discount off the standard price. Prior to the new agreement, Banco Itaú was required to offer its subscribers at least one hour of subsidized usage per month following the expiration of their trial period, although Banco Itaú was responsible to us only for actual usage by the subscriber. Banco Itaú is no longer required to subsidize usage for new subscribers to the co-branded service who register after December 14, 2002; however, Banco Itaú, at its option, may subsidize hours for certain customers who were subscribers to the co-branded service prior to December 14, 2002. In addition, during a short transition period, Banco Itaú is required to pay us a nominal amount for subscribers who have not used the service during the previous month and who are no longer in their free trial period.

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

     Under the terms of the new agreement, Banco Itaú and we have eliminated the subscriber targets for the period ending April 30, 2003 (which is the second measurement period under the agreement) and have replaced the targets for the remaining three years with targets based on a combination of minimum revenue levels (in the same percentages as described above for each of the next three years) and the fulfillment of the marketing commitments described above. If these new targets are not met, Banco Itaú is required to make reference payments to us. The dates for measuring performance with these new targets were moved to March 24, 2004, 2005 and 2006. The aggregate amounts that Banco Itaú will be required to pay us if the marketing or revenue targets are not met, which are subject to annual ceilings, have been reduced from an aggregate of approximately $135.4 million to approximately $60.0 million for the balance of the initial five-year marketing period. In addition, the aggregate amount that Banco Itaú would be obligated to pay us in the event of a termination of the agreement prior to March 24, 2006 has been reduced from approximately $158.0 million to approximately $70.0 million.

     In addition to attracting subscribers by offering broad geographical coverage of our country services, we make our country services accessible to a broader audience of potential subscribers by offering multiple mechanisms through which our members can pay us. The AOLA country services were initially launched with credit cards as the primary subscriber payment method, although Brazil concurrently offered a cash payment method known as the “boleto.” The boleto is a customary form of payment in Brazil under which Brazilian banks that we designate act as conduits for collecting the related payments. In addition, customers of certain banks in Brazil, including customers of our Banco Itaú co-branded service, have the option of permitting direct debits from their accounts for purposes of paying subscriber fees. In May 2001, we began to offer cash payment options in Mexico and Argentina. Under cash payment alternatives, members can subscribe to our AOLA country services without using a credit card, thus allowing us to reach a greater number of potential members. Members in Puerto Rico may pay their subscription fees either through credit cards or direct debit to their bank accounts. The majority of Puerto Rican members select credit cards as their payment vehicle.

     Since its introduction, the “cash payment” alternative has accounted for a substantial majority of all new member registrations in Brazil, Mexico and Argentina and as of March 31, 2003 represented the payment mechanism selected by approximately 31% of our subscribers in Brazil (other than those to the Banco Itaú co-branded service), 25% of our members in Mexico and 45% of our members in Argentina. Although we have not experienced any significant difficulties collecting subscription fees from members using credit cards and direct debit mechanisms, collection rates from members opting for the cash payment mechanisms have historically been lower and less timely. As a result, in Brazil, Mexico and Argentina, we are taking steps to improve the validation of registration data provided by cash payment subscribers by requiring these subscribers to call our customer service centers to finalize their registration. In Mexico, we are also emphasizing prepaid subscription plans whereby subscribers pay in advance for service periods ranging up to one year. Results to date indicate these efforts have resulted in a reduction of the overall percentage of members who have selected the cash method as their payment option. In Mexico, prepaid plans are growing in importance and currently account for about 25% of current AOL Mexico members; however, they are not currently actively marketed in Brazil, Argentina and Puerto Rico.

     As of March 31, 2003, approximately 27% of our total subscriber base (excluding subscribers to the Banco Itaú co-branded service) has selected payment options other than credit card, direct debit or prepaid plans. We are taking steps to encourage conversion of these subscribers to non-cash payment options; for instance, we offer discounts to subscribers to our AOLA country services who choose credit card payment options. Recently, we have also eliminated free trial periods for subscribers choosing the cash payment option in Mexico.

     We consider countries in which we have launched our AOLA country services as operational segments and internally report our operations on a country-by-country basis. Although amounts for Argentina are not currently material, and are not expected to be material in future reporting periods, we have decided not to consolidate Argentina with our corporate and other segment in order to facilitate historical segment comparisons. Each of our operating segments derives its revenues through the provision of interactive services from subscription revenues and advertising and other revenues. We are currently planning to test services that supplement our AOLA country services, where we may assume partial responsibility for certain operational aspects which are currently performed by America Online or third parties.

RESULTS OF OPERATIONS

Consolidated Results

     Table 1 shows the consolidated results from operations for the three-month periods ended March 31, 2003 and 2002.

TABLE 1 — SELECTED OPERATING DATA

	THREE MONTHS ENDED

	March 31,	March 31,		%
	2003	2002	Change	Change

	(Unaudited)	(Unaudited)
(In thousands, except share and per share amounts)

Condensed Consolidated Operations
Revenues:
Subscriptions	$14,958	$15,688	$(730)	(4.7)%
Advertising and other	1,337	2,473	(1,136)	(46.0)

	16,295	18,161	(1,866)	(10.3)
Costs and expenses	40,073	71,600	(31,527)	(44.0)

Loss from operations	$(23,778)	$(53,439)	$29,661	(55.5)%

Net loss applicable to common stockholders	$(31,205)	$(57,564)	26,359	(45.8)%

Loss per common share, basic and diluted	$(0.25)	$(0.86)	$0.61	(70.9)%

Weighted average number of common shares outstanding	125,303,515	67,059,909	58,243,606	86.9%

Income/(loss) from operations by operating segment:
- Brazil	$(16,253)	$(29,661)	$13,408	(45.2)%
- Mexico	(3,258)	(16,540)	13,282	(80.3)
- Argentina	(363)	(1,665)	1,302	(78.2)
- Puerto Rico	351	(173)	524	(302.9)
- Corporate and other	(4,255)	(5,400)	1,145	(21.2)

	$(23,778)	$(53,439)	$29,661	(55.5)%

As a percentage of total loss from operations:
- Brazil	68.4%	55.5%
- Mexico	13.7%	31.0%
- Argentina	1.5%	3.1%
- Puerto Rico	(1.5)%	0.3%
- Corporate and other	17.9%	10.1%

	100.0%	100.0%

     Revenues. Our total revenues for the quarter ended March 31, 2003 were approximately $16.3 million, down $1.9 million from $18.2 million in the first quarter of 2002. This decline was driven by a decline of approximately $0.7 million in subscription revenues and a decline of approximately $1.1 million in advertising and other revenue. The decrease in subscription revenues as compared with the first quarter of 2002 was driven primarily by the impact of devaluation of regional currencies. Excluding the effects of devaluation, subscription revenues increased 19.8% from the comparable quarter in the prior year. The decrease in advertising and other revenues continues to reflect depressed advertising markets in Latin America and the focusing of available advertising budgets on traditional media channels by major advertisers rather than online advertising.

     Cost and expenses. Total costs and expenses for the quarter ended March 31, 2003 were approximately $40.1 million, down $31.6 million, or 44.0%, from $71.6 million in the quarter ended March 31, 2002. The decrease in total costs and expenses was driven by reductions in costs of revenues and marketing expenditures, which were driven by our strategy to target higher value members in our acquisition marketing efforts and to adjust the size of our network and call center operations to support only members who pay their fees to us on a timely basis. Devaluation of local currencies also accounted for about 20% of the improvement versus the prior year period.

     Loss from operations. For the quarter ended March 31, 2003, our loss from operations was approximately $23.8 million, an improvement of $29.7 million, or 55.5%, from the $53.4 million recorded in the comparable prior year period. The improvement was driven primarily by reductions in costs and expenses, which more than offset the impact of lower revenues as compared with the prior-year period. Devaluation of local currencies accounted for approximately $3.0 million of the improvement.

     Net loss applicable to common stockholders and loss per common share. Our net loss applicable to common stockholders, after dividends to preferred stockholders, was $31.2 million during the first quarter of 2003, an improvement of $26.4 million, or 45.8% versus a loss of $57.6 million recorded in the first quarter of 2002. Net loss applicable to common stockholders includes interest expense and dividends on our preferred shares outstanding. During the quarter ended March 31, 2003, net interest expense increased to

$4.4 million, up from net interest income of $0.5 million in the prior-year period as a result of our issuance of $160.0 million in senior convertible notes as part of our March 2002 financing round. Dividends on preferred stock decreased to $3.0 million from $4.6 million as a result of the conversion of preferred stock to class A common stock by America Online and the Cisneros Group in support of our efforts to remain listed on the Nasdaq SmallCap Market. Our loss per share, both basic and diluted, was $0.25 per share for the three-month period ended March 31, 2003, as compared with losses per share of $0.86 in the comparable prior-year period. An increase in the weighted average number of common shares outstanding during the period from 67,059,909 to 125,303,515 accounted for approximately half of the improvement in reported earnings per share. The increase in weighted average shares of common stock outstanding resulted from the conversion of preferred stock into class A common stock in January 2003 by America Online and the Cisneros Group.

     Recent Developments and Outlook. In 2002, we implemented measures designed to better target higher-value members and to increase the efficiency of our member acquisition efforts by focusing on targeted groups that have a greater likelihood of becoming members who pay on a timely basis and remain subscribers to our services for an extended period of time. We also took steps to terminate members who were delinquent in the payment of their fees to us. As a result of these efforts, we have significantly reduced our rate of spending on marketing expenditures, primarily through the elimination of the mass mailing of CDs containing our software. Instead, we have focused on more targeted activities such as the use of kiosks in high traffic retail and bank locations and distribution of our software through original equipment manufacturers and direct customer interaction channels. We are also relying to a greater extent on joint marketing arrangements where our partners are responsible for significant portions of the overall cost of the marketing effort.

     In the first quarter of 2003, we largely completed the termination of members who were delinquent in their payments to us. By doing so, we have been able to achieve significant improvements in our operating cost structure as the scope of our network and call center support operations was made proportional to the resulting reduced membership base. Telecommunications and network expense were reduced by resizing our network to meet lower peak demand, which was achieved by restricting access for members who do not make timely subscription fee payments and through the termination of members who were delinquent in their payments.

     Given our increased focus on direct marketing channels for member acquisition, we expect the implementation of partner marketing agreements such as the revised marketing agreement with Banco Itaú, and the recently completed agreement with McDonald’s in Brazil, to be our primary member acquisition vehicles during 2003. The marketing agreement with McDonald’s in Brazil will establish interactive kiosks in hundreds of McDonald’s restaurants in Brazil. Although the effectiveness of these agreements is unproven at present, we expect the timing of the growth in our membership base will be significantly influenced by the extent of the success of the revised marketing agreement with Banco Itaú and the agreement with McDonald’s. We also expect to increase our efforts to promote long-term prepaid plans in Mexico, which have experienced significantly higher membership retention levels.

     During the quarter ended March 31, 2003, our rate of member acquisition was negatively affected by our more targeted marketing efforts, and by delays in the implementation of the revised Banco Itaú and the McDonald’s marketing agreements. This resulted in a lower rate of new member additions, which was not sufficient to offset the impact from termination of members who are delinquent in their payment of fees to us and the termination of members to the Banco Itaú co-branded who failed to choose a paid subscription plan. During the quarter ended March 31, 2003, we experienced a reduction in our ending membership base to 795,000 members, as compared with 1.18 million ending members at December 31, 2002. This reduction in overall ending members did not result in a material impact on our subscriber revenues for the quarter ended March 31, 2003. Furthermore, as a consequence of this reduction, the proportion of paying members in our total membership base improved during the first quarter of 2003.

     We expect our membership base to continue to decrease during the second quarter of 2003, as a result of the continued termination of members to the Banco Itaú co-branded service who do not choose a paid subscription plan and the current levels of membership turnover being experienced by our AOL country services. We expect our membership levels to stabilize after the second quarter of 2003 and membership growth to possibly resume in the second half of 2003 once the revised marketing agreement with Banco Itaú and the McDonald’s marketing agreement are fully implemented. As of March 31, 2003, approximately 34% of our total ending membership base was comprised of members of the Banco Itaú co-branded service. We also expect that over the near term a substantial percentage of our total subscribers will continue to be in free trial periods or member retention programs.

Revenues

     Total revenues. As shown on Table 2, our total revenues consist principally of subscription revenues as well as revenues generated from advertising and other revenue sources.

     Our total reported revenues for the three months ended March 31, 2003 were approximately $16.3 million, a decrease of more than $1.8 million, or 10.3%, as compared with revenues of $18.2 million in the first quarter of 2002. The decrease was driven by a decline of approximately $1.1 million, or 45.9%, in advertising and other revenues, although revenues from subscriptions to our AOLA country services and the AOL-branded service in Puerto Rico also declined by approximately $0.7 million. Revenue from subscription fees were $15.0 million, down 4.7% from $15.7 million in the comparable prior-year quarter, and accounted for 91.8% of total revenues. In constant currency terms, total revenues rose 12.0% before the negative translation impact of the stronger U.S. dollar, driven by an increase of 19.8% in subscription revenues. Advertising and other revenue fell 37.4% in constant currency terms during the first quarter of 2003, as compared with the first quarter of 2002. Information on a constant currency basis excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating the current period results at the monthly average exchange rates of the prior-year comparable period.

     During the first quarter of 2003, Brazil accounted for $6.2 million in revenue, and represented 38.0% of total revenue, down from $8.0 million and 44.0% of total revenue in the first quarter of 2002. Revenue from Mexico was $6.0 million and accounted for 36.8% of total revenue, a decrease of $0.9 million and down from 37.9% of total revenue in the first quarter of 2002. Puerto Rico accounted for $3.4 million of revenue, an increase of $1.1 million from the comparable prior-year period, and represented 20.9% of total revenue, up from 12.9% of total revenues in the prior-year quarter ended March 31, 2002. Revenue from Argentina totaled $0.5 million and accounted for 3.1% of total revenues, down from $0.9 million and 5.0% of total revenues in the prior-year comparable quarter. Revenue from corporate and other was $0.2 million and accounted for 1.2% of total revenues, up from $33,000 and 0.2% of total revenues in the first quarter of 2002.

     Subscription revenues. Table 2 presents our subscription revenues on a consolidated and segment basis for the three months ended March 31, 2003 and 2002. We derive our subscription revenues from members paying fees to subscribe to our AOLA country services and from revenues received from America Online related to subscribers to the AOL-branded service in Puerto Rico. Subscription revenues do not include amounts paid to us by Banco Itaú on behalf of its customers for subsidies that it chooses or was required to make. Such receipts are netted against and recorded as a reduction of marketing expenses and thus are not accounted for as subscription revenues. Amounts paid directly to us by subscribers that exceed any time subsidized by Banco Itaú are included in subscription revenues. Under the terms of the revised marketing agreement, Banco Itaú is no longer required to subsidize its customers who are subscribers to the co-branded service. As a result, we expect subsidies from Banco Itaú for its customers to decrease to immaterial levels in the second quarter of 2003. For subscribers that have elected to pay their subscription fees with credit cards, we begin to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers that pay through means other than credit cards, we begin to recognize subscription revenues when we receive payment.

TABLE 2 — REVENUES

	THREE MONTHS ENDED

	March 31,	March 31,		%
	2003	2002	Change	Change

	(Unaudited)	(Unaudited)
(Dollars in thousands, except percentages)

Revenues
Subscriptions	$14,958	$15,688	$(730)	(4.7)%
Advertising and other	1,337	2,473	(1,136)	(45.9)

	$16,295	$18,161	$(1,866)	(10.3)%

Distribution of revenues
Subscriptions	91.8%	86.4%
Advertising and other	8.2%	13.6%

	100.0%	100.0% %

Revenues by operating segment
- Brazil	$6,186	$7,984	$(1,798)	(22.5)%
- Mexico	5,991	6,891	(900)	(13.1)
- Argentina	499	909	(410)	(45.1)
- Puerto Rico	3,408	2,344	1,064	45.4
- Corporate and other	211	33	178	539.4

	$16,295	$18,161	$(1,866)	(10.3)%

As a percentage of total revenues
- Brazil	38.0%	44.0%
- Mexico	36.8%	37.9%
- Argentina	3.1%	5.0%
- Puerto Rico	20.9%	12.9%
- Corporate and other	1.2%	0.2%

	100.0%	100.0%

SUBSCRIPTION REVENUES

By segment of business
- Brazil	$5,516	$6,491	(975)	(15.0)%
- Mexico	5,693	6,219	(526)	(8.5)
- Argentina	399	745	(346)	(46.4)
- Puerto Rico	3,317	2,216	1,101	49.7
- Corporate and other	33	17	16	94.1

	$14,958	$15,688	$(730)	(4.7)%

As a percentage of total subscription revenues
- Brazil	36.9%	41.4%
- Mexico	38.1%	39.6%
- Argentina	2.7%	4.8%
- Puerto Rico	22.2%	14.1%
- Corporate and other	0.1%	0.1%

	100.0%	100.0%

ADVERTISING AND OTHER REVENUES

By segment of business
- Brazil	$669	$1,493	(824)	(55.2)%
- Mexico	298	672	(374)	(55.7)
- Argentina	100	164	(64)	(39.0)
- Puerto Rico	91	128	(37)	(28.9)
- Corporate and other	179	16	163	1,018.8

	$1,337	$2,473	$(1,136)	(45.9)%

As a percentage of total advertising and other revenues
- Brazil	50.1%	60.4%
- Mexico	22.3%	27.2%
- Argentina	7.5%	6.6%
- Puerto Rico	6.8%	5.2%
- Corporate and other	13.3%	0.6%

	100.0%	100.0%

     Subscription revenues for the first quarter of 2003 were $15.0 million, a decrease of 4.7%, or approximately $0.7 million, as compared to the first quarter of 2002. All segments except Puerto Rico and corporate and other experienced declines. Brazil, Mexico and Argentina subscription revenues declined by $1.0 million, $0.5 million and $0.3 million, respectively. The decrease in subscription revenues was primarily due to the impact of of devaluation on translated local currency results. In constant currency terms, subscription revenues for the quarter ended March 31, 2003 increased 24.9% in Brazil, 8.4% in Mexico and 49.7% in Puerto Rico, respectively, versus the prior-year quarter ended March 31, 2002. Subscription revenues in Argentina, however, declined by 14.7% in the first quarter of 2003 as compared with the prior-year period on a constant currency basis. As a percentage of total subscription revenue, during the quarter ended March 31, 2003, Mexico became our largest segment, accounting for 38.1% of the total. Brazil accounted for 36.9% of subscription revenues, while Puerto Rico accounted for 22.2% and Argentina for 2.7%.

     Sequentially, subscription revenue declined 2.3%, or $0.3 million, versus the quarter ended December 31, 2002. Brazil and Mexico recorded sequential declines in subscription revenue of 2.0% and 6.6%, respectively, while Puerto Rico experienced an increase of 4.7% and Argentina experienced an increase of 6.3%. Sequential results in Brazil were aided by a 5.1% quarter-over-quarter appreciation of the Brazilian real, which partially offset a 6.7% decline in local currency subscription revenues. The decline in subscription revenues in Mexico was primarily the result of a decline in the value of the peso on translated results, as local currency revenues were flat. In contrast, Puerto Rico experienced a sequential increase of 6.3% versus the fourth quarter of 2002. In constant currency terms, our subscription revenues decreased by 1.9% versus the preceding quarter.

     Current trends in subscription revenues are being negatively impacted by a decrease in new member registrations, which have been negatively impacted by reduced spending on member acquisition activities, and by delays in the implementation of the revised Banco Itaú and the McDonald’s marketing initiatives. The reduced level of new registrations has not been sufficient to offset the current high level of terminations and member turnover. Although this is impacting overall membership in the short term, the impact on revenue and net loss has been small, since the members being lost have generally been lower quality members. Subscription revenues have also been negatively impacted by an increase in our member turnover resulting from lower priced competitors, including providers of free Internet access. We expect this impact to increase over the balance of 2003. Going forward, we expect that subscription revenues will depend largely on the success of expected marketing initiatives in achieving registration of the targeted higher value members, and on our success in converting those members who register for the free trial periods and in retaining higher value members who subscribe to paid plans of the Banco Itaú co-branded service. We expect that revenue in the second quarter of 2003 will also continue to be negatively impacted versus the prior year comparable period by the devaluation of the Latin American currencies over the past year.

     At March 31, 2003 and December 31, 2002, we had deferred subscription revenues of approximately $4.3 million and $4.5 million, respectively. Deferred subscription revenues consist of fees for subscription services received or confirmed as collectible from credit card accounts and prepaid subscription plans in advance of our having earned those subscription revenues. The lack of change in our deferred subscription revenue reflects the relatively flat quarter-over-quarter performance in subscription revenues.

     Advertising and other revenues. Table 2 presents our advertising and other revenues on a consolidated and segment basis for the three months ended March 31, 2003 and 2002. These revenues are principally derived from advertising arrangements under which we receive fees from advertisements displayed on our interactive services, sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fee and revenue sharing arrangements with local telecommunications providers. Because local telephone service in Latin America is often metered, the utilization of our AOLA country services by our members results in incremental revenues to local telecommunications companies. To encourage incremental traffic on their local networks by our members, local providers of network access may enter into agreements compensating us for routing our traffic on their networks.

     For the first quarter of 2003, revenue derived from advertising and other was $1.3 million, a decrease of 45.9%, or approximately $1.1 million, from the $2.5 million recorded in the first quarter of 2002. The overall decrease was driven by declines in advertising and other revenues in all our segments except corporate and other, reflecting continued weakness in the Latin American advertising market. Currency devaluations in Latin America reduced reported revenues from advertising and other by approximately $0.2 million, as compared with the prior year period.

     Our advertising and other revenues experienced a sequential decline of $1.2 million during the first quarter of 2003, as compared to the quarter ended December 31, 2002. We expect advertising and other revenue to decrease for the full year during fiscal 2003, as compared to results in fiscal 2002, as advertisers continue to direct limited resources to traditional media channels, rather than to online advertising and as several long-term agreements mature. We expect future advertising and other revenue to recover only along with overall market conditions. We expect to continue deriving the substantial majority of our revenues from subscriptions to our AOLA country services, rather than advertising and other revenues.

     During the three months ended March 31, 2003, we had advertising and other revenues from affiliated companies of approximately $0.7 million, as compared with $0.4 million for the first quarter of 2002. Advertising and other revenues from related parties consisted of revenues received from Banco Itaú related to advertising on our AOLA country service in Brazil and revenues received from America Online for programming services we provide to them for their Latino content area.

     As of March 31, 2003 and December 31, 2002, we had deferred advertising and other revenues of approximately $0.4 million and $0.5 million, respectively. Deferred advertising and commerce revenues consist of payments received in advance of our delivery of the related services and are recognized as income as the services are delivered. Our deferred revenue balance related to advertising and other is related primarily to our long-term contract with Hollywood Media Corp. The reduction in deferred advertising and other revenue is primarily related to the amortization of a long-term contract with Hollywood Media Corp, which will be fully amortized by the third quarter of 2003.

Costs and expenses

     Total cost and expenses. As shown on Table 3 below, our total costs and expenses consist of cost of revenues, sales and marketing, and general and administrative expenses.

TABLE 3 — COSTS AND EXPENSES

	THREE MONTHS ENDED

	March 31,	March 31,		%
	2003	2002	Change	Change

	(Unaudited)	(Unaudited)
(Dollars, in thousands, except percentages)

Costs and expenses:
Cost of revenues	$16,569	$32,060	$(15,491)	(48.3)%)
Sales and marketing	16,539	30,444	(13,905)	(45.7)
General and administrative	6,965	9,096	(2,131)	(23.4)

Total costs and expenses	$40,073	$71,600	$(31,527)	(44.0)%

As a percentage of total costs and expenses:
Cost of revenues	41.3%	44.8%
Sales and marketing	41.3%	42.5%
General and administrative	17.4%	12.7%

Total costs and expenses	100.0%	100.0%

Costs and expenses by operating segment:
- Brazil	$22,439	$37,645	$(15,206)	(40.4)%
- Mexico	9,249	23,431	(14,182)	(60.5)
- Argentina	862	2,574	(1,712)	(66.5)
- Puerto Rico	3,057	2,517	540	21.5
- Corporate and other	4,466	5,433	(967)	(17.8)

	$40,073	$71,600	$(31,527)	(44.0)%

As a percentage of total costs and expenses:
- Brazil	56.0%	52.6%
- Mexico	23.1%	32.7%
- Argentina	2.2%	3.6%
- Puerto Rico	7.6%	3.5%
- Corporate and other	11.1%	7.6%

	100.0%	100.0%

Depreciation and amortization:
- Brazil	$351	$545	$(194)	(35.6)%
- Mexico	295	294	1	0.3
- Argentina	32	62	(30)	(48.4)
- Puerto Rico	52	6	46	766.7
- Corporate and other	239	432	(193)	(44.7)

	$969	$1,339	$(370)	(27.6)%

     For the quarter ended March 31, 2003, total costs and expenses were $40.1 million, down 44.0%, or $31.5 million, from $71.6 million reported in the quarter ended March 31, 2002. All major cost categories experienced reductions, although cost of revenues and sales and marketing accounted for over 90% of the improvement in absolute terms. The decrease in total costs and expenses was driven by reductions in costs of revenues and marketing expenditures, which were driven by our strategy to target higher value members in our acquisition marketing efforts and to adjust the size our network and call center operations to support only members who pay their fees to us on a timely basis. Currency devaluations reduced total reported costs and expenses by $6.6 million during the first quarter of 2003 as compared with the first quarter of 2002.

     From an operational segment perspective, the reduction in total costs and expenses in the quarter ended March 31, 2003 occurred primarily in Brazil ($15.2 million) and Mexico ($14.2 million). Our corporate and other segment and Argentina both also reduced the costs and expenses for the quarter by $1.0 million and $1.7 million, respectively, as compared with the first quarter of 2002. Puerto Rico, however, increased its costs and expenses by $0.5 million.

     Sequentially, total costs and expenses in the quarter ended March 31, 2003 declined by $9.2 million, or 18.6%, from the quarter ended December 31, 2002. Brazil, Mexico and Argentina recorded sequential declines of $3.7 million, $3.7 million and $0.2 million, respectively, while Puerto Rico experienced an increase of $0.3 million from the preceding quarter. Going forward, we expect cost and expenses to decrease in absolute terms from levels experienced in fiscal 2002, driven by the impact of currency devaluation on reported costs, the consolidation of Spanish-language member services in Argentina and negotiated reductions in network costs with local telecommunications companies. We expect that the rate of improvement in year-over-year comparisons will begin to decrease after the first half of fiscal 2003, once the impact of currency devaluations and of recent cost reduction initiatives are incorporated into the base periods.

     Cost of revenues. Our cost of revenues includes:

•	network-related costs consisting primarily of fees paid to third parties to carry our data over their telecommunications networks;

•	personnel and related costs for customer support and in-house product and content development;

•	fees we pay to America Online for use of their servers that run our interactive services (i.e. hosting services);

•	fees we pay to America Online for technical support and training;

•	fees we pay to America Online for current period product development maintenance expense and amortization of capitalized product development costs;

•	fees paid to third-party content providers; and,

•	collection costs and certain miscellaneous taxes.

     Payments received from providers of local network access, who may have entered into agreements compensating us for routing our traffic on their networks, are treated as credits and reduce our cost of revenues.

     For the quarter ended March 31, 2003, our cost of revenues was $16.6 million, and accounted for 41.3% of our total costs and expenses. Compared to the quarter ended March 31, 2002, cost of revenues decreased by $15.5 million, or 48.3%, from $32.1 million and 44.8% of total costs and expenses. Although reductions were experienced in all cost categories during the quarter ended March 31, 2003, the decrease in cost of revenues was driven primarily by reductions in network and hosting expense ($14.2 million) and member services ($2.5 million). Other costs of revenue also showed an improvement of $0.5 million, driven by lower billing and collections costs, which resulted from lower membership levels. The improvements in network costs reflect the significant reduction in the number of modems that was undertaken in 2002 to size our network to reduced membership levels and other cost reductions negotiated with local telecommunications providers during the course of 2002. Additionally, the reduction in member services expense is a result of lower membership levels and actions taken to reduce costs such as outsourcing of call center employees in Brazil. Initial benefits from the consolidation of Spanish–language call centers in Argentina, which was completed in February 2003, were also experienced. These benefits were partially offset by $0.8 million of costs to reduce personnel headcount in member services and other areas. The quarter ended March 31, 2002 included a charge of approximately $3.6 million related to our reduction of network commitments. Currency devaluation reduced reported cost of revenues by $4.0 million during the quarter ended March 31, 2003.

     Going forward, we expect cost of revenues to decrease in absolute terms from levels experienced in fiscal 2002, driven by the impact of currency devaluation on reported costs, the consolidation of Spanish-language member services in Argentina and negotiated reductions in network costs with local telecommunications providers. We expect that the rate of improvement in year-over-year comparisons will begin to decrease after the first half of fiscal 2003, once the impact of currency devaluations and of recent cost reduction initiatives are incorporated into the base periods. If implemented, the supplemental services that we plan to test would also result in initial additional expenditures, although the amount of such expenditures could not be predicted at this time As of April 2003, our network provided coverage to 353 cities in our three service countries. Service in Puerto Rico is available island-wide. In the near term, we expect to maintain the number of cities in our network at current levels.

     Cost of revenues paid to related parties primarily consists of payments made or due to America Online and its affiliates for the costs of hosting, member services, product development and other technical support and training services for our country operations. During the first quarter of 2003 and 2002, the cost of these services amounted to $3.9 million and $6.2 million, respectively. As of March 31, 2003, America Online billed us approximately $3.8 million over and above amounts we have recorded in our statements of operations. The difference relates to a portion of items under dispute, primarily for support services provided by America Online. We are currently negotiating with America Online regarding the total amount in dispute and at this point do not expect to pay this approximately $3.8 million difference. As a result, this amount is not reflected in our consolidated statement of operations. In the event we are unable to negotiate a favorable resolution of this dispute, we may be required to recognize an incremental charge to our future cost of revenues. We are also currently negotiating the method for calculating amounts due for 2003 under our online services agreement with America Online.

     Sales and marketing. Sales and marketing expenses consist of costs to acquire and retain our members, operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs such as the costs to staff and operate kiosks established at retail locations, the payment of bounties to OEM and other partners who bring qualified registrations to our AOLA country services through their distribution channels and the distribution of our software on CDs to potential customers as well as the costs of brand advertising on television and in newspapers, magazines and other media. Also included in sales and marketing expense is amortization of the shares of our class A common stock issued to Banco Itaú in consideration for its entering into the strategic marketing alliance with us (see “Item 1 – Business — Strategic Alliance with Banco Itaú” in our Annual Report on Form 10-K/A for the period ended December 31, 2002, as well as Note 5 to our unaudited consolidated financial statements for the three months ended March 31, 2003).

     For the first quarter of 2003, sales and marketing expenses were $16.5 million and represented 41.3% of our total costs and expenses, a reduction of $13.9 million, or 45.7%, from $30.4 million and 42.5% of total costs and expenses in the first quarter of 2002. During the quarter ended March 31, 2003, currency devaluation reduced sales and marketing expenses by $1.7 million as compared with the prior-year period.

     The decrease in sales and marketing expenses in the quarter ended March 31, 2003, as compared with the comparable prior-year period, was driven by lower spending in both direct acquisition marketing ($10.5 million) and brand marketing ($3.4 million). The reduction in direct acquisition marketing costs was due to the greatly reduced level of CD distribution that has resulted from our strategy to target higher value members (those that have a greater likelihood of not only becoming members, but also becoming subscribers who pay on a timely basis and remain subscribers to our services for an extended period of time). As a consequence, we are focusing our acquisition marketing efforts on channels that in the past have resulted in higher subscription rates relative to their acquisition cost, such as original equipment manufacturers (“OEMs”) and direct customer interaction channels (i.e. staffed kiosks in malls, bank branches and other strategic locations offering live demonstration of the country services and immediate registration), which do not require the mass distribution of CDs containing our software. We evaluated the productivity and marginal contribution of our kiosks and as a result reduced the number of points of sales during the first quarter of 2003, as compared with the fourth quarter of 2002. This reduction in the overall number of kiosks also contributed towards lower direct marketing expense during the first quarter of 2003. Our targeted marketing efforts have also been instrumental in allowing us to significantly reduce brand marketing expenditures, since mass mailings of CDs are typically supported by heavy media spending.

     For the quarters ended March 31, 2003 and 2002, amounts received from Banco Itaú for subsidies it pays on behalf of its members were approximately $0.5 million and $1.5 million, respectively. Subsidies paid by Banco Itaú on behalf of its members are expected to largely cease during the second quarter of 2003 as a result of the revised marketing agreement with Banco Itaú. Amortization expense related to the Banco Itaú Marketing Agreement was approximately $10.3 million during each of the quarters ended March 31, 2003 and 2002.

     We expect to continue focusing member acquisition efforts on OEMs and on kiosks located in high traffic areas. As a result, we expect our brand marketing efforts to continue at current levels in the near term. We also expect our direct marketing expenses related to the operation of kiosks to decrease sequentially in the second quarter of 2003, as a result of the lower number of kiosks funded by us. We expect sales and marketing expenses to begin increasing again in the third quarter of 2003 as a result of the agreement we recently entered into with McDonalds in Brazil. As part of the agreement, AOL Brazil will pay McDonald’s an initial fee and annual fees in the aggregate amount of up to $7,000,000 over the two-year term of the agreement, as well as a fee for each new member who becomes a paying member of the AOLA country service in Brazil through this promotion.

     General and administrative. For the three months ended March 31, 2003, our general and administrative costs decreased to $7.0 million, a decline of 23.4%, or $2.1 million, from $9.1 million in the first quarter of 2002. The decrease in general and administrative expense was primarily due to lower legal expenses, reduced bad debt expense associated with advertising and other revenues and other lower miscellaneous expense. General and administrative expense for the first quarter of 2003 was impacted by a charge of approximately $0.5 million for severance expense related to terminations that took place during the period. For the quarter ended March 31, 2003, currency devaluations across our service countries reduced reported general and administrative expense by $1.0 million, as compared with the first quarter of 2002.

     We expect that our general and administrative expenses will continue to decrease modestly in the second quarter of 2003 before leveling during the second half of 2003. Both America Online and the Cisneros Group provide us with general and administrative services. For the quarter ended March 31, 2003, we incurred expenses of approximately $0.1 million for support services provided by America Online. For the quarter ended March 31, 2002, we incurred fees of approximately $1.4 million and $0.1 million for support services provided by America Online and for services provided by the Cisneros Group, respectively.

     Other (Expenses)/Income, net. Other (expense)/income, net consists almost entirely of interest on our senior convertible notes outstanding. For the quarter ended March 31, 2003, interest expense was approximately $4.4 million, as compared to $0.1 million in the quarter ended March 31, 2002. We completed the final placement of senior convertible notes to AOL Time Warner (“AOLTW”) under the terms of the March 2002 note purchase agreement, on December 30, 2002. As a result, average debt outstanding during the first quarter of 2003 was $160.0 million, as compared to $2.1 million in the prior-year first quarter. Interest on the AOLTW notes for the first quarter of 2003 was paid through the issuance of 10,513,739 shares of our series B preferred stock. Under the terms of the AOLTW Notes, we may choose to make payment of interest through the issuance of shares of our series B preferred stock. To the extent we do so, interest expense does not represent a cash outlay. Given our focus on cash preservation, we expect future payments of interest to be undertaken through the issuance of new shares.

     The balance of other (expense)/income, net consists primarily of interest income, foreign currency gains and losses and realized gains and losses on investments. For the quarter ended March 31, 2003, other (expense) income, net was $21,000, down from $0.5 million in the quarter ended March 31, 2002. This decrease was due primarily to significantly lower foreign currency gains in the current period, as compared with the prior year period.

     Income taxes. We had a credit against income tax expense of $27,000 in the three months ended March 31, 2003, as compared with no expense or credit in the comparable period in 2002.

FINANCIAL CONDITION AND LIQUIDITY

     Current Financial Condition. Table 4 below highlights our current consolidated financial condition at March 31, 2003 and at the end of the preceding fiscal year, December 31, 2002.

TABLE 4 — FINANCIAL CONDITION (As of Balances)

	AS OF

	March 31,	December 31,		%
	2003	2002	Change	Change

(Dollars in thousands except percentages)	(Unaudited)

Cash and cash equivalents	$60,516	$75,501	$(14,985)	(19.8)%

Current assets	$72,667	$89,121	$(16,454)	(18.5)%

Total assets	$83,266	$100,274	$(17,008)	(17.0)%

Working capital	$42,566	$53,001	$(10,435)	(19.7)%

Current liabilities	$30,101	$36,120	$(6,019)	(16.7)%

Long-term debt	$160,000	$160,000	$—	—%

Stockholders’ equity (capital deficiency)	$(107,934)	$(97,086)	$(10,848)	11.2%

Total assets breakdown by segment:
- Brazil	$7,005	$6,818	$187	2.7%
- Mexico	7,294	7,035	259	3.7
- Argentina	4,654	3,959	695	17.6
- Puerto Rico	577	605	(28)	(4.6)
- Corporate and other	63,736	81,857	(18,121)	(22.1)

	$83,266	$100,274	$(17,008)	(17.0)%

     At March 31, 2003, we had $60.5 million of cash and cash equivalents, long-term debt of $160.0 million and a capital deficiency of $107.9 million. This represented a reduction in our cash and cash equivalents position of $15.0 million and an increase in our capital deficiency of $10.8 million as compared with our position at December 31, 2002. Our long-term debt position did not change during the first quarter of 2003, as we had previously drawn the remaining balance available under our $160.0 million facility with AOLTW on December 30, 2002. The decline in our cash and cash equivalents is mainly a result of our operating cash flow loss. The increase in our capital deficiency of $10.8 million reflects our net loss for the quarter ended March 31, 2003 of $28.2 million, partially offset by the amortization of an additional quarter of the Banco Itaú unearned services account, the payment of interest on our senior convertible notes through the issuance of additional stock and the impact on the foreign currency translation adjustment from the appreciation of local currencies versus December 31, 2002.

     Our current assets at March 31, 2003 amounted to $72.7 million, a decrease of $16.5 million, or 18.5%, as compared to $89.1 million at December 31, 2002. The decrease in current assets was driven almost entirely by the decrease in cash and cash equivalents, as explained above. Current liabilities decreased $6.0 million, or 16.7%, to $30.1 million at March 31, 2003, from $36.1 million at December 31, 2002 as a consequence of reduced spending on marketing activities and operating costs.

     Cash Flows and Liquidity. Table 5 illustrates our consolidated cash flows and capital spending by segment for the periods indicated:

TABLE 5 — CASH FLOWS & CAPITAL SPENDING

	QUARTER ENDED

	March 31,	March 31,		%
(Dollars in thousands, except percentages)	2003	2002	Change	Change

	(Unaudited)	(Unaudited)
Condensed Cash Flow Statement:
Cash and cash equivalents, beginning of period	$75,501	$46,676	$28,825	61.8%

Cash flow (used in) provided by :
Operating activities	(15,128)	$(43,778)	$28,650	(65.4)
Investing activities	(344)	(558)	214	(38.4)
Financing activities	—	17,341	(17,341)	(100.0)
Effect of exchange rate changes on cash and cash equivalents	487	63	424	673.0

Net decrease in cash and cash equivalents	(14,985)	(26,932)	11,947	(44.4)

Cash and cash equivalents, end of period	$60,516	$19,744	$40,772	206.5%

Capital spending by segment:
- Brazil	$(35)	$(396)	$361	(91.2)%
- Mexico	(78)	(31)	(47)	151.6
- Argentina	(91)	(7)	(84)	1,200.0
- Puerto Rico	(144)	(6)	(138)	2,300.0
- Corporate and other	4	(118)	122	(103.4)

	$(344)	$(558)	$214	(38.4)%

     Cash and Cash Equivalents and Liquidity

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

     In the event the $160.0 million in senior convertible notes were to be converted by AOLTW, an additional 44,150,105 shares of preferred stock would be issued to AOLTW, increasing the economic ownership by America Online and its affiliates in AOLA to 53.7% and their relative voting strength to 65.1%, also assuming conversion of the warrant granted to America Online at the date of our IPO and the options granted to its employees who are members of our Board of Directors. Interest payments on the senior convertible notes over the remaining life of the notes will total approximately $71.4 million, assuming the notes are not converted to stock prior to their maturity. Because we intend to pay interest through the issuance of additional shares of preferred stock, we expect America Online’s relative ownership and voting strength to continue to increase over the foreseeable future.

     At the end of the quarter ended March 31, 2003, our cash and cash equivalents on hand totaled $60.5 million, a decline of $15.0 million, or 19.8%, as compared to the level at December 31, 2002. We anticipate that the cash on hand at March 31, 2003 will be sufficient to fund operations into the first quarter of 2004, based upon our current operating budget. We are currently analyzing various modifications to our operations to address our cash needs beyond 2003. There is no commitment or obligation from America Online, AOLTW or the Cisneros Group to fund any of our future requirements. There can be no assurance that we will be successful in modifying our operations to conserve cash nor have we identified additional financing sources at this time. An additional restriction on our ability to obtain additional funding is that the holders of the senior convertible notes can require that the proceeds of any such financing be used to repay the senior convertible notes.

     Operating Activities

     Cash used by operations in the first quarter of 2003 narrowed to $15.1 million, as compared to $43.8 million during the quarter ended March 31, 2002. This improvement in cash flow required by operations was driven primarily by a reduction in net loss from operations.

     Financing Activities.

     We did not have any cash provided by financing activities during the first quarter of 2003. During the quarter ended March 31, 2002, cash provided by financing activities was $17.3 million, and consisted of the first draw under the AOLTW Note Purchase Agreement.

     On March 31, 2003, we made our fourth payment of interest on the AOLTW notes, which covered the period from January 1 through March 31, 2003. The interest payment of $4.4 million was made through the issuance of 10,513,739 shares of series B preferred stock to AOLTW, based on an average price of $0.4185 per share. Depending on market conditions at the time, a decision to pay the interest on the AOLTW Notes through the issuance of additional shares could result in additional and significant dilution to existing stockholders. Given our focus on cash preservation, we expect to make future payments of interest through the issuance of additional shares of stock.

     Investing Activities and Capital Spending

     Cash used by investing activities was $0.3 million in the first three months of 2003, compared to cash used by investing activities of $0.6 million in the first quarter of 2003, and was attributable entirely to capital expenditures in support of business operations.

     Capitalization

     As displayed in Table 6 below, at March 31, 2003, we had 135,135,137 shares of class A common stock outstanding (equivalent to a weighted average of 125,303,515 shares in the first quarter for purposes of calculating first quarter earnings per share), up from 67,070,065 shares of common stock in the first quarter of 2002. The increase in common shares outstanding was due to the conversion of preferred shares by America Online and the Cisneros Group in support of our efforts to comply with the market capitalization requirement of the Nasdaq SmallCap Market.

TABLE 6 — CAPITAL (Period End Balances)

	As of

	March 31,	December 31,		%
	2003	2002	Change	Change

	(Unaudited)
(In thousands, except share amounts and percentages)

Stockholders’ equity (capital deficiency)
Preferred Stock, Common Stock and additional paid-in capital	$812,280	$807,855	$4,425	0.55%
Accumulated deficit	(780,050)	(751,878)	(28,172)	3.75
Other, mainly unearned services	(140,164)	(153,063)	12,899	8.43

	$(107,934)	$(97,086)	$(10,848)	11.17%

Shares outstanding
Series B Preferred Stock	101,220,058	126,876,099	(25,656,041)	(20.22)%

Series C Preferred Stock	79,518,702	111,413,994	(31,895,292)	(28.63)

Class A Common Stock	135,135,137	67,070,065	68,065,072	101.48

Shares available for issuance
Preferred shares outstanding	180,738,760	238,290,093	(57,551,333)	(24.15)%
AOL Warrant	16,541,250	16,541,250	—	—
AOLTW Senior Convertible Note	44,150,105	44,150,105	—	—
Stock Options	15,560,261	22,808,333	(7,248,072)	(31.78)

	256,990,376	321,789,781	(64,799,405)	(20.14)%

     In addition, as of March 31, 2003 we had anti-dilutive securities, all of which are convertible or exercisable into shares of our class A common stock, consisting of options to purchase 15,560,261 shares of our class A common stock, a warrant issued to America Online for 16,541,250 shares, our series B preferred stock (101,220,058 shares), our series C preferred stock (79,518,702 shares), and our $160.0 million senior convertible notes issued to AOLTW (44,150,105 shares).

     As shown in table 7 below, if all of these anti-dilutive securities were converted or exercised, an additional 256,990,376 of class A common stock would have been outstanding at March 31, 2003. We refer to these securities as anti-dilutive securities because if they were exercised or converted into shares of class A common stock, they would decrease our basic and diluted loss per share as calculated under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). In accordance with U.S. GAAP, the potential effect of these anti-dilutive securities, which are or will all be convertible or exercisable into class A common stock, was not included in the calculation of loss per share.

TABLE 7 — WEIGHTED AVERAGE SHARES

	QUARTER ENDED

	March 31,	March 31,		%
	2003	2002	Change	Change

	(Unaudited)	(Unaudited)		%
Weighted average number of common shares outstanding	125,303,515	67,059,909	58,243,606	86.9%

Plus: effect of potential dilutive common shares from:
** Stock options	15,682,846	15,161,390	521,456	3.4
** AOL warrant	16,541,250	16,541,250	—	—
** Convertible debt	44,150,105	1,060,829	43,089,276	4,061.8
** Preferred stock
— Series B	95,930,843	116,010,456	(20,079,613)	(17.3)
— Series C	84,125,800	111,413,994	(27,288,194)	(24.5)

	256,430,844	260,187,919	(3,757,075)	(1.4)

Pro forma fully diluted weighted average shares	381,734,359	327,247,828	54,486,531	16.7%

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

     There can be no assurance that we will satisfy the $1.00 minimum bid price requirement by June 30, 2003. However, if our market capitalization is in excess of $50.0 million based on the closing bid price of our class A common stock on July 14, 2003, we will receive an additional 90 day grace period in which to satisfy the $1.00 minimum bid price requirement. In the event that we do not satisfy this requirement, we expect that our class A common stock would trade on the Over-the-Counter Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last-sales prices, and volume information for more than 3,600 equity securities.

CRITICAL ACCOUNTING POLICIES

     The Securities and Exchange Commission has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting that companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to a company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. We believe the following represent our critical accounting policies as contemplated by FRR 60. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 2 to the consolidated financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

     Under the terms of our original strategic alliance with Banco Itaú, which was in effect until December 14, 2002, Banco Itaú was required to offer at least one hour of subsidized usage per month to subscribers of the co-branded service following the expiration of a subscriber’s trial period. Banco Itaú could also choose to provide its customers additional subsidized time beyond the one-hour obligation. In addition, Banco Itaú was required to pay us a nominal amount for subscribers who had not used the service during the previous month and who were beyond their free trial period. We record amounts paid to us by Banco Itaú on behalf of its customers for subsidies, which it chooses or is required to make, as a reduction of marketing expenses and not as subscriber revenues. Amounts paid directly to us by subscribers that exceed the time subsidized by Banco Itaú are included in subscription revenues. Were we to recognize payments from Banco Itaú as revenues, our subscriber revenues and sales and marketing expense would be higher than currently reported. Under the terms of the revised marketing agreement, Banco Itaú is no longer required to offer or make such subsidy payments on behalf of its customers. As a result, we expect subsidies received from Banco Itaú to largely cease by the end of the second quarter of 2003.

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

     As of March 31, 2003, we had a value-added tax (“VAT”) receivable from the Argentine government of approximately $3.8 million. This receivable, which arose in the normal conduct of our business, will be recovered as we make sales in Argentina and make collections from our customers. Given current economic conditions in Argentina, the period of collection could exceed two years. Were the government in Argentina to dishonor its VAT obligation, or force its exchange for securities of lower value, this could result in an impairment of the value of our VAT asset. As of the present date, we have not established any valuation allowances for this asset.

     Stock-based Compensation: Accounting for Stock Options: In December 2002, The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure and Interpretive Guidance on the Application of FASB Statement No. 123, Accounting for Stock-Based Compensation” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the recognition of the cost of options in the statements of operations. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for employee stock-based compensation be displayed more prominently and in tabular form. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 were effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS 148 did not have an impact on our consolidated financial statements; however, we have modified our disclosure as provided for in the new standard.

     We follow the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 123”), which established a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method of accounting for their employee stock compensation plans. This pronouncement also allows an entity to continue to measure compensation cost for those plans based on Accounting Principles Board (“APB”) Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and disclose the pro forma net income and net income per share as if the fair value method had been applied in measuring cost. Compensation cost is determined based on the intrinsic value of the stock options as required by the provisions of APB 25.

     Accordingly, as a result of applying the intrinsic value method of accounting to stock options we have issued, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant. Expense recognized in relation to the granting of stock options issued below market price totaled approximately $25,000 in the quarter ended March 31, 2003 and $75,000 in the quarter ended March 31, 2002 related to an option grant issued to our Chief Executive Officer. Had we accounted for stock options issued to our employees using the fair value method, our stock-based compensation expense would have been $0.5 million in the quarter ended March 31, 2003, and $1.0 million in the quarter ending March 31, 2002.

     Property and Equipment – Accrual for Lease Abandonment. Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation. Depreciation or amortization is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever are shorter. Long-lived assets and identifiable intangibles related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the abandonment of leased facilities at our Fort Lauderdale offices, during the years ended December 31, 2002 and 2001, we established an accrual related to the future lease commitments for the facilities that are not expected to be utilized going forward of approximately $1.0 million and $900,000. In the year ended December 31, 2001, we also incurred a charge of approximately $0.5 million related to the impairment of leasehold improvements and furniture associated with the abandoned facilities. These accruals will have the effect of reducing reported rent expense and amortization expense of leasehold improvements and furniture going forward.

     Deferred Tax Assets. Deferred income tax assets and liabilities are determined based on the difference between financial reporting and the tax bases of assets and liabilities. We measure these taxes using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Given our history of operating losses, we have significant tax loss carry-forward assets, which we have fully reserved to reduce their carrying value to zero. In the event we were to determine that such assets would eventually be utilized, we would reverse the related valuation allowances and recognize a benefit related to these assets.

NON-AUDIT SERVICES TO BE PERFORMED BY OUR INDEPENDENT AUDITORS

     We anticipate that our independent auditors, Ernst & Young LLP, will perform the following types of non-audit services during the course of this fiscal year:

•	Tax advisory services

•	Audit-related services

We intend to seek approval by the Audit Committee of our Board of Directors for these non-audit services.

FORWARD LOOKING STATEMENTS

     This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: efforts to target higher-value members and the results of those efforts, future membership levels and the composition of our membership base, the timing and impact of marketing agreements with third parties, including Banco Itaú and McDonald’s, on our membership and future financial performance, future revenues, future advertising and marketing efforts, the benefits we expect to receive from our strategic alliance with Banco Itaú, future cost of revenues, sales and marketing costs and other expenses, our expectation that cash on hand will be sufficient to fund our operations into the first quarter of 2004, the form of and amount of future interest payments on our 11% senior convertible notes, future financing requirements, future costs related to the supplemental services we plan to test, prepaid plan offerings in Mexico, the lack of future subsidies from Banco Itaú and future results of our operations in Argentina.

     These forward-looking statements are subject to a number of risks and uncertainties, which are described in our Annual Report on Form 10-K/A for the period ended December 31, 2002, and from time to time in other reports we file with the SEC, as well as the following risks and uncertainties: our limited cash position, the impact our continued losses will have on our ability to finance our operations, our limited operating history, the actions of our competitors, our ability to retain members, uncertainty relating to our ability to convert our subscribers into paying subscribers, uncertainty regarding the success of our targeted marketing initiatives , the actions of our competitors, the success of the marketing of the Banco Itaú co-branded service (including new marketing initiatives under the revised agreement with Banco Itaú), the success of the marketing agreement with McDonald’s Brazil, exchange rate fluctuations in Latin America, macroeconomic developments in Brazil and Mexico, our ability to convert members of the Banco Itaú co-branded service to non-subsidized service plans and our ability to penetrate our markets. Actual results could differ materially from those described in the forward-looking statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our reporting currency is the U.S. dollar. However, most of our revenues are received in the currencies of the countries in which we offer our interactive services. The currencies of many Latin American countries, including Brazil, Mexico and Argentina, have experienced substantial volatility, including prolonged periods of devaluation, in the past. From January 1, 2002 through December 31, 2002, the Brazilian real devalued by approximately 35% and the Mexican peso devalued by approximately 12%. From January 11, 2002 (the date of resumption of trading in the Argentine peso) through December 31, 2002, the Argentine peso devalued by approximately 66%. However, recently, local currencies have experienced appreciation as market sentiment became supportive. From January 1, 2003 through May 6, 2003, the Brazilian real appreciated by approximately 17%, while both the Mexican and Argentine pesos have experienced recent strengthening.

     If the currencies of the countries in which we operate depreciate and we do not or are unable to increase our prices, our revenues from our services will decline in U.S. dollar terms. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. However, we believe that to the extent that we have substantial expenses in excess of revenues in each of our principal currencies, our exposure to currency fluctuations will be reduced. Therefore, to date, we have not tried to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts as a vehicle for hedging. Our business may be adversely affected as a result of foreign currency exchange rate fluctuations if we fail to enter into economic hedging transactions. Future currency exchange losses may be increased if we become subject to exchange control regulations restricting our ability to convert local currencies into U.S. dollars.

     As of March 31, 2003, we had total assets in Argentina totaling approximately $4.7 million, of which approximately $3.8 million is related to a local-currency denominated VAT receivable from the Argentine government. The short-term portion of the VAT receivable, which is equal to $1.0 million, is classified under other receivables in Current Assets while the long-term portion, which is equal to $2.8 million, is classified under Other Assets in the Consolidated Balance Sheet at March 31, 2003. This VAT receivable is not subject to expiration.

     To date, our consolidated results of operations have not been materially impacted by inflation, although rates of inflation have been increasing recently. Inflation was 12% in Brazil during calendar 2002, an increase from 6% in calendar 2001. Inflation in Argentina from January 2002 through February 2003 reached a cumulative 40%. Inflation in Mexico was 5.5% from January 2002 through December 2002.

     We are exposed to market risk as it relates to changes in the market value of our investments. As of March 31, 2003, we had no material investments in marketable securities.

CONTROLS AND PROCEDURES

(A)	Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer evaluated, within ninety days prior to the date of this report, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). These officers have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(B)	Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)

	As of

	March 31,	December 31,
	2003	2002

	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$58,098	$74,586
Short-term money market investments	2,418	915

Total cash and cash equivalents	60,516	75,501
Trade accounts receivable, less allowances of $404 (December 31, 2002 - $709)	3,197	3,567
Other receivables	1,980	2,090
Prepaid expenses and other current assets	6,974	7,963

Total current assets	72,667	89,121
Property and equipment, net	6,505	6,983
Investments, including securities available-for-sale (at fair value)	164	158
Product development and other intangible assets, net	185	285
Other assets	3,745	3,727

TOTAL ASSETS	$83,266	$100,274

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
CURRENT LIABILITIES
Trade accounts payable	$4,485	$8,746
Payables to affiliates	4,856	6,893
Other accrued expenses and liabilities	7,044	7,369
Deferred revenue	4,730	5,019
Accrued personnel costs	6,626	6,462
Other taxes payable	2,360	1,631

Total current liabilities	30,101	36,120
Other non-current liabilities	1,099	1,240
Senior convertible notes	160,000	160,000

Total liabilities	191,200	197,360

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

Preferred stock, $.01 par value; 1,000,000,000 shares authorized:
Series B and C cumulative redeemable convertible; 350,000,000 shares of series B and 300,000,000 shares of series C authorized:
Series B — $299,167 liquidation value; issued and outstanding shares - 101,220,058 (December 31, 2002 - 126,876,099)	1,012	1,269
Series C — $238,175 liquidation value; issued and outstanding shares - 79,518,702 (December 31, 2002 - 111,413,994)	795	1,114
Series D and E cumulative redeemable convertible; 25,000,000 shares authorized each; none issued or outstanding	—	—

	1,807	2,383
Common stock, $.01 par value; 2,250,000,000 shares authorized:
Class A—1,400,000,000 shares authorized; issued and outstanding shares - 135,135,137 (December 31, 2002 - 67,070,065)	1,352	671
Class B and C — 450,000,000 shares of series B and 400,000,000 shares of series C authorized; none issued and outstanding	—	—

	1,352	671
Additional paid-in capital	809,096	804,801
Unearned services	(136,702)	(147,045)
Accumulated other comprehensive loss	(3,437)	(6,018)
Accumulated deficit	(780,050)	(751,878)

Total stockholders’ equity (capital deficiency)	(107,934)	(97,086)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	$83,266	$100,274

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS — (Unaudited)
For the Three Months Ended March 31, 2003 and 2002
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Subscriptions	$14,958	$15,688
Advertising and other	1,337	2,473

Total revenues	16,295	18,161

Costs and expenses:
Cost of revenues	16,569	32,060
Sales and marketing	16,539	30,444
General and administrative	6,965	9,096

Total costs and expenses	40,073	71,600

Loss from operations	(23,778)	(53,439)
Other (expenses) income, net	(4,421)	526

Loss before income taxes	(28,199)	(52,913)
Income taxes	27	—

Net loss	(28,172)	(52,913)
Less: Dividends on Series B and C preferred shares	3,033	4,651

Net loss applicable to common stockholders	$(31,205)	$(57,564)

Loss per common share, basic and diluted	$(0.25)	$(0.86)

Weighted average number of common shares outstanding	125,303,515	67,059,909

SUPPLEMENTAL RELATED PARTIES DISCLOSURE:

Transactions with affiliated parties are reflected in the consolidated statements of operations as follows:
Subscription revenues	$1,112	$823
Advertising and other revenues	708	366
Cost of revenues	3,947	6,184
Sales and marketing	10,311	10,391
General and administrative	130	1,534
Interest Expense	4,400	109

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY) — (Unaudited)
(In thousands, except share amounts)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
					paid-in	Unearned	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	services*	income (loss)	deficit	Total

BALANCES AT DECEMBER 31, 2002	238,290,093	$2,383	67,070,065	$671	$804,801	$(147,045)	$(6,018)	$(751,878)	$(97,086)
Net loss	—	—	—	—	—	—	—	(28,172)	(28,172)
Foreign currency translation adjustment	—	—	—	—	—	—	2,581	—	2,581

Total comprehensive loss									(25,591)
Interest paid with issuance of Series B preferred shares	10,513,739	105	—	—	4,295	—	—	—	4,400
Conversion of preferred shares to common	(68,065,072)	(681)	68,065,072	681	—	—	—	—	—
Non-cash marketing expense amortization ***	—	—	—	—	—	10,318	—	—	10,318
Non-cash compensation expense **	—	—	—	—	—	25	—	—	25

BALANCES AT MARCH 31, 2003	180,738,760	$1,807	135,135,137	$1,352	$809,096	$(136,702)	$(3,437)	$(780,050)	$(107,934)

*	Unearned services includes $253.6 million associated with stock issued to Banco Itaú, net of related costs accrued as of June 30, 2000. See accompanying note 4 included herein.

**	Non-cash compensation expense includes $0.9 million intrinsic value of stock options granted less $0.6 million in deferred compensation cost related to an employee stock option grant.

***	Represents the amortization associated with the stock issued to Banco Itaú for the marketing services strategic alliance . See accompanying note 4 included herein.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)
For the Three Months Ended March 31, 2003 and 2002
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

OPERATING ACTIVITIES
Net loss	$(28,172)	$(52,913)
Adjustments to reconcile net loss to net cash used in operating activities:
(Benefit) provision for uncollectible accounts	(62)	(61)
Depreciation and amortization	969	1,339
Loss (gain) from investment securities	(6)	7
Non-cash marketing expense (Note 5)	10,318	10,318
Non-cash stock based compensation expense	25	75
Issuance of preferred stock in lieu of interest due to affiliate	4,400	—
Changes in operating assets and liabilities:
Trade accounts receivable	435	(273)
Other operating assets	1,436	(4,755)
Operating liabilities	(4,762)	(977)
Deferred revenues	(246)	(411)
Payables to affiliates	537	3,873

Net cash used in operating activities	(15,128)	(43,778)

INVESTING ACTIVITIES
Capital spending	(344)	(558)

Net cash (used in) provided by investing activities	(344)	(558)

FINANCING ACTIVITIES
Proceeds from issuance of senior convertible note (Note 4)	—	17,300
Proceeds from stock options exercised	—	41

Net cash provided by financing activities	—	17,341

Effect of exchange rate changes on cash and cash equivalents	487	63

Net decrease in cash and cash equivalents	(14,985)	(26,932)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,501	46,676

CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,516	$19,744

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$37	$—

Interest paid	$4	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— Unaudited —

NOTE 1 – BASIS OF PRESENTATION

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

     The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Annual Report on Form 10-K/A of America Online Latin America, Inc. (“AOLA” or the “Company”) for the year ended December 31, 2002, which summarizes the significant accounting policies used in determining the financial position, cash flows and results of operations of AOLA’s business segments. Certain reclassifications have been made for consistent presentation.

NOTE 2 – BACKGROUND AND ORGANIZATION

     AOLA began operations in December 1998. Also in December 1998, AOLA acquired America Online Inc.’s (“America Online”) Latin American CompuServe Classic subscribers. AOLA launched its first online service in Brazil in November 1999. The Mexico and Argentina country services were launched in July 2000 and August 2000, respectively. Under an agreement with America Online, AOLA also provides certain Spanish language content to America Online’s subscribers in Puerto Rico and markets the AOL branded service in Puerto Rico. On August 11, 2000, AOLA completed its initial public offering (“IPO”) of 25,000,000 shares of its class A common stock, raising approximately $187.4 million in net proceeds. In September 2000, the underwriters of the IPO exercised a portion of their over-allotment option and purchased an additional 2,062,500 shares of class A common stock, raising approximately $15.6 million in additional net proceeds.

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

     AOLA derives its revenues principally from subscription fees from its AOLA country services, and to a lesser extent, from advertising and other revenue sources. AOLA currently has the exclusive right to offer AOL-branded PC-based online services in Latin America. Under its license agreement with America Online, it also has the exclusive right to offer AOL-branded TV-based online services in Latin America if America Online develops these services. AOLA also has the exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by America Online for commercial launch on or before August 7, 2004.

     During fiscal year 2001, AOLA’s principal stockholders, America Online, the Cisneros Group and Banco Itaú, signed a stock purchase agreement under which they agreed to provide an aggregate of $150.0 million in additional capital.

     On March 8, 2002, AOLA entered into a note purchase agreement with AOL Time Warner (“AOLTW”), the parent company of America Online. Under the note purchase agreement, AOLTW made available to AOLA, subject to standard borrowing conditions, $160.0 million in exchange for senior convertible notes of AOLA due in March of 2007. AOLA drew down the remaining balance available under the note purchase agreement on December 30, 2002. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of AOLA’s class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at any time at the option of the holder, and will be redeemable by AOLA at any time after September 11, 2003, subject to the holder’s right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if AOLA raises additional debt or equity funds. Interest is payable either in cash or preferred stock, at AOLA’s option. If interest is paid in shares, the price per share is to be determined based on the average closing price of the class A common stock for the twenty trading dates prior to the date of payment.

     From inception through March 31, 2003, AOLA’s operations have been financed through capital raised from the Cisneros Group ($213.9 million), America Online ($116.3 million) and Banco Itaú ($19.9 million), the proceeds generated by AOLA’s IPO, the exercise of the over-allotment option and an issuance of senior convertible debt to AOLTW ($160.0 million). As of March 31, 2003, all of the net proceeds generated by the IPO and the over-allotment option (approximately $203.1 million) had been used for working capital purposes and to fund the losses generated by AOLA’s operations.

     The Company anticipates that the cash on hand at March 31, 2003 will be sufficient to fund operations into the first quarter of 2004, based upon the current operating budget. AOLA is currently analyzing various alternatives to address its cash needs beyond the first quarter of 2004. There can be no guarantee that the Company will be successful nor has the Company identified additional financing sources at this time. An additional restriction on AOLA’s ability to obtain additional funding is that the holders of the senior convertible notes can require that the proceeds of any such financing to be used to repay the senior convertible notes. There is no commitment or obligation from America Online, AOLTW or the Cisneros Group to fund any of AOLA’s future requirements.

NOTE 3 – LOSS PER COMMON SHARE AND STOCK-BASED COMPENSATION

     Loss per Common Share

     The following table presents the calculation of basic and diluted net loss per common share for the three-month periods ended March 31, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)	(Unaudited)
Net loss	$(28,172)	$(52,913)
Less: Dividends on Series B and C preferred shares	3,033	4,651

Net loss applicable to common stockholders	$(31,205)	$(57,564)

Weighted average number of common shares outstanding	125,304	67,060

LOSS PER COMMON SHARE, Basic and diluted	$(0.25)	$(0.86)

     In January 2003, America Online and the Cisneros Group converted a total of 36,169,780 shares of series B and 31,895,292 shares of series C preferred stock into shares of class A common stock, respectively, at the request of AOLA. This conversion was designed to increase the total market capitalization of AOLA’s class A common stock, in order to comply with the minimum market capitalization requirements of the NASDAQ SmallCap market. As a result of this conversion, the total number of shares of class A common stock outstanding increased to 135,135,137 shares, and the wighted average of common shares outstanding increased to 125,303,515.

     AOLA has the intention and unconditional right to redeem the preferred stock by issuing common stock. There is no difference between AOLA’s basic and diluted loss per share since the effect of any contingently issuable common stock on loss per share is anti-dilutive for all periods presented. Potential anti-dilutive securities as of March 31, 2003 and $75,000 in the quarter ended March 31, 2002 are set forth on the table below:

	As of

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Unaudited)
Series B Preferred Stock	101,220,058	126,876,099
Series C Preferred Stock	79,518,702	111,413,994
AOL Warrant	16,541,250	16,541,250
AOLTW Senior Convertible Note	44,150,105	44,150,105
Stock Options	15,560,261	15,073,797

	256,990,376	314,055,245

     Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure and Interpretive Guidance on the Application of FASB Statement No. 123, Accounting for Stock-Based Compensation” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the recognition of the cost of options in the statements of operations. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for employee stock-based compensation be displayed more prominently and in tabular form. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 were effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS 148 did not have an impact on our consolidated financial statements; however, we have modified our disclosures as provided for in the new standard.

     AOLA follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 123”), which established a fair value based method of accounting for stock-based compensation plans. This pronouncement allows an entity to continue to measure compensation cost for those plans based on Accounting Principles Board (“APB”) Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and disclose the pro forma net income and net income per share as if the fair value method had been applied in measuring cost. Compensation cost is determined based on the intrinsic value of the stock options as required by the provisions of APB 25.

     Accordingly, as a result of applying the intrinsic value method of accounting to stock options AOLA has issued, compensation expense has not been recognized for options granted with an exercise price equal to market value at the date of grant. Expense recognized in relation to the granting of stock options issued below market price totaled approximately $25,000 for the quarter ended March 31, 2003 and $75,000 in the quarter ended March 31, 2002 related to an option grant issued to our Chief Executive Officer. Had the Company accounted for stock options issued to our employees using the fair value method, our stock-based compensation expense would have been $0.5 million in the quarter ended March 31, 2003, and $1.0 million in the quarter ending March 31, 2002.

     The following table presents AOLA’s net loss and loss per common share assuming AOLA had used the fair value method to recognize compensation expense with respect to its options:

	Quarter Ended
	March 31,

(in thousands, except per share data)	2003	2002

	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders — reported	$(31,205)	$(57,564)

Recorded employee stock-based compensation	$25	$75
Employee stock-based compensation under fair value method	$(498)	$(1,040)
Pro forma net loss	$(31,678)	$(58,529)

Loss per common share — reported	$(0.25)	$(0.86)
Loss per common share — pro-forma	$(0.25)	$(0.87)

NOTE 4 – 11% SENIOR CONVERTIBLE NOTES

     On March 8, 2002, AOLA entered into the Note Purchase Agreement with AOLTW under which AOLTW made available to AOLA, subject to standard borrowing conditions, $160 million in exchange for AOLA 11% senior convertible notes due in 2007 (the “Notes”).

     The Notes are convertible into Series B Redeemable Convertible Preferred Stock (“Series B Stock”), which is the series of preferred stock currently held by America Online and AOLTW. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% above the closing trading price of AOLA’s class A common stock on March 8, 2002). The Notes are convertible at any time at the option of the holder, and will be redeemable by AOLA at any time 18 months after the date of the note purchase agreement, subject to the holders’ right to convert the Notes into preferred stock. In addition, the Notes are required to be repaid, at the option of the holder, in the event of significant asset sales or if AOLA raises additional debt or equity funds.

     If the entire $160 million principal amount of the Notes were to be converted by AOLTW, an additional 44,150,105 shares of Series B Stock would be issued to AOLTW, increasing its economic ownership in the company to 53.7%, and its relative voting strength to approximately 65.1%, assuming conversion of a warrant held by America Online (the “AOL Warrant”) that is immediately exercisable to purchase approximately 16.5 million shares of any combination of AOLA’s series B preferred stock, class B common stock or class A common stock. Although the conversion of the Notes, the payment of dividends and interest in additional shares of voting stock and the exercise of the AOL Warrant could each result in AOLTW and its affiliates holding more than 50% of the outstanding voting stock of AOLA, it would not alter other corporate governance provisions or result in a change of control.

     Interest on the Notes is due quarterly and is payable either in cash or preferred stock at AOLA’s option. In the event that interest is paid in shares, the price per share is determined based on the average closing price of AOLA’s class A common stock for the twenty trading dates ending on the second trading day prior to the date of payment. Interest payments on the Notes could total approximately $80 million over the life of the Notes, assuming they are not converted or redeemed prior to their March 2007 maturity date. AOLA issued its final note to AOLTW on December 30, 2002, for the balance remaining under the note purchase agreement. As of March 31, 2003, $160.0 million of senior convertible notes were outstanding.

     Interest on the Notes for the first quarter of 2003 amounted to $4.4 million and was paid through the issuance of 10,513,739 shares of AOLA’s series B preferred stock. To the extent interest is paid in stock, interest expense does not represent a cash outlay. Given the Company’s focus on cash preservation, AOLA expects future payments of interest to be made through the issuance of new shares of series B preferred stock.

NOTE 5 – BANCO ITAÚ STRATEGIC MARKETING ALLIANCE

     In June 2000, AOLA entered into a ten-year strategic alliance with Banco Itaú, one of the largest banks in Latin America. AOLA launched a co-branded, customized version of the America Online Brazil service that Banco Itaú began marketing to its customers in December 2000 and Banco Itaú is obligated to promote the co-branded service as the principal means of accessing Banco Itaú’s interactive financial services. As of December 31, 2002, Banco Itau reported that it had approximately 9.2 million active customers, of which 2.6 million were registered to use online banking services, primarily through Banco Itaú’s proprietary service, as well as the

AOL co-branded service. AOLA believes that this relationship will enable it to expand its Internet presence in Brazil by allowing it to gain access to Banco Itaú’s online as well as offline customer base.

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

     On December 14, 2002, AOLA entered into an agreement that restructured the strategic marketing alliance with Banco Itaú. Under the terms of the revised agreement, AOLA oversees, in large part, the marketing activities for the co-branded service. Under the terms of the prior agreement, AOLA did not have control of the actual execution of the marketing services provided by Banco Itaú. Banco Itaú is obligated to establish kiosks and point-of-sale displays inside hundreds of its bank branches for the promotion of the co-branded service, which are staffed by promoters trained by AOL Brazil. Potential subscribers are able to sample the co-branded service and will be offered the opportunity to register in the branch. Furthermore, Banco Itaú is required to distribute, at AOLA’s direction, CD-ROMs containing the software for the co-branded service, in connection with the in-branch promotions and through direct mail. In addition, Banco Itaú is required to produce and broadcast a certain number of television commercials promoting the co-branded service and is required to provide exclusive or preferred online banking benefits to subscribers to the co-branded service. Banco Itaú is responsible for the cost of these marketing efforts. The modified marketing arrangements will remain in effect through January 2006, although the ten-year term of the original agreement has not changed.

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

     Prior to December 14, 2002, Banco Itaú was required to offer its subscribers at least one hour of subsidized usage per month following the expiration of their trial period, although Banco Itaú was responsible to AOLA only for actual usage by the subscriber. Banco Itaú may no longer choose to provide subsidized hours to customers who become subscribers to the co-branded service after December 14, 2002, although Banco Itaú at its option may continue to subsidize hours for certain customers who were subscribers to the co-branded service prior to December 14, 2002. Furthermore, Banco Itaú will no longer be required to pay AOLA a nominal amount for subscribers who have not used the service during the previous month and who are no longer in their free trial period, except during a short transition period.

     Banco Itaú customers who become subscribers to the co-branded service following the date of the revised marketing agreement are entitled to a free trial period to be defined by AOLA (currently one month) and, if they subscribe to the monthly unlimited-use plan, are entitled to a 20% discount off the standard price. During the transition period described above, subscribers to the co-branded service who as of December 14, 2002 did not currently use the service or who did not subscribe to a paid plan have been given a limited time to move to the discounted 20% plan or to other payment options. Those who fail to elect a plan have had or will have their co-branded service discontinued. AOLA believes that the majority of the subscribers to the Banco Itaú co-branded service to be terminated as a result of not having chosen plan were terminated during the first quarter of 2003.

     As there are potential specific payments related to performance targets in the first five years of the agreement, AOLA is expensing $164.8 million of the cost of the agreement on a straight-line basis over that period, based on the original valuation of the penalties. AOLA is expensing the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement. The amortization of the unearned service related to the Banco Itaú strategic alliance amounted to $10.3 million for each of the quarters ended March 31, 2003 and 2002. This expense is included in the accompanying consolidated statements of operations as part of sales and marketing expenses. The amortization period was not changed as a result of the revisions made to the marketing agreement with Banco Itaú.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

     As of March 31, 2003, America Online had billed AOLA approximately $3.8 million over and above amounts the Company had recorded in its statements of operations. The difference relates to a portion of items under dispute, primarily for support services provided by America Online. AOLA is currently negotiating with America Online regarding the total amount in dispute and at this point does not expect to pay the approximately $3.8 million difference. As a result, this amount is not reflected in AOLA’s consolidated statement of operations. In the event AOLA is unable to negotiate a favorable resolution of this dispute, the Company may be required to recognize an incremental charge to its future cost of revenues. AOLA is also currently negotiating the method for calculating amounts due for 2003 under its online services agreement with America Online.

     AOLA is subject to litigation and claims arising in the ordinary course of business, none of which the outcome is expected to have a material impact on its financial condition or results of operations.

NOTE 7 – SEGMENT INFORMATION

     AOLA considers markets in which it has launched its AOLA services as operational segments and reports its operations on a country-by-country basis. In determining operating segments, AOLA internally reviewed the current management structure that reports to the chief operating decision-maker (“CODM”) and analyzed the reports received by the CODM to allocate resources and measure performance.

     Each of AOLA’s operating segments derives its revenues from interactive services through subscription revenues and advertising, commerce and other revenues. Interactive services consist of the delivery of AOLA’s interactive products, including the AOLA country services and portals. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in our 2002 Annual Report on Form 10-K/A. The table below presents a reconciliation of the combined segment information to AOLA’s reported revenues and operating loss as included in the Consolidated Statement of Operations for the periods indicated (in thousands):

	(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues Breakdown:
Subscriptions
- Brazil	$5,516	$6,491
- Mexico	5,693	6,219
- Argentina	399	745
- Puerto Rico	3,317	2,216
- Corporate and other	33	17

	14,958	15,688

Advertising and other
- Brazil	669	1,493
- Mexico	298	672
- Argentina	100	164
- Puerto Rico	91	128
- Corporate and other	179	16

	1,337	2,473

Total
- Brazil	6,186	7,984
- Mexico	5,991	6,891
- Argentina	499	909
- Puerto Rico	3,408	2,344
- Corporate and other	211	33

	$16,295	$18,161

Income/(loss) from operations
- Brazil	$(16,253)	$(29,661)
- Mexico	(3,258)	(16,540)
- Argentina	(363)	(1,665)
- Puerto Rico	351	(173)
- Corporate and other	(4,255)	(5,400)

	$(23,778)	$(53,439)

     The following table presents a reconciliation of reportable segment assets and long-lived assets to the consolidated financial statement totals as of the dates indicated (in thousands):

	March 31,	December 31,
	2003	2002

	(Unaudited)
Total assets
- Brazil	$7,005	$6,818
- Mexico	7,294	7,035
- Argentina	4,654	3,959
- Puerto Rico	577	605
- Corporate and other	63,736	81,857

	$83,266	$100,274

Long-lived assets
- Brazil	$2,356	$2,528
- Mexico	1,046	1,304
- Argentina	379	304
- Puerto Rico	346	254
- Corporate and other	2,378	2,593

	$6,505	$6,983

     The following table shows AOLA’s depreciation and amortization and capital spending on a segment basis for the periods indicated (in thousands):

	(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Depreciation and amortization
- Brazil	$351	$545
- Mexico	295	294
- Argentina	32	62
- Puerto Rico	52	6
- Corporate and other	239	432

	$969	$1,339

Capital spending
- Brazil	$(35)	$(396)
- Mexico	(78)	(31)
- Argentina	(91)	(7)
- Puerto Rico	(144)	(6)
- Corporate and other	4	(118)

	$(344)	$(558)

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     Recent Sales and Issuance of Unregistered Securities

     On March 8, 2002, the Registrant entered into a Note Purchase Agreement with AOLTW. Under the Note Purchase Agreement, AOLTW agreed to purchase from the Registrant, prior to December 31, 2002 and subject to standard borrowing conditions, up to $160 million of the Registrant’s senior convertible notes due in March of 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of this financing. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The senior convertible notes are exchangeable for the Registrant’s series B redeemable convertible preferred stock, $.01 par value per share (“series B preferred stock”). The series B preferred stock has ten votes per share and special governance rights. Shares of series B preferred stock are convertible into shares of the Registrant’s class B common stock, $.01 par value per share (“class B common stock”), which can be converted into the Registrant’s class A common stock, $.01 par value per share (“class A common stock”), at any time on a one-for-one basis.

     The class A common stock has only one vote per share and no special governance rights. The series B preferred stock is convertible into class B common stock at any time on a one-for-one basis, which has one vote per share and no special governance rights. On each of March 11, 2002, April 23, 2002, May 28, 2002, July 10, 2002, August 12, 2002, October 18, 2002, November 11, 2002 and December 30, 2002, the Registrant sold senior convertible notes to AOLTW for $17.3 million, $13.0 million, $15.0 million, $13.0 million, $13.0 million, $9.5 million, $12.2 million and $67.0 million, respectively, in principal amount. The initial conversion price, subject to adjustment, is $3.624 per share. The Registrant used the proceeds from these sales for working capital purposes.

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

     On March 31, 2003, AOLA issued 10,513,739 shares of series B preferred stock with a liquidation value of approximately $28.7 million to AOLTW in payment of $4.4 million of interest due on the senior convertible notes for the period January 1, 2003 to March 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

     On February 21, 2003, the holders of a majority of the outstanding preferred stock of the Company voted by written consent to approve an amendment to the Company’s fourth restated certificate of incorporation, as amended.

     On February 24, 2003, the holders of a majority of the outstanding preferred stock of the Company voted by written consent to approve the preparation, execution and filing with the Securities and Exchange Commission of a registration statement on Form S-8 to register additional shares of the Company’s class A common stock that may be reserved for issuance and issued from time to time to employees, directors and consultants of the Company under the Company’s 2000 Stock Plan (the “Plan”).

Item 5. Other Matters

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit 10.1*#	Private Instrument of Transaction and Release, entered into on April 30, 2003, by and between Carlos Dan Trostli, AOL Brasil Ltda. and America Online Latin America, Inc. (the “Company”).

Exhibit 10.2*+	AOL – Brasil Telecom Network Services Agreement Term Sheet, dated April 1, 2003, between AOL Brasil Ltda. and Brasil Telecom S.A.

Exhibit 10.3*+	Agreement for the Assignment of Advertising Space and Other Covenants Between AOL and Brasil Telecom, dated April 1, 2003, between AOL Brasil Ltda. and Brasil Telecom S.A.

Exhibit 10.4@+	Business Cooperation Agreement, dated January 9, 2003, between McDonald’s Comercio de Alimentos Ltda. and AOL Brasil Ltda. (included as Exhibit 10.24 to Amendment No. 1 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.5@	Agreement for Consulting Services, dated February 22, 2003, by and between the Company and America Online, Inc. (included as Exhibit 10.58 to Amendment No. 1 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 (No. No. 000-31181) and incorporated herein by reference).

Exhibit 10.6*+	Agreement for Supplying Telecommunications Infrastructure and Other Covenants, dated February 28, 2003, entered into by Telecomunicações de São Paulo S.A. –TELESP and TELEFONICA Empresas S.A. with AOL Brasil Ltda.

Exhibit 10.7*+	Agreement for the Assignment of Advertising Space, dated December 3, 2002, entered into by Telecomunicações de São Paulo S.A. –TELESP with AOL Brasil Ltda.

99.1*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

@	Incorporated by reference as indicated.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.

*	Filed herewith.

#	Management contract, or compensatory plan or arrangement

     (b)  Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA ONLINE LATIN AMERICA, INC.

DATE: May 13, 2003
/s/ Osvaldo Banos
Osvaldo Banos Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

Exhibit 10.1*#	Private Instrument of Transaction and Release, entered into on April 30, 2003, by and between Carlos Dan Trostli, AOL Brasil Ltda. and America Online Latin America, Inc. (the “Company”).

Exhibit 10.2*+	AOL – Brasil Telecom Network Services Agreement Term Sheet, dated April 1, 2003, between AOL Brasil Ltda. and Brasil Telecom S.A.

Exhibit 10.3*+	Agreement for the Assignment of Advertising Space and Other Covenants Between AOL and Brasil Telecom, dated April 1, 2003, between AOL Brasil Ltda. and Brasil Telecom S.A.

Exhibit 10.4@+	Business Cooperation Agreement, dated January 9, 2003, between McDonald’s Comercio de Alimentos Ltda. and AOL Brasil Ltda. (included as Exhibit 10.24 to Amendment No. 1 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.5@	Agreement for Consulting Services, dated February 22, 2003, by and between the Company and America Online, Inc. (included as Exhibit 10.58 to Amendment No. 1 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 (No. No. 000-31181) and incorporated herein by reference).

Exhibit 10.6*+	Agreement for Supplying Telecommunications Infrastructure and Other Covenants, dated February 28, 2003, entered into by Telecomunicações de São Paulo S.A. –TELESP and TELEFONICA Empresas S.A. with AOL Brasil Ltda.

Exhibit 10.7*+	Agreement for the Assignment of Advertising Space, dated December 3, 2002, entered into by Telecomunicações de São Paulo S.A. –TELESP with AOL Brasil Ltda.

99.1*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

@	Incorporated by reference as indicated.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.

*	Filed herewith.

#	Management contract, or compensatory plan or arrangement