Form 10-Q
period 2003-06-30
AMERICA ONLINE LATIN AMERICA INC
filed 2003-08-14
CIK 1100395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes    [  ]       No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

DESCRIPTION OF CLASS	SHARES OUTSTANDING AS OF AUGUST 11, 2003

Class A common stock – $0.01 par value,	135,136,771
Class B common stock – $0.01 par value,	None
Class C common stock – $0.01 par value,	None

PART I. FINANCIAL INFORMATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS — (Unaudited)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — (CAPITAL DEFICIENCY) — (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)
Notes to Consolidated Financial Statements
PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
EX-10.1 LETTER DATED JULY 22, 2003
EX-10.2 TELMEX LETTER AGREEMENT DATED JUNE 11,2003
EX-31.1 CEO CERTIFICATION PURSUANT SECTION 302
EX-31.2 CFO CERTIFICATION PURSUANT SECTION 302
EX-32.1 CEO & CFO CERTIFICATION SECTION 906

AMERICA ONLINE LATIN AMERICA, INC.

FORM 10-Q

      PART I. FINANCIAL INFORMATION

      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and related footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of America Online Latin America, Inc. (“AOLA” or the “Company”). The MD&A is organized as follows:

•	Overview. This section provides a general description of AOLA’s businesses, as well as recent developments that we believe are important in understanding our results of operations and future trends in our operations.

•	Results of operations. This section provides an analysis of AOLA’s results of operations for the three and six months ended June 30, 2003 relative to the comparable periods in 2002. This analysis is presented on a consolidated basis, but also discusses relevant segment basis figures and results.

•	Financial condition and liquidity. This section provides an analysis of AOLA’s financial condition as of June 30, 2003 and cash flows for the three and six months ended June 30, 2003.

•	Critical accounting policies. This section provides a review of our accounting policies and estimates considered most important to our reported financial condition and results.

•	Forward-looking statements. This section discusses how certain forward-looking statements made by AOLA throughout MD&A and in the consolidated financial statements are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

      This MD&A may not be indicative of the results for the full year and should be read in conjunction with the sections of our audited financial statements and notes thereto as well as our MD&A that are included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

      Overview

      AOLA is one of the leading interactive service providers in Latin America. Our goal is to become Latin America’s leader in the development of the global interactive medium that is changing the way people communicate, stay informed, are entertained, learn, shop and conduct business. We derive our revenues primarily from member subscriptions to our AOLA country services and the AOL-branded service in Puerto Rico. We also generate additional revenues from advertising and other revenue sources. Our comprehensive online services, which are available to subscribing members, are tailored to local interests.

      The AOLA country services and the AOL-branded service in Puerto Rico provide our members with easy and reliable access to local, regional and global online communities, content and localized versions of certain of America Online, Inc.’s (“America Online”) interactive products. Our AOLA country services and the AOL-branded service in Puerto Rico seamlessly integrate the Internet, enabling members to access and explore the Internet. We believe the AOLA country services encourage members to participate in interactive communities through tools such as Spanish and Portuguese versions of AOL Instant Messenger, Buddy Lists, e-mail, public bulletin boards, online meeting rooms, conversations, chat and auditorium events.

      Our markets in Latin America are Brazil, Mexico, Argentina and Puerto Rico. In November 1999, we launched our first AOLA country service, America Online Brazil. As of July 15, 2003, we offered our America Online Brazil service in 274 cities in Brazil. In July 2000, we launched our country service in Mexico, America Online Mexico. As of July 15, 2003, we offered our America Online Mexico service in 58 cities in Mexico. In August 2000, we launched our country service in Argentina, America Online Argentina. As of July 15, 2003, we offered our America Online Argentina service in 22 cities in Argentina. As part of the ongoing development of our service territory, in December 2000 we expanded into Puerto Rico under an agreement with America Online under which America Online transferred its economic interest in its existing subscriber base to us. We receive the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico and include these subscribers in our member totals. Subscribers in Puerto Rico are provided with both English and Spanish-language content through the AOL-branded service. As of July 15, 2003, service in Puerto Rico was offered island-wide.

      In June 2000, we entered into a ten-year strategic alliance with Banco Itaú, one of the largest banks in Latin America. We launched a co-branded, customized version of our America Online Brazil service that Banco Itaú began marketing to its customers in December 2000. Banco Itaú is obligated to promote the co-branded service as the principal means of accessing Banco Itaú’s interactive financial services. We believe that this relationship is important to our Internet presence in Brazil because it allows us to gain access to Banco Itaú’s online as well as offline customer base.

     In January 2003, we entered into an agreement with McDonald’s in Brazil to market our service via kiosks in hundreds of McDonald’s restaurants in Brazil. As part of the agreement, we will pay McDonald’s an initial fee and an annual fee in the aggregate amount of up to $7,000,000 over the term of the agreement, as well as a fee for each new member who becomes a paying member of our AOLA country service in Brazil through this promotion. We have not yet implemented this agreement, but expect to begin to do so in the third quarter of 2003. Our membership level will be significantly influenced by the timing and success of the revised marketing agreement with Banco Itaú, as well as by the marketing agreement with McDonald’s in Brazil.

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

      On December 14, 2002, we amended our strategic marketing alliance with Banco Itaú. Under the terms of the revised agreement, we now oversee, in large part, the marketing activities for the co-branded service. Banco Itaú is obligated to establish kiosks and point-of-sale displays in hundreds of its bank branches for the promotion of the co-branded service, which are staffed by promoters trained by AOL Brazil. The number of promoters varies depending on the success of the marketing efforts, which are reviewed every three months. If the marketing efforts do not meet specified goals, the number of promoters will be decreased, subject to a floor on the number of promoters. Conversely, if the marketing efforts exceed specified levels, the number of promoters will be increased, subject to a maximum number of promoters. Recently, as a result of lower than expected productivity, we began reducing the number of promoters and kiosks in Banco Itaú branches. As discussed below in “—Results of Operations — Recent Developments and Outlook,” Banco Itaú will be required to make certain payments as a result of this reduction. These payments are expected to gradually decrease over time as per the terms of the revised marketing agreement. We have the right to redeploy or reinstate some of the promoters in the branches in the future, in which case we would forego such payments from Banco Itaú.

      Potential subscribers are able to sample the co-branded service and register in the bank branches. Banco Itaú is also required to distribute, at our direction, CD-ROMs containing the software for the co-branded service via in-branch promotions and direct mail. Banco Itaú must also produce and broadcast a certain number of television commercials promoting the co-branded service and provide exclusive online banking benefits to subscribers to the co-branded service. Banco Itaú is responsible for the cost of these marketing efforts. The modified marketing arrangements will remain in effect through March 2006, although the ten-year term of the agreement did not change. For further discussion of the revised marketing agreement with Banco Itaú, please see “Item 1 – Business – Strategic Alliance with Banco Itaú in our Annual Report on Form 10-K/A for the year ended December 31, 2002.”

      Banco Itaú’s customers who register for the co-branded service after December 14, 2002 are entitled to a one-month free trial period, the length of which may be changed in the future and, if they subscribe to the monthly unlimited-use plan, are entitled to a 20% discount off the standard price. Prior to the revised agreement, Banco Itaú was required to offer its subscribers at least one hour of subsidized usage per month following the expiration of their trial period, although Banco Itaú was responsible to us only for actual usage by the subscriber. Banco Itaú is no longer required to subsidize usage for new subscribers to the co-branded service who register after December 14, 2002; however, Banco Itaú, at its option, may subsidize hours for certain customers who were subscribers to the co-branded service prior to December 14, 2002. In addition, during a transition period expected to end in the third quarter of 2003, Banco Itaú is required to pay us a nominal amount for subscribers who were customers prior to December 14, 2002, but who have not used the service during the previous month and are no longer in their free trial period.

      Under the terms of our original agreement with Banco Itaú, Banco Itaú and we established subscriber targets for the co-branded service of 250,000 verified subscribers at December 10, 2001 and 500,000 at December 10, 2002 (subsequently moved to April 30, 2003) and a secondary target of a total of 1,000,000 verified subscribers at December 10, 2002 (subsequently moved to April 30, 2003). In addition, Banco Itaú and we had established the following additional targets: (i) for the 12-month period ending December 10, 2003, revenues generated from subscribers to the co-branded service would account for at least 39% of our aggregate revenues in Brazil, (ii) on December 10, 2004, there would be at least 2,000,000 verified subscribers, and for the twelve months ended on that date revenues generated from subscribers to the co-branded service would account for at least 46% of our aggregate revenues in Brazil, and (iii) for the 12-month period ending December 10, 2005, revenues generated from subscribers to the co-branded service would account for at least 56% of our aggregate revenues in Brazil. Verified subscribers are those subscribers who have used the co-branded service in any two of the three months preceding the applicable measurement date or who have first accessed the co-branded service in the month prior to the applicable measurement date. Under the original agreement, if the verified subscriber level and revenue targets were not met, Banco Itaú was required to make a reference payment to us. Banco Itaú met the subscriber target for the co-branded service of 250,000 verified subscribers at the December 10, 2001 measurement date.

      Under the terms of the revised agreement, Banco Itaú and we eliminated the subscriber targets for the period ending April 30, 2003 (which is the second measurement period under the agreement) and replaced the targets for the remaining three years with targets based on a combination of minimum revenue levels (in the same percentages as described above for each of the next three years) and the fulfillment of the marketing commitments described above. If these new targets are not met, Banco Itaú is required to make reference payments to us. The dates for measuring performance with these new targets were moved to March 24, 2004, 2005 and 2006. The aggregate amount that Banco Itaú will be required to pay us if the marketing or revenue targets are not met (which are subject to annual ceilings) has been reduced from an aggregate of approximately $135.4 million to approximately $60.0 million for the balance of the initial five-year marketing period. In addition, the aggregate amount that Banco Itaú would be obligated to pay us in the event of a termination of the agreement prior to March 24, 2006 has been reduced from approximately $158.0 million to approximately $70.0 million.

      In addition to attracting subscribers by offering broad geographical coverage of our country services, we make our country services accessible to a broader audience of potential subscribers by offering multiple mechanisms through which our members can pay us, including credit cards, debit cards, cash payment methods and direct debit from bank accounts. The AOLA country services were initially launched with credit cards as the primary subscriber payment method, although Brazil concurrently offered a cash payment method known as the “boleto.” The boleto is a customary form of payment in Brazil under which Brazilian banks that we designate act as conduits for collecting the related payments. In addition, customers of certain banks in Brazil, including customers of our Banco Itaú co-branded service, have the option of permitting direct debits from their accounts for purposes of paying subscriber fees. In May 2001, we began to offer cash payment options in Mexico and Argentina. Members in Puerto Rico may pay their subscription fees either through credit cards or direct debit to their bank accounts. The majority of current members in Puerto Rico have selected credit cards as their payment vehicle, although the majority of recent registrations have been selecting direct debit.

     Since their introduction, these cash payment alternatives have accounted for a substantial majority of all new member registrations in Brazil, Mexico and Argentina. As of June 30, 2003, cash payment mechanisms were selected by approximately 38% of our subscribers in Brazil (other than those to the Banco Itaú co-branded service), 17% of our members in Mexico and 47% of our members in Argentina (or 26% of our total subscriber base, excluding subscribers to the Banco Itaú co-branded service). Although we have not experienced any significant difficulties collecting subscription fees from members using credit cards and direct debit mechanisms, collection rates from members opting for the cash payment mechanisms have historically been lower and less timely. As a result, we continue to encourage conversion of these subscribers to non-cash payment options, primarily by offering discounts to subscribers to our AOLA country services who choose credit card and other non-cash payment options. We have also eliminated free trial periods for subscribers choosing the cash payment option in Mexico.

     Moreover, in Brazil, Mexico and Argentina, as part of our efforts to target higher-value members, we are focusing on improved validation of registration data provided by cash payment subscribers by requiring these subscribers to call our customer service centers to finalize their registration and by terminating members who do not pay on a timely basis. In Mexico, we are also emphasizing prepaid subscription plans whereby subscribers pay in advance for service periods ranging up to one year. In Mexico, prepaid plans are growing in importance and currently account for about 32% of current AOL Mexico members; however, they are not currently actively marketed in Brazil, Argentina and Puerto Rico. In combination with our termination of members who do not pay on a timely basis, results to date indicate these efforts have resulted in a reduction of the overall percentage of members who have selected the cash method as their payment option, although a majority of new member registrations continue to select cash payment.

      We consider countries in which we have launched our AOLA country services as operational segments and internally report our operations on a country-by-country basis. Although amounts for Argentina are not currently material and are not expected to be material in future reporting periods, we have decided not to consolidate Argentina with our corporate and other segment in order to facilitate historical segment comparisons. Each of our operating segments derives its revenues through the provision of interactive services from subscription revenues and from advertising and other revenues. We are currently testing new web-based services complementary to our AOLA country services. Revenue from such complementary services would be included under the current operating segments. For further discussion of our new complementary services, see “ — Results of Operations: Recent Developments and Outlook.”

Results of Operations

      Recent Developments and Outlook. In 2002, we implemented measures designed to better target higher-value members by focusing on targeted groups that have a greater likelihood of becoming members who pay on a timely basis and remain subscribers to our services for an extended period of time. This allowed us to increase the cost efficiency of our member acquisition marketing efforts, primarily through the elimination of the mass mailing of CDs containing our software. Instead, we have focused on more targeted activities such as the use of kiosks in high traffic retail and bank locations and distribution of our software through original equipment manufacturers and direct customer interaction channels. We are also relying to a greater extent on joint marketing arrangements where our partners are responsible for significant portions of the overall cost of the marketing effort. We also took steps to block access to our network and terminate members who were delinquent in the payment of their fees to us. This allowed us to reduce our costs of revenues and achieve significant improvements in our operating cost structure as the scope of our network and call center support operations was made proportional to the resulting reduced membership base and lower peak demand. We have continued focusing on these initiatives in 2003.

      In December 2002, we also renegotiated our marketing agreement with Banco Itaú, giving us more control over the marketing effort and activities of the co-branded service to customers of Banco Itaú. This resulted in the establishment of staffed, interactive kiosks in hundreds of Banco Itaú branches by the end of the first quarter of 2003. Furthermore, as a result of our increased focus on direct marketing channels for member acquisition, in the first quarter of 2003 we entered into a marketing agreement with McDonald’s in Brazil, under which we will establish interactive kiosks in hundreds of McDonald’s restaurants in Brazil. We expect the marketing agreements with Banco Itaú and McDonald’s to be our primary member acquisition vehicles during the remainder of 2003.

      During the quarter ended June 30, 2003, our rate of member acquisition was negatively affected by the delay in the implementation of the McDonald’s marketing agreement. In addition, the rate of new member registrations at a significant number of Banco Itaú branch kiosks has not met expectations, resulting in a lower than expected number of new member additions from this channel. Strong price competition from providers of free and paid Internet services in Brazil also continues to negatively impact member acquisition and retention in Brazil. These factors have resulted in a lower overall rate of new member additions, which has not been sufficient to offset the termination of members who are delinquent in their payment of fees to us, the termination of members to the Banco Itaú co-branded service who are being terminated because they have failed to choose a paid subscription plan and members who cancel their service. As a result, during the quarter ended June 30, 2003, we experienced a reduction in our ending membership base to 625,000 members, down from 795,000 ending members at March 31, 2003. The reduction in membership was attributable to the termination of approximately 90,000 members of the Banco Itaú co-branded service who did not choose a paid plan, as well as the termination of members who were not paying on a timely basis. This reduction in overall ending members did not have a material impact on our subscriber revenues for the quarter ended June 30, 2003, although we experienced slight reductions in local currency revenues on a sequential basis during the first two quarters of 2003.

      As a result of lower than expected productivity, we have reduced by a substantial majority the number of Banco Itaú branches with on-site kiosks and the number of promoters. As per the terms of the revised marketing agreement, we estimate Banco Itaú will be required to pay us approximately $0.8 million during the third quarter of 2003 in exchange for advertising on our service, since they have reduced marketing expenses as a result of the reduction in the number of promoters. The amount of this payment is expected to gradually decrease over time as per the terms of the revised marketing agreement. Such payments from Banco Itaú will be treated as a reduction of future marketing expense. We have the right to choose to redeploy or reinstate some of the promoters in Banco Itaú branches in the future, in which case we would forego such payments from Banco Itaú.

      We expect our membership base to decrease by approximately an additional 75,000 to 125,000 members in the balance of 2003. The actual size of the decrease and change in membership will be significantly influenced by the timing and success of the extent of the success of the revised marketing agreement with Banco Itaú, by the marketing agreement with McDonald’s in Brazil, by the continued termination of members to the Banco Itaú co-branded service who do not choose a paid subscription plan and by the current levels of membership turnover being experienced by our AOL country services. Terminations associated with Banco Itaú members who do not choose a paid plan, which are expected to amount to 60,000 members, do not materially impact our revenues or costs. As of June 30, 2003, approximately 30% of our total ending membership base was comprised of members of the Banco Itaú co-branded service. We also expect that over the near term a significant percentage of our total subscribers will continue to be in free trial periods or member retention programs. As a consequence of the overall reduction in our membership base, the proportion of paying members in our total membership base has improved during the first half of 2003.

      We are currently planning to launch new web-based interactive services which will be complementary to our AOLA country services. Our objective is to target a broader population than is currently available with our current client and product offering. We will be primarily responsible for the hosting, technical support, development and billing for these services. These interactive services will allow subscribers to access our email, chat and content offerings through a web browser and will not require the use of our software client. We expect this new service to better allow us to compete on the basis of price and to allow consumers to choose the features they need. Total out-of-pocket costs associated with the development and launch of this initiative have not been finalized, but we currently expect them to approximate $4.0 million, and to be incurred through the first quarter of 2004.

Consolidated Results

      Table 1 shows the consolidated results from operations for the three- and six-month periods ended June 30, 2003 and 2002.

	THREE MONTHS ENDED				SIX MONTHS ENDED

TABLE 1 - SELECTED OPERATING DATA	June 30,	June 30,		%	June 30,	June 30,		%
(In thousands, except share and per share amounts)	2003	2002	Change	Change	2003	2002	Change	Change

	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Condensed Consolidated Operations
Revenues:
Subscriptions	$15,864	$16,231	$(367)	(2.3)%	$30,822	$31,918	$(1,096)	(3.4)%
Advertising and other	1,821	2,315	(494)	(21.3)	3,158	4,786	(1,628)	(34.0)

Total revenues	17,685	18,546	(861)	(4.6)	33,980	36,704	(2,724)	(7.4)
Costs and expenses	39,207	56,942	(17,735)	(31.1)%	79,280	128,481	(49,201)	(38.3)%

Loss from operations	$(21,522)	$(38,396)	$16,874	(43.9)%	$(45,300)	$(91,777)	$46,477	(50.6)%

Net loss applicable to common stockholders	$(29,910)	$(44,555)	14,645	(32.9)%	$(61,115)	$(102,119)	41,004	(40.2)%

Loss per common share, basic and diluted	$(0.22)	$(0.66)	$0.44	(66.7)%	$(0.47)	$(1.52)	$1.05	(69.1)%

Weighted average number of common shares outstanding	135,135,137	67,070,065	68,065,072	101.5%	130,246,485	67,065,015	63,181,470	94.2%

Income/(loss) from operations by operating segment:
- Brazil	$(14,440)	$(26,212)	$11,772	(44.9)%	$(30,693)	$(55,815)	$25,122	(45.0)%
- Mexico	(3,257)	(7,771)	4,514	(58.1)	(6,515)	(24,311)	17,796	(73.2)
- Argentina	(449)	(488)	39	(8.0)	(812)	(2,152)	1,340	(62.3)
- Puerto Rico	353	299	54	18.2	704	126	578	458.7
- Corporate and other	(3,729)	(4,224)	495	(11.7)	(7,984)	(9,625)	1,641	(17.1)

	$(21,522)	$(38,396)	$16,874	(43.9)%	$(45,300)	$(91,777)	$46,477	(50.6)%

As a percentage of total loss from operations:
- Brazil	67.1%	68.3%			67.8%	60.8%
- Mexico	15.1%	20.2%			14.4%	26.5%
- Argentina	2.1%	1.3%			1.8%	2.3%
- Puerto Rico	(1.6)%	(0.8)%			(1.6)%	(0.1)%
- Corporate and other	17.3%	11.0%			17.6%	10.5%

	100.0%	100.0%			100.0%	100.0%

Revenues

      Total revenues. As shown on Table 2, our total revenues consist principally of subscription revenues as well as revenues generated from advertising and other revenue sources.

	THREE MONTHS ENDED				SIX MONTHS ENDED

TABLE 2 - REVENUES	June 30,	June 30,		%	June 30,	June 30,		%
(Dollars in thousands, except percentages)	2003	2002	Change	Change	2003	2002	Change	Change

	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Revenues
Subscriptions	$15,864	$16,231	$(367)	(2.3)%	$30,822	$31,918	$(1,096)	(3.4)%
Advertising and other	1,821	2,315	(494)	(21.3)	3,158	4,786	(1,628)	(34.0)

	$17,685	$18,546	$(861)	(4.6)%	$33,980	$36,704	$(2,724)	(7.4)%

Distribution of revenues
Subscriptions	89.7%	87.5%			90.7%	87.0%
Advertising and other	10.3%	12.5%			9.3%	13.0%

	100.0%	100.0%			100.0%	100.0%

Revenues by operating segment
- Brazil	$7,094	$8,319	$(1,225)	(14.7)%	$13,280	$16,303	$(3,023)	(18.5)%
- Mexico	6,170	7,066	(896)	(12.7)	12,161	13,957	(1,796)	(12.9)
- Argentina	535	464	71	15.3	1,034	1,372	(338)	(24.6)
- Puerto Rico	3,584	2,648	936	35.4	6,992	4,992	2,000	40.1
- Corporate and other	302	49	253	516.3	513	80	433	541.3

	$17,685	$18,546	$(860)	(4.6)%	$33,980	$36,704	$(2,724)	(7.4)%

As a percentage of total revenues
- Brazil	40.1%	44.9%			39.1%	44.4%
- Mexico	34.9%	38.1%			35.8%	38.0%
- Argentina	3.0%	2.5%			3.0%	3.7%
- Puerto Rico	20.3%	14.3%			20.6%	13.6%
- Corporate and other	1.7%	0.2%			1.5%	0.3%

	100.0%	100.0%			100.0%	100.0%

SUBSCRIPTION REVENUES
By segment of business
- Brazil	$6,326	$6,747	(421)	(6.2)%	$11,843	$13,238	$(1,395)	(10.5)%
- Mexico	5,614	6,526	(912)	(14.0)	11,307	12,745	(1,438)	(11.3)
- Argentina	456	392	64	16.3	854	1,136	(282)	(24.8)
- Puerto Rico	3,438	2,536	902	35.6	6,755	4,751	2,004	42.2
- Corporate and other	30	30	—	—	63	48	15	31.3

	$15,864	$16,231	$(367)	(2.3)%	$30,822	$31,918	$(1,096)	(3.4)%

As a percentage of total subscription revenues
- Brazil	39.9%	41.6%			38.4%	41.5%
- Mexico	35.4%	40.2%			36.7%	39.9%
- Argentina	2.9%	2.4%			2.8%	3.6%
- Puerto Rico	21.7%	15.6%			21.9%	14.9%
- Corporate and other	0.1%	0.2%			0.2%	0.1%

	100.0%	100.0%			100.0%	100.0%

ADVERTISING AND OTHER REVENUES
By segment of business
- Brazil	$768	$1,572	(804)	(51.1)%	$1,437	$3,065	$(1,628)	(53.1)%
- Mexico	556	540	16	3.0	854	1,212	(358)	(29.5)
- Argentina	79	72	7	9.7	180	236	(56)	(23.9)
- Puerto Rico	146	112	34	30.4	237	241	(4)	(1.6)
- Corporate and other	272	19	253	1,331.6	450	32	418	1,304.9

	$1,821	$2,315	$(494)	(21.3)%	$3,158	$4,786	$(1,628)	(34.0)%

As a percentage of total advertising and other revenues
- Brazil	42.2%	67.9%			45.5%	64.0%
- Mexico	30.5%	23.3%			27.0%	25.3%
- Argentina	4.4%	3.1%			5.7%	4.9%
- Puerto Rico	8.0%	4.8%			7.5%	5.0%
- Corporate and other	14.9%	0.9%			14.3%	0.8%

	100.0%	100.0%			100.0%	100.0%

      Our total revenues for the three months ended June 30, 2003 were approximately $17.7 million, a decrease of approximately $0.9 million, or 4.6%, as compared with revenues of $18.5 million in the second quarter of 2002. The decrease was driven by a decline of approximately $0.5 million, or 21.4%, in advertising and other revenues, and a decline in revenues from subscriptions to our AOLA country services and the AOL-branded service in Puerto Rico of approximately $0.4 million in the quarter. Revenue from subscription fees was $15.9 million, down 2.3% from $16.2 million in the second quarter of 2002. Subscription revenues accounted for 89.7% of total revenues in the quarter ended June 30, 2003, versus 87.5% in the prior-year period. In constant currency terms, total revenues rose 5.5% before the negative translation impact of the weaker local currencies, driven by an increase of 8.5% in subscription revenues. Advertising and other revenue declined by 15.4% in constant currency terms during the second quarter of 2003, as compared with the second quarter of 2002. Information on a constant currency basis excludes the effect of foreign currency translation on reported results and is provided to help explain variations in reported results and to provide insight into the underlying operational performance of our business. Constant currency results are calculated by translating the current period results at the monthly average exchange rates of the comparable prior-year period.

      On a sequential quarter basis, revenues in the quarter ended June 30, 2003 increased by $1.4 million from $16.3 million in the first quarter of 2003. The increase was driven by both higher subscription and advertising and other revenues. In the second quarter of 2003, subscription revenue increased by $0.9 million, while advertising and other revenues increased by $0.5 million from the first quarter of 2003. The increase in subscription revenue was due primarily to a strengthening of local currencies versus the U.S. Dollar in the second quarter of 2003, as subscription revenue on a constant currency basis decreased by approximately 1.7% from the first quarter of 2003. The increase in revenue from advertising and other was primarily due to increased revenue received by us from America Online for content programming services that we provide to America Online under our U.S. Latino agreement and also to incremental advertising sales. We do not expect this trend to continue, and instead expect revenue from advertising and other to remain flat or decrease for the balance of 2003.

      During the quarter ended June 30, 2003, Brazil accounted for $7.1 million in revenue and represented 40.1% of total revenue, down from $8.3 million and 44.9% of total revenue in the second quarter of 2002. Revenue from Mexico was $6.2 million and represented 34.9% of total revenue, a decrease of $0.9 million and down from 38.1% of total revenue from the comparable prior-year quarter. Puerto Rico accounted for $3.6 million of revenue, an increase of $0.9 million from the prior-year period, and represented 20.3% of total revenue, up from 14.3% of total revenues in the prior-year quarter ended June 30, 2002. Revenue from Argentina was approximately $0.5 million and accounted for 3.0% of total revenues in the second quarter of 2003, which represented a slight increase from the prior-year comparable quarter. Revenue from corporate and other was $0.3 million and represented 1.7% of total revenues, up from $49,000 and 0.2% of total revenues in the second quarter of 2002.

      For the six months ended June 30, 2003, our total reported revenues were $34.0 million, a decrease of approximately $2.7 million, or 7.4%, from revenues of $36.7 million in the first half of 2002. Lower advertising and other revenues of $3.2 million, down $1.6 million, or 34.0%, from $4.8 million in the comparable prior-year period, accounted for 60% of the overall decrease in total revenues. Revenues from subscriptions to our AOLA country services and the AOL-branded service in Puerto Rico also declined by approximately $1.1 million to $30.8 million in the first half of 2003 as compared to the same period in 2002, and accounted for 40% of the overall decrease in total revenues. Subscription revenues represented 90.7% of total revenues in the six-month period ended June 30, 2003. In constant currency terms, total revenues rose 9.0% before the negative translation impact of the weaker local currencies, driven by an increase of 13.9% in subscription revenues. Advertising and other revenue fell 23.8% in constant currency terms during the six months ended June 30, 2003, as compared with the first half of 2002.

      During the six months ended June 30, 2003, Brazil accounted for $13.3 million in revenue and represented 39.1% of total revenue, down from $16.3 million and 44.4% of total revenue in the comparable period of 2002. Mexico accounted for $12.2 million in revenues and represented 35.8% of total revenue, down from $14.0 million and 38.0% of total revenue in the first half of 2002. Puerto Rico accounted for $7.0 million of revenue, an increase of $2.0 million from $5.0 million in the prior-year period, and represented 20.6% of total revenue, up from 13.6% of total revenue in the six months ended June 30, 2002. Revenue from Argentina was $1.0 million in the first half of 2003 and accounted for 3.0% of total revenues, down from $1.4 million and 3.7% of total revenue in the six months ended June 30, 2002. Revenue from corporate and other was $0.5 million in the first half of 2003 and represented 1.5% of total revenues, up from $80,000 and 0.3% of total revenues in the first half 2002.

      Subscription revenues. Table 2 presents our subscription revenues on a consolidated and segment basis for the three- and six-month periods ended June 30, 2003 and 2002. We derive our subscription revenues from members paying fees to subscribe to our AOLA country services and from revenues received from America Online related to subscribers to the AOL-branded service in Puerto Rico. Subscription revenues do not include amounts paid to us by Banco Itaú on behalf of its customers for subsidies that it chooses or is required to make. Such receipts from Banco Itaú are netted against and recorded as a reduction of marketing expenses and thus are not accounted for as subscription revenues. Amounts paid directly to us by subscribers that exceed any time subsidized by Banco Itaú are included in subscription revenues. Under the terms of the revised marketing agreement, Banco Itaú is no longer required to subsidize its customers who are subscribers to the co-branded service. As a result, future subsidies from Banco Itaú for its customers are expected to be immaterial. For subscribers that have elected to pay their subscription fees with credit or debit cards or through direct debit from bank accounts, we begin to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers that pay through cash payment methods, we begin to recognize subscription revenues when we receive payment.

      Revenues from subscription fees for the quarter ended June 30, 2003 were $15.9 million, a decrease of 2.3%, or $0.4 million, from the second quarter of 2002. The decline in subscription revenues versus the prior-year period was driven by decreases in Brazil and Mexico. For the second quarter of 2003, subscription revenues fell by $0.4 million and $0.9 million in Brazil and Mexico, respectively. The decrease in subscription revenues as compared to the prior-year quarter was primarily due to the impact of devaluation on translated local currency results. On a constant currency basis, subscription revenues for the quarter ended June 30, 2003 increased 8.5% versus the second quarter of 2002. On a segment basis, in constant currency terms, subscription revenue increased 12.3% in Brazil, 35.6% in Puerto Rico and 2.3% in Argentina while declining by 4.9% in Mexico, versus the quarter ended June 30, 2002. As a percentage of total subscription revenue, during the quarter ended June 30, 2003, Brazil was our largest segment, representing 39.9% of total company subscription revenue, followed by Mexico at 35.4%, Puerto Rico at 21.7% and Argentina at 2.9%.

      Sequentially, reported subscription revenue increased 6.0%, or $0.9 million, versus the quarter ended March 31, 2003. All segments except Mexico and corporate and other contributed to the sequential increase. Compared to the quarter ended March 31, 2003, reported subscription revenue in Brazil increased by 14.7%, by 3.6% in Puerto Rico and by 14.3% in Argentina. Mexico recorded a decline in sequential subscription revenue of 1.4%, while subscription revenue in our corporate and other segment was essentially unchanged. Sequential results in Brazil were aided by a 17.0% quarter-over-quarter appreciation of the Brazilian real, which more than offset a decline of 2.1% in local currency subscription revenues. The decline in subscription revenues in Mexico was primarily the result of a decline in the number of paid members partially offset by currency fluctuations, which increased reported subscription revenue by $0.2 million. In constant currency terms, our subscription revenues in the quarter ended June 30, 2003 decreased by 1.7% versus the preceding quarter.

      For the six months ended June 30, 2003, revenues from subscription fees were $30.8 million, a decrease of 3.4%, or $1.1 million, from the first half of 2002. The decline in subscription revenues versus the prior-year period was driven by decreases in all segments except for Puerto Rico and corporate and other. For the first half of 2003, subscription revenues in Brazil, Mexico and Argentina decreased by $1.4 million, $1.4 million and $0.3 million, respectively. The decrease in subscription revenues as compared to the comparable prior-year six-month period was primarily due to the impact of currency devaluation on translated local currency results. Compared to the six months ended June 30, 2002, paid membership was higher during the first half of 2003.

      In constant currency terms, subscription revenues for the six months ended June 30, 2003 increased 9.0% versus the prior-year period, with increases being recorded in Brazil (18.1%), Mexico (1.5%) and Puerto Rico (42.2%). On a constant currency basis, however, subscription revenues in Argentina declined by 15.3% in the first half of 2003 as compared with the prior-year period. As a percentage of total subscription revenue, during the six months ended June 30, 2003, Brazil was our largest segment, accounting for 38.4% of total subscription revenue, followed by Mexico at 36.7% of total subscription revenue. In the first half of 2003, Puerto Rico accounted for 21.9% of total subscription revenue, while Argentina accounted for 2.8% and our corporate and other segment accounted for 0.2%.

      Subscription revenues are being negatively impacted by a decrease in the rate of new member registrations, which is resulting in sequential quarterly decreases in total and paid membership. The rate of new member registrations has been negatively impacted by our strategy of targeting higher value members and the resulting reduction in spending on member acquisition activities, a lower than expected level of registrations at a significant percentage of our interactive kiosks located in Banco Itaú branches and by delays in the implementation of the McDonald’s marketing initiative in Brazil. The reduced level of new registrations resulting from these factors has not been sufficient to offset the current level of membership turnover. Although this is impacting overall membership, the impact on revenue and net loss has been small, since the members being lost have generally been lower quality members. Subscription revenues have also been negatively impacted by an increase in our member turnover resulting from lower priced competitors, including providers of free Internet access in Brazil. We expect future subscription revenue levels to continue to be impacted by lower priced competitors. Going forward, we expect that subscription revenues will depend largely on the success of the Banco Itaú and McDonald’s marketing initiatives in achieving the expected levels of registration of targeted higher value members, and on our success in retaining those higher value members.

      For the three- and six-month periods ending June 30, 2003, we had subscription revenue from related parties of $3.5 million and $6.9 million, respectively. Subscription revenues from related parties are received from America Online and relate to members of the AOL-branded service in Puerto Rico. At June 30, 2003 and December 31, 2002, we had deferred subscription revenues of approximately $4.0 million and $4.5 million, respectively. Deferred subscription revenues consist of fees for subscription services received or confirmed as collectible from credit card accounts and prepaid subscription plans in advance of our having earned those subscription revenues. The change in our deferred subscription revenue reflects the relatively flat quarter-over-quarter performance in subscription revenues.

      Advertising and other revenues. Table 2 presents our advertising and other revenues. These revenues are principally derived from advertising arrangements under which we receive fees from advertisements displayed on our interactive services, sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fee and from revenue-sharing arrangements with local telecommunications providers. Because local telephone service in Latin America is often metered, the utilization of our AOLA country services by our members results in incremental revenues to local telecommunications companies. To encourage incremental traffic on their local networks by our members, some local providers of network access have entered into agreements compensating us for routing our traffic on their networks.

      For the quarter ended June 30, 2003, revenue derived from advertising and other fell to $1.8 million, a decrease of $0.5 million, or 21.4%, from the $2.3 million recorded in the second quarter of 2002. The overall decrease was driven primarily by declines in advertising and other revenues from Brazil, which offset marginal improvements in our other country advertising markets. The corporate and other segment experienced an increase of $253,000 in the second quarter of 2003 to $272,000, up from $19,000 in the second quarter of 2002. This increase was primarily due to revenues received by us from America Online for content programming services we provide to America Online under our U.S. Latino agreement. Currency devaluations in Latin America negatively impacted reported revenues from advertising and other by approximately $0.1 million during the quarter ended June 30, 2003, as compared with the prior year quarter.

      Sequentially, second quarter 2003 advertising and other revenue experienced an increase of $0.5 million, or 36.2%, from the first quarter of 2003, driven by incremental revenues from America Online for programming services provided under our U.S. Latino agreement and incremental revenue from customer advertising. However, we expect advertising and other revenue to remain at current levels or decrease during the balance of 2003, since the expected loss of revenue from the third quarter 2003 expiration of our long-term contract with Hollywood Media Corp. and the expiration of other long-term agreements also reaching maturity in the near term will offset incremental revenues from the provision of programming services to America Online in support of their Latino content area. We believe advertisers in Latin America continue to direct limited resources to traditional media channels, rather than to online advertising. We expect future advertising and other revenue to recover only along with overall market conditions. We expect to continue to derive the substantial majority of our revenues from subscriptions to our AOLA country services, rather than from advertising and other revenues.

      For the six months ended June 30, 2003, revenue derived from advertising and other amounted to $3.2 million, a decrease of $1.6 million, or 34.0%, from the $4.8 million recorded in the first half of 2002. The overall decrease was driven primarily by declines in advertising and other revenues across all segments except corporate and other. The corporate and other segment experienced an increase of $418,000 in the first half of 2003 to $450,000, up from $32,000 in the first half of 2002. This increase was primarily due to revenues received by us from America Online under the U.S. Latino services agreement. Currency devaluations in Latin America negatively impacted reported revenues from advertising and other by approximately $0.5 million, as compared with the prior year period.

      During the three months ended June 30, 2003, we had advertising and other revenues from affiliated companies of approximately $0.8 million, as compared with $0.3 million for the second quarter of 2002, and which consisted primarily of revenues received from America Online for our participation in global advertising deals and for programming services we provide to them for their Latino content area. In the second quarter of 2002, advertising and other revenues from related parties were primarily from Banco Itaú related to advertising on our AOLA country service in Brazil.

      As of June 30, 2003 and December 31, 2002, we had deferred advertising and other revenues of approximately $0.5 million and $1.3 million, respectively. Deferred advertising and commerce revenues consist of payments received in advance of our delivery of the related services and are recognized as income as the services are delivered. Our deferred revenue balance related to advertising and other is related primarily to our long-term contract with Hollywood Media Corp. The reduction in deferred advertising and other revenue is primarily related to the amortization of this long-term contract with Hollywood Media Corp, which will be fully amortized in the third quarter of 2003.

Costs and expenses

      Total cost and expenses. Table 3 below shows our total costs and expenses on a consolidated and segment basis for the three and six months ended June 30, 2003. Our total costs and expenses consist of cost of revenues, sales and marketing, and general and administrative expenses.

	THREE MONTHS ENDED				SIX MONTHS ENDED

TABLE 3- COSTS AND EXPENSES	June 30,	June 30,		%	June 30,	June 30,		%
(Dollars in thousands, except percentages)	2003	2002	Change	Change	2003	2002	Change	Change

	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Costs and expenses:
Cost of revenues	$14,954	$26,353	$(11,399)	(43.3)%	$31,523	$58,762	$(27,239)	(46.4)%
Sales and marketing	17,412	24,123	(6,711)	(27.8)	33,951	54,567	(20,616)	(37.8)
General and administrative	6,841	6,466	375	5.8	13,806	15,152	(1,346)	(8.9)

Total costs and expenses	$39,207	$56,942	$(17,735)	(31.1)%	$79,280	$128,481	$(49,201)	(38.3)%

As a percentage of total costs and expenses:
Cost of revenues	38.1%	46.3%			39.8%	45.7%
Sales and marketing	44.4%	42.4%			42.8%	42.5%
General and administrative	17.5%	11.3%			17.4%	11.8%

Total costs and expenses	100.0%	100.0%			100.0%	100.0%

Costs and expenses by operating segment:
- Brazil	$21,534	$34,531	$(12,997)	(37.6)%	$43,973	$72,118	$(28,145)	(39.0)%
- Mexico	9,427	14,837	(5,410)	(36.5)	18,676	38,268	(19,592)	(51.2)
- Argentina	984	952	32	3.4	1,846	3,524	(1,678)	(47.6)
- Puerto Rico	3,231	2,349	882	37.5	6,288	4,866	1,422	29.2
- Corporate and other	4,031	4,273	(242)	(5.7)	8,497	9,705	(1,208)	(12.4)

	$39,207	$56,942	$(17,735)	(31.1)%	$79,280	$128,481	$(49,201)	(38.3)%

As a percentage of total costs and expenses:
- Brazil	54.9%	60.6%			55.5%	56.1%
- Mexico	24.0%	26.1%			23.6%	29.8%
- Argentina	2.5%	1.7%			2.3%	2.7%
- Puerto Rico	8.2%	4.1%			7.9%	3.8%
- Corporate and other	10.4%	7.5%			10.7%	7.6%

	100.0%	100.0%			100.0%	100.0%

Depreciation and amortization:
- Brazil	$820	$723	$97	13.4%	$1,170	$1,432	$(262)	(18.3)%
- Mexico	617	314	303	96.5	912	627	285	45.5
- Argentina	72	86	(14)	(16.3)	105	194	(89)	(45.9)
- Puerto Rico	54	20	34	170.0	106	31	75	241.9
- Corporate and other	367	189	178	94.2	606	393	213	54.2

	$1,930	$1,332	$599	44.9%	$2,899	$2,677	$222	8.3%

      For the quarter ended June 30, 2003, our total costs and expenses were $39.2 million, down 31.1%, or $17.7 million, from $56.9 million reported in the second quarter of 2002. For the six months ended June 30, 2003, total costs and expenses declined to $79.3 million, down $49.2 million, or 38.3%, from $128.5 million in the first half of 2002. The decrease in both the three- and six-month periods was driven by reductions in cost of revenues and sales and marketing expenses. The decrease in costs of revenues reflects our efforts to adjust the size our network and call center operations to support only those members who pay their fees to us on a timely basis and other efforts to reduce the unitary cost of telecommunications and call center operations. The reduction in marketing expenditures reflects our strategy to target higher value members in our acquisition marketing efforts and our greater reliance on marketing agreements with third parties. Currency devaluations reduced total reported costs and expenses by $2.6 million during the second quarter of 2003 as compared with the second quarter of 2002, and by $8.9 million during the first half of 2003, as compared with the first half of 2002.

      From a segment perspective, the reduction in total costs and expenses in the quarter ended June 30, 2003 occurred primarily in Brazil ($13.0 million) and Mexico ($5.4 million). Our corporate and other segment also experienced a reduction in costs and expenses for the second quarter of $0.2 million, as compared with the second quarter of 2002. Puerto Rico, however, increased its costs and expenses by $0.9 million. For the six months ended June 30, 2003, absolute reductions in costs and expenses occurred in all segments except Puerto Rico. Total costs and expenses decrease by $28.1 million in Brazil, $19.6 million in Mexico, $1.7 million in Argentina and $1.2 million in corporate and other, offset by an increase of $1.4 million in Puerto Rico.

      Sequentially, total costs and expenses in the quarter ended June 30, 2003 declined by $0.9 million, or 2.1%, from the quarter ended March 31, 2003. Reported sequential quarter improvement was negatively impacted by several one-time costs. Going forward, we expect cost and expenses to experience additional, but moderating, decreases in absolute terms from current levels as the benefits of recent actions such as the consolidation of Spanish-language member services in Argentina, the outsourcing of members services operation in Brazil and the negotiated reductions in network costs with local telecommunications companies are realized in the absence of one-time charges. We expect that the rate of improvement in year-over-year comparisons will begin to decrease after the first half of fiscal 2003, once the impact of currency devaluations are also incorporated into the base periods.

      Cost of revenues. Our cost of revenues includes:

•	network-related costs consisting primarily of fees paid to third parties to carry our data over their telecommunications networks;

•	personnel and related costs for customer support and in-house product and content development;

•	fees we pay to America Online for use of their servers that run our interactive services (i.e., hosting services);

•	fees we pay to America Online for technical support and training and current period product development maintenance expense;

•	amortization of capitalized product development costs;

•	fees paid to third-party content providers; and

•	collection costs and certain miscellaneous taxes.

      Certain payments received from providers of local network access, who have entered into agreements compensating us for routing our traffic on their networks, are treated as credits and reduce our cost of revenues.

      For the quarter ended June 30, 2003, our cost of revenues was $15.0 million and represented 38.1% of our total costs and expenses. Compared to the quarter ended June 30, 2002, cost of revenues decreased by $11.4 million, or 43.3%, from $26.4 million and 46.3% of total costs and expenses. During the quarter ended June 30, 2003, the decrease in cost of revenues was driven primarily by reductions in network and hosting expense ($6.2 million) and member services ($2.8 million). The improvements in network costs reflect the significant reduction in the number of modems that was undertaken beginning in 2002 to size our network to reduced membership levels and other cost reductions negotiated with local telecommunications providers during recent months. The reduction in member services expense is a result of lower membership levels and actions taken to reduce costs such as outsourcing of call center employees in Brazil and the consolidation of Spanish–language call service centers in Argentina.

      These benefits were partially offset by one time costs related to the transfer of additional modems to a lower cost supplier in Mexico ($0.5 million) and the abandonment of leased facilities in Mexico and Brazil as a result of the consolidation of Spanish-language call center operations in Argentina and the outsourcing of call center operations in Brazil ($1.0 million). Reported cost of revenues benefited by $1.6 million due to reduced maintenance expense from America Online. Part of the negotiated cost reductions with local telecommunications companies in Brazil is related to the current regulatory environment. To the extent such regulations were to change in the future, we could potentially lose this benefit. Currency devaluation reduced reported cost of revenues by $1.5 million during the quarter ended June 30, 2003.

      For the six months ended June 30, 2003, our cost of revenues was $31.5 million and represented 39.8% of our total costs and expenses. Compared to the six-month period ended June 30, 2002, cost of revenues decreased by approximately $27.2 million, or 46.4%, from $58.8 million and 45.7% of total costs and expenses. During the first half of 2003, the decrease in cost of revenues reflected the underlying trends affecting the quarter ended June 30, 2003, namely reductions in network and telecommunications expense and member services expense. These benefits were partially offset by one-time costs related to the transfer of additional modems to a lower-cost supplier in Mexico ($0.5 million), the abandonment of leased facilities in Mexico and Brazil as a result of the consolidation of Spanish-language call center operations in Argentina and the outsourcing of call center operations in Brazil ($1.0 million) and expenses to reduce certain personnel ($0.8 million). The six-month period ended June 30, 2002 included charges of approximately $3.6 million related to our reduction of network commitments. Currency devaluation reduced reported cost of revenues by $5.2 million during the six-month period ended June 30, 2003 versus the comparable period in 2002.

      We expect cost of revenues to decrease in absolute terms from current levels during the balance of 2003, as incremental benefits from the consolidation of Spanish-language member services in Argentina, the outsourcing of call center operations in Brazil and recently negotiated reductions in network costs are realized. We also expect future maintenance expense to be below year-ago levels in the remainder of 2003. However, we also expect that the rate of improvement in year-over-year comparisons will begin to decrease after the first half of fiscal 2003, once the impact of currency devaluations are incorporated into the base periods. Although the launch of the complementary interactive services are expected to result in initial additional expenditures, the amount of such incremental expenses is not expected to result in a significant increase in our cost of revenues. As of July 2003, our network provided coverage to 354 cities in our three service countries. Service in Puerto Rico is available island-wide. In the near term, we expect to maintain the number of cities in our network at current levels.

      Cost of revenues paid to related parties primarily consists of payments made or due to America Online and its affiliates for the costs of hosting, member services, product development, maintenance and other technical support services for our country operations. During the second quarter of 2003 and 2002, the cost of these services amounted to $2.4 million and $4.4 million, respectively. As of June 30, 2003, America Online had billed us approximately $3.8 million over and above amounts we have recorded in our statements of operations. The difference relates to a portion of items under dispute, primarily for support services provided by America Online. We are currently negotiating with America Online regarding the total amount in dispute and at this point do not expect to pay this approximately $3.8 million difference. As a result, this amount is not reflected in our consolidated statement of operations. In the event we are unable to negotiate a favorable resolution of this dispute, we may be required to recognize an incremental charge to our future cost of revenues. We are also currently negotiating the method for calculating amounts due for 2003 under our online services agreement.

      Sales and marketing. Sales and marketing expenses consist of costs to acquire and retain our members, operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs such as the costs to staff and operate kiosks established at retail locations, the payment of bounties to partners who bring qualified registrations to our AOLA country services through their distribution channels and the distribution of our software on CDs to potential customers, as well as the costs of brand advertising on television and in newspapers, magazines and other media. Also included in sales and marketing expense is amortization of the value of the shares of our class A common stock issued to Banco Itaú in consideration for its entering into the strategic marketing alliance with us (see “Item 1 – Business – Strategic Alliance with Banco Itaú” in our Annual Report on Form 10-K/A for the period ended December 31, 2002, as well as Note 5 to our unaudited consolidated financial statements).

      For the quarter ended June 30, 2003, sales and marketing expenses were $17.4 million and represented 44.4% of our total costs and expenses, a decrease of $6.7 million, or 27.8%, from $24.1 million and 42.4% of total costs and expenses in the second quarter of 2002. During the quarter ended June 30, 2003, currency devaluation reduced sales and marketing expenses by $0.7 million as compared with the second quarter of the prior year.

      The decrease in sales and marketing expenses in the second quarter of 2003, as compared with the second quarter of 2002, was driven by lower spending in both direct acquisition marketing ($4.4 million) and brand marketing ($1.6 million). Sales and marketing expenses for the second quarter of 2003 include expenses of approximately $0.4 million associated with our marketing agreement with McDonald’s in Brazil. This quarterly expense will be on-going for the five-year term of the McDonald’s agreement. In the future, we will also pay bounties associated with the acquisition of new members pursuant to the McDonald’s promotion. The amount of these bounties will depend upon the success of the member acquisition effort. The decrease in direct acquisition marketing costs was due mainly to a reduction in the number of kiosks funded by us at retail outlets. Sales and marketing expenses in the quarter ended June 30, 2003 were negatively impacted by approximately $0.6 million in costs incurred as a result of the early termination of CD purchase commitments. We expect our sales and marketing expenses to increase modestly in the balance of 2003 as we roll out our new, complementary web-based interactive services.

      During the second quarter of 2003, we evaluated the productivity of our kiosks located at Banco Itaú branches and decided to close those with lower than expected levels of registrations. As a result, we began to reduce the number of kiosks and promoters at Banco Itaú branches. We expect this reduction to eliminate a substantial majority of kiosks in operation during the first half of 2003. As per the terms of the revised marketing agreement, we estimate Banco Itaú will be required to pay us approximately $0.8 million during the third quarter of 2003 in exchange for advertising on our service since they have reduced marketing expenses as a result of the reduction in the number of promoters. The amount of this payment is expected to gradually decrease over time as per the terms of the revised marketing agreement. Such payments from Banco Itaú will be treated as a reduction of future marketing expense. We have the right to choose to redeploy or reinstate some of the promoters in the future, in which case we would forego such payments from Banco Itaú.

      For the six months ended June 30, 2003, sales and marketing expenses were $34.0 million and represented 42.5% of our total costs and expenses, a decrease of $20.6 million, or 37.8%, from $54.6 million and 42.8% of total costs and expenses in the first half of 2002. The decrease in sales and marketing expenses in the first half of 2003 was driven by lower spending in both direct acquisition marketing ($14.8 million) and brand marketing ($5.0 million). Sales and marketing expenses in the first half of 2003 include expenses of approximately $0.4 million associated with our marketing agreement with McDonald’s in Brazil and costs of approximately $0.6 million related to the early termination of CD purchase commitments. The decrease in direct acquisition marketing costs was due mainly to our change in strategy which led us to de-emphasize the mass distribution of CDs in favor of staffed kiosks located at high-traffic retail outlets. During the six months ended June 30, 2003, currency devaluation reduced sales and marketing expenses by $2.3 million as compared with the first half of the prior year.

      For the three and six month periods ended June 30, 2003 and 2002, sales and marketing expenses, excluding subsidies received from Banco Itaú and amortization expense related to the Banco Itaú marketing agreement as described below, incurred with related parties were $0.3 million, primarily for advertising on AOL Time Warner Inc. (“AOLTW”) properties. For the three and six month periods ended June 30, 2003, amounts received from Banco Itaú for subsidies it pays on behalf of its members were approximately $0.4 million and $0.9 million, respectively, compared with $1.5 million and $3.0 million, respectively, for the comparable periods in 2002. Subsidies paid by Banco Itaú on behalf of its members are expected to largely cease by the end of the third quarter of 2003 as a result of the revised marketing agreement with Banco Itaú, under which Banco Itaú is no longer required to make subsidy payments to us on behalf of its members to the co-branded service. Amortization expense related to the Banco Itaú marketing agreement was approximately $10.4 million during each of the quarters ended June 30, 2003 and 2002 and approximately $20.8 million during each six-month period ended June 30, 2003 and 2002.

      We expect to continue focusing our member acquisition efforts on marketing agreements with third parties, emphasizing kiosks located in high traffic areas, including bank branches, retail outlets and restaurants. As a result, we expect our acquisition marketing expenses to continue at current levels in the near term. We expect our sales and marketing expenses to increase modestly during the second half of 2003 in support of the launch of our new, complementary web-based interactive services.

      General and administrative. For the three months ended June 30, 2003, our general and administrative costs increased by approximately $0.4 million, or 5.8%, to $6.8 million, up from $6.5 million in the second quarter of 2002. The increase in general and administrative expense was primarily due to comparatively higher bad debt expense associated with advertising and other revenues in the second quarter of 2003 as a result of recovery of aged accounts receivable in the prior year period. For the quarter ended June 30, 2003, currency devaluations across our service countries reduced reported general and administrative expense by $0.3 million, as compared with the second quarter of 2002.

      On a sequential basis, our general and administrative costs decreased by approximately $0.1 million, or 1.8%, from $7.0 million in the first quarter of 2003. Currency fluctuations increased reported general and administrative expense by $0.3 million, as compared with the quarter ended March 31, 2003. The first quarter of 2003 was also negatively impacted by a charge of $0.5 million for severance expense related to employee terminations that took place during the period.

      For the six months ended June 30, 2003, our general and administrative costs were $13.8 million, down approximately $1.3 million, or 8.9%, from $15.2 million in the first half of 2002. Currency devaluations decreased reported general and administrative expense by approximately $1.3 million as compared with the first half of 2002. General and administrative expense for the first half of 2003 was also impacted by the charge of $0.8 million for severance expense related to employee terminations that took place during the period.

      We expect that our general and administrative expenses will continue at current levels during the balance of 2003. Currently, America Online provides us with general and administrative services. For the three and six months ended June 30, 2003, we did not incur any material costs to related parties for general and administrative services.

      Other Expense, net. For the quarter ended June 30, 2003, other expense, net consists almost entirely of interest on our senior convertible notes outstanding. Interest expense was approximately $4.4 million during the second quarter of 2003, as compared to $0.9 million in the quarter ended June 30, 2002. We completed the final placement of senior convertible notes to AOLTW under the terms of the March 2002 note purchase agreement, on December 30, 2002. As a result, average debt outstanding during the second quarter of 2003 was $160.0 million, as compared to $35.1 million in the prior-year second quarter. Interest on the AOLTW notes for the second quarter of 2003 was paid through the issuance of 6,962,267 shares of our series B preferred stock. Under the terms of the AOLTW notes, we may choose to make payment of interest through the issuance of shares of our series B preferred stock. To the extent we do so, interest expense does not represent a cash outlay. Given our focus on cash preservation, we expect future payments of interest to be undertaken through the issuance of new shares.

      The balance of other expense, net consists primarily of interest income, foreign currency gains and losses and realized gains and losses on investments. For the prior-year quarter ended June 30, 2002, we had net other expense of $0.6 million, which was comprised primarily of foreign exchange losses.

      Income taxes. For the three months ended June 30, 2003, we had income tax expense of $29,000, as compared with a credit against income tax expense of $27,000 in the quarter ended March 31, 2003. We did not have any income tax expense or credit in the comparable periods in 2002.

     Loss from operations. For the quarter ended June 30, 2003, our loss from operations was approximately $21.5 million, an improvement of $16.9 million, or 43.9%, from the loss of $38.4 million recorded in the comparable prior year period. The improvement was driven primarily by reductions in costs and expenses, which more than offset the impact of lower revenues as compared with the prior-year period. Devaluation of local currencies accounted for approximately $0.7 million of the improvement.

     For the six months ended June 30, 2003, our loss from operations was $45.3 million, an improvement of $46.5 million, or 50.6%, from $91.8 million in the six-month period ended June 30, 2002. The improvement in our in loss from operations versus the prior year period was also driven by the same underlying trends of lower network, call center and marketing expenses.

     Net loss applicable to common stockholders and loss per common share. Our net loss applicable to common stockholders, after dividends to preferred stockholders, was $29.9 million during the second quarter of 2003, an improvement of approximately $14.6 million, or 32.9%, as compared with the loss of $44.6 million recorded in the second quarter of 2002. Our loss per share, both basic and diluted, was $0.22 per share for the quarter ended June 30, 2003, as compared with losses per share, basic and diluted, of $0.66 in the comparable prior-year period. An increase in the average number of common shares outstanding during the period from 67,070,065 to 135,135,137 accounted for approximately half of the improvement in reported earnings per share. The increase in average shares of common stock outstanding resulted from the conversion of preferred stock into class A common stock in January 2003 by America Online and the Cisneros Group in support of our efforts to remain listed on the Nasdaq SmallCap Market.

     Net loss applicable to common stockholders includes interest expense and dividends on our preferred shares outstanding. During the quarter ended June 30, 2003, interest expense increased to $4.4 million, up from interest expense of approximately $0.9 million in the prior-year period. This increase was due to the larger amount ($160.0 million) of senior convertible notes outstanding during the second quarter of 2003. Dividends on preferred stock were approximately $3.9 million, a reduction from approximately $4.7 million, which resulted from the conversion of preferred stock to class A common stock by America Online and the Cisneros Group.

     For the six-month period ended June 30, 2003, our loss per share, both basic and diluted, was $0.47 per share, as compared with a loss per share of $1.52 in the comparable prior-year period. An increase in the average number of class A common shares outstanding during the period from 67,065,015 to 130,246,485, resulting from the conversion of preferred stock into class A common stock in January 2003 by America Online and the Cisneros Group, accounted for approximately 42% of the improvement in reported earnings per share.

Financial condition and Liquidity

      Current Financial Condition. Table 4 below highlights our consolidated financial condition at June 30, 2003 and at the end of the preceding fiscal year, December 31, 2002.

	AS OF

TABLE 4 - FINANCIAL CONDITION (As of Balances)	June 30,	December 31,		%
	2003	2002	Change	Change

(Dollars in thousands, except percentages)	(Unaudited)
Cash and cash equivalents	$45,924	$75,501	$(29,577)	(39.2)%

Current assets	$58,393	$89,121	$(30,728)	34.5%

Total assets	$69,609	$100,274	$(30,665)	(30.6)%

Working capital	$29,610	$53,001	$(23,391)	(44.1)%

Current liabilities	$28,783	$36,120	$(7,337)	(20.3)%

Long-term debt	$160,000	$160,000	$—	—%

Stockholders’ equity (capital deficiency)	$(120,117)	$(97,086)	$(23,031)	23.7%

Total assets breakdown by segment:
- Brazil	$9,967	$6,818	$3,149	46.2%
- Mexico	4,070	7,035	(2,965)	(42.1)
- Argentina	4,738	3,959	779	19.7
- Puerto Rico	578	605	(27)	(4.5)
- Corporate and other	50,256	81,857	(31,601)	(38.6)

	$69,609	$100,274	$(30,665)	(30.6)%

      At June 30, 2003, we had $45.9 million of cash and cash equivalents, long-term debt of $160.0 million and a capital deficiency of $120.1 million. This represented a reduction in our cash and cash equivalents position of $29.6 million as compared to December 31, 2002, and a decrease of $14.6 million as compared to March 31, 2003. The decline in our cash and cash equivalents position resulted primarily from the financing of our loss from operations during the first half of 2003 and our other working capital requirements. Our long-term debt position did not change during the second quarter or first half of 2003, as the entire amount available under our $160.0 million note purchase agreement with AOLTW was outstanding as of December 30, 2002. Our capital deficiency increased by $23.0 million as compared with our position at December 31, 2002, and by $12.2 million as compared with our position at March 31, 2003. The increases in our capital deficiency reflect our comprehensive loss for the three and six months ended June 30, 2003 of $27.2 million and $52.8 million, respectively, partially offset by the amortization of additional quarters of the Banco Itaú unearned services account, the payment of interest on our senior convertible notes through the issuance of additional stock and the impact on the foreign currency translation adjustment from the appreciation of local currencies since December 31, 2002.

      Our current assets at June 30, 2003 amounted to $58.4 million, a decrease of $30.7 million, or 34.5%, as compared to $89.1 million at December 31, 2002. The decrease in current assets was driven almost entirely by the decrease in cash and cash equivalents, as explained above. Current liabilities decreased $7.3 million, or 20.3%, to $28.8 million at June 30, 2003, from $36.1 million at December 31, 2002 as a consequence of reduced spending on marketing activities and reduced operating costs.

      Cash Flows and Liquidity. Table 5 illustrates our consolidated cash flows and capital spending by segment for the three- and six-month periods ended June 30, 2003:

	QUARTER ENDED				SIX MONTHS ENDED

TABLE 5 - CASH FLOWS & CAPITAL SPENDING	June 30,	June 30,		%	June 30,	June 30,		%
(Dollars in thousands, except percentages)	2003	2002	Change	Change	2003	2002	Change	Change

	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Condensed Cash Flow Statement:
Cash and cash equivalents, beginning of period	$60,516	$19,744	$40,772	206.5%	$75,501	$46,676	$28,825	61.8%

Cash flow (used) provided by:
Operating activities	(14,059)	$(38,049)	$23,990	(63.1)	(29,189)	$(81,826)	$52,637	(64.3)
Investing activities	(348)	(568)	220	(38.8)	(692)	(1,126)	434	(38.5)
Financing activities	—	27,999	(27,999)	(100.0)	—	45,340	(45,340)	(100.0)
Effect of exchange rate changes on cash and cash equivalents	(185)	(768)	583	(76.0)	304	(706)	1,010	(143.1)

Net decrease in cash and cash equivalents	(14,592)	(11,386)	(3,205)	28.2	(29,577)	(38,318)	8,741	(22.8)

Cash and cash equivalents, end of period	$45,924	$8,358	$37,566	449.5%	$45,924	$8,358	$37,566	449.5%

Capital spending by segment:
- Brazil	$211	$217	$(6)	(2.7)%	$246	$613	$(367)	(59.9)%
- Mexico	110	115	(5)	(4.1)	188	146	42	28.8
- Argentina	10	—	10	100.0	100	7	93	1,335.4
- Puerto Rico	14	10	4	41.5	158	16	142	888.7
- Corporate and other	3	220	(223)	(98.7)	—	344	(344)	(100.0)

	$348	$568	$(220)	(38.7)%	$692	$1,126	$(434)	(38.5)%

      Cash and Cash Equivalents and Liquidity

      From inception through December 31, 2002, our operations were financed through the issuance of senior convertible debt and through capital raised in several rounds of financing, including our initial public offering on August 8, 2000. Funds raised through December 31, 2002 totaled $713.1 million, net of issuance-related expenses. Prior to the initial public offering, contributions by joint venture partners totaled $200.1 million, corresponding to $150.1 million by the Cisneros Group and $50.0 million by America Online. Subsequently, our initial public offering in August 2000 generated total proceeds of $203.1 million, including the exercise of the over-allotment option by the underwriters, net of issuance expenses. An additional round of financing took place in March 2001, under which we raised $150.0 million through the sale of stock to America Online, the Cisneros Group and Banco Itaú.

      In order to fund our future operating and cash requirements, on March 8, 2002, we entered into a note purchase agreement with AOLTW. Under the note purchase agreement, AOLTW made available to us, subject to standard borrowing conditions, $160.0 million in exchange for senior convertible notes of AOLA due in March 2007. We drew down the remaining balance available to us under the note purchase agreement on December 30, 2002. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at any time at the option of the holder and will be redeemable by AOLA at any time after September 11, 2003, subject to the holder’s right to convert the senior convertible notes into preferred stock.

      In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds. Interest is payable either in cash or preferred stock, at our option. If interest is paid in shares, the price per share is determined based on the average closing price of the class A common stock for the twenty trading dates prior to the date of payment. For the year ended December 31, 2002, we incurred approximately $5.2 million related to interest payable to AOLTW on the senior convertible notes. Beginning in 2003, we expect to incur approximately $17.8 million in annual interest expense as long as the full amount of $160.0 million in senior convertible notes are outstanding. Depending on market conditions at the time, a decision to pay the interest on the AOLTW notes through the issuance of additional shares could result in significant additional dilution to existing shareholders. Given our focus on cash preservation, we expect to make future payments of interest through the issuance of additional shares of stock.

      In the event the $160.0 million in senior convertible notes were to be converted by AOLTW, an additional 44,150,110 shares of preferred stock would be issued to AOLTW, increasing the economic ownership by America Online and its affiliates in AOLA to 54.5% and their relative voting strength to 66.0%, also assuming conversion of the warrant granted to America Online at the date of our initial public offering and the options granted to its employees who are members of our Board of Directors. Interest payments on the senior convertible notes over the remaining life of the notes will total approximately $66.9 million, assuming the notes are not converted to stock prior to their maturity. Because we intend to pay interest through the issuance of additional shares of preferred stock, we expect America Online’s relative ownership and voting strength to continue to increase over the foreseeable future. AOLTW has granted us a waiver for fiscal 2002 related to our non-compliance with an affirmative covenant in the senior convertible notes requiring our auditors to certify annually that we have not defaulted under the notes. Our auditors were unable to provide the certification because it required them to certify non-quantitative matters. We do not believe we will be able to obtain this certification in future years either. If AOLTW transferred the notes, there can be no assurance that the subsequent holders of the senior convertible notes would also waive our inability to provide this certification in the future. Moreover, there can be no assurance that we will continue to receive additional waivers in future years from AOLTW or any other holder of the senior convertible notes for any non-compliance by us under this covenant. If we do not obtain this waiver, we will be in default under the notes and obligated to repay them immediately. At this time, we do not have sufficient funds to repay the notes.

      At June 30, 2003, our cash and cash equivalents on hand was $45.9 million, a decline of $29.6 million, or 39.2%, as compared to the level at December 31, 2002, and a decline of $14.6 million from March 31, 2003. As a result of improvements in our operating cost structure, we expect that cash on hand at June 30, 2003 will be sufficient to fund operations through mid-2004, based upon our current operating budget. We are currently analyzing various modifications to our operations to address our cash needs beyond mid-2004. There is no commitment or obligation from America Online, AOLTW or the Cisneros Group to fund any of our future requirements. There can be no assurance that we will be successful in modifying our operations to conserve cash nor have we identified additional financing sources at this time. An additional restriction on our ability to obtain additional funding is that the holders of the senior convertible notes can require that the proceeds of any such financing be used to repay the senior convertible notes.

      Operating Activities

      Cash used by operations in the second quarter of 2003 narrowed to $14.1 million, as compared to $38.0 million during the quarter ended June 30, 2002. This improvement in cash flow required by operations was driven primarily by a reduction in net loss from operations.

      Financing Activities

      We did not have any cash provided by financing activities during the second quarter of 2003. During the second quarter of 2002, cash provided by financing activities was $28.0 million and consisted of the drawdowns made by us under the AOLTW note purchase agreement.

      On June 30, 2003, we made our fifth payment of interest on the AOLTW notes, which covered the period from April 1 through June 30, 2003. The interest payment of approximately $4.4 million was made through the issuance of 6,962,267 shares of series B preferred stock to AOLTW, based on an average price of $0.6390 per share. Depending on market conditions at the time, a decision to pay the interest on the AOLTW Notes through the issuance of additional shares could result in significant additional dilution to existing stockholders. Given our focus on cash preservation, we expect to make future payments of interest through the issuance of additional shares of stock.

      Investing Activities and Capital Spending

      Cash used by investing activities was $0.3 million in the three months ended June 30, 2003, compared to cash used by investing activities of $0.6 million in the second quarter of 2002, and was attributable entirely to capital expenditures in support of business operations.

      Capitalization

      As displayed in Table 6 below, at June 30, 2003, we had 135,135,137 shares of class A common stock outstanding, up from 67,070,065 shares of common stock at December 31, 2002, but equal to the number outstanding at March 31, 2003. Shares outstanding at June 30, 2002 were also 67,070,065. The increase in common shares outstanding was due to the conversion of preferred shares by America Online and the Cisneros Group in support of our efforts to comply with the market capitalization requirement of the Nasdaq SmallCap Market in January 2003.

	As of

TABLE 6 - CAPITAL (Period End Balances)	June 30,	December 31,		%
(In thousands, except share amounts and percentages)	2003	2002	Change	Change

	(unaudited)
Stockholders’ equity (capital deficiency)
Preferred Stock, Common Stock and additional paid-in capital	$816,704	$807,855	$8,849	1.1%
Accumulated deficit	(806,078)	(751,878)	(54,200)	7.2
Other (mainly unearned services)	(130,743)	(153,063)	22,320	(14.6)

	$(120,118)	$(97,086)	$(23,031)	23.7%

Shares outstanding
Series B Preferred Stock	108,182,325	126,876,099	(18,693,774)	(14.7)%
Series C Preferred Stock	79,518,702	111,413,994	(31,895,292)	(28.6)
Class A Common Stock	135,135,137	67,070,065	68,065,072	101.5

	322,836,164	305,360,158	17,476,006	5.7%

Shares reserved for issuance
Preferred shares outstanding	187,701,027	238,290,093	(50,589,066)	(21.2)%
AOL Warrant	16,541,250	16,541,250	—	—
AOLTW Senior Convertible Note	44,150,105	44,150,105	—	—
Stock Options	13,429,395	22,808,333	(9,378,938)	(41.1)

	261,821,777	321,789,781	(59,968,004)	(18.6)%

     At June 30, 2003, we had outstanding anti-dilutive securities, all of which are convertible or exercisable into shares of our class A common stock; consisting of:

•	series B preferred stock, convertible into 108,182,325 shares of our class B common stock or class A common stock;

•	series C preferred stock, convertible into 79,518,702 shares of our class C common stock or class A common stock;

•	$160.0 million in senior convertible notes issued to AOLTW, convertible into 44,150,105 shares of series B preferred stock, class B common stock or class A common stock;

•	a warrant issued to America Online exercisable for 16,541,250 shares of any combination of class A common stock, class B common stock or series B preferred stock; and

•	options to purchase 13,429,395 shares of our class A common stock.

      As shown in table 7 below, if all of these anti-dilutive securities were converted or exercised, an additional weighted average 254,964,521 shares of class A common stock would have been outstanding during the quarter ended June 30, 2003. We refer to these securities as anti-dilutive securities because if they were exercised or converted into shares of class A common stock, they would decrease our basic and diluted loss per share as calculated under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). In accordance with U.S. GAAP, the potential effect of these anti-dilutive securities, which are or will all be convertible or exercisable into class A common stock, was not included in the calculation of loss per share.

	QUARTER ENDED				SIX MONTHS ENDED

TABLE 7 - WEIGHTED AVERAGE SHARES	June 30,	June 30,		%	June 30,	June 30,		%
	2003	2002	Change	Change	2003	2002	Change	Change

	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Weighted average number of common shares outstanding	135,135,137	67,070,065	68,065,072	101.5%	130,246,485	67,065,015	63,181,470	94.2%

Plus: effect of potential dilutive common shares from:
Stock options	13,534,406	16,939,962	(3,405,556)	(20.1)	15,532,965	16,055,600	(522,636)	(3.3)
AOL warrant	16,541,250	16,541,250	—	—	16,541,250	16,541,250	—	—
Convertible debt	44,150,105	8,955,255	35,194,850	393.0	44,150,105	5,029,850	39,120,255	777.8
Preferred stock
— Series B	101,220,058	116,010,456	(14,790,398)	(12.7)	98,590,061	116,010,456	(17,420,395)	(15.0)
— Series C	79,518,702	111,413,994	(31,895,292)	(28.6)	81,809,524	111,413,994	(29,604,470)	(26.6)

	254,964,521	269,860,917	(14,896,396)	(5.5)	256,623,905	265,051,150	(8,427,245)	(3.2)

Pro forma fully diluted weighted average shares	390,099,658	336,930,982	53,168,676	15.8%	386,870,390	332,116,165	54,754,225	16.5%

      In January 2003, America Online and the Cisneros Group converted a total of 36,169,780 shares of series B and 31,895,292 shares of series C preferred stock into shares of class A common stock, respectively, at our request. This conversion was designed to increase the total market capitalization of our class A common stock, in order to enable us to comply with NASDAQ SmallCap market requirements related to minimum market capitalization and market value of listed securities. As a result of this conversion, the total number of shares of class A common stock outstanding increased to 135,135,137 shares from 67,070,065 shares.

      As a result of this conversion, our market capitalization was in excess of $50.0 million based on the closing bid price on January 13, 2003, and NASDAQ granted us a 180-day extension to comply with the $1.00 per share minimum bid price requirement for continued listing on NASDAQ’s SmallCap market. NASDAQ granted us an additional 90-day extension in which to satisfy the $1.00 minimum bid price requirement on July 14, 2003 as a result of our market capitalization being greater than $50.0 million on that date. We subsequently received notification from NASDAQ that as of Monday, July 21, 2003, we had demonstrated compliance with the $1.00 minimum bid price requirement for its class A common stock as set forth under Marketplace Rule 4310(c)(4) and all other requirements necessary for continued listing on the SmallCap Market.

      There can be no assurance that we will continue to satisfy the $1.00 minimum bid price requirement of the NASDAQ SmallCap market in the future. If the closing bid price of our class A common stock remains below $1.00 per share bid price for thirty consecutive trading days, we would expect to receive notification from NASDAQ of our non-compliance with its listing standards.

Critical Accounting Policies

      Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), issued by the Securities and Exchange Commission, suggests that companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to a company’s financial condition and results and requires significant judgment and estimates on the part of management in its application. We believe the following represent our critical accounting policies as contemplated by FRR 60. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see Note 2 to the consolidated financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

      Under the terms of our original strategic alliance with Banco Itaú, which was in effect until December 14, 2002, Banco Itaú was required to offer at least one hour of subsidized usage per month to subscribers of the co-branded service following the expiration of a subscriber’s trial period. Banco Itaú could also choose to provide its customers additional subsidized time beyond the one-hour obligation. In addition, Banco Itaú was required to pay us a nominal amount for subscribers who had not used the service during the previous month and who were beyond their free trial period. We record amounts paid to us by Banco Itaú on behalf of its customers for subsidies, which it chooses or is required to make, as a reduction of marketing expenses and not as subscriber revenues. Amounts paid directly to us by subscribers that exceed the time subsidized by Banco Itaú are included in subscription revenues. Were we to recognize payments from Banco Itaú as revenues, our subscriber revenues and sales and marketing expense would be higher than currently reported. Under the terms of the revised marketing agreement, Banco Itaú is no longer required to offer or make such subsidy payments on behalf of its customers. As a result, we expect subsidies received from Banco Itaú to largely cease in the third quarter of 2003.

      Valuation of Accounts Receivable – Reserve for Bad Debt. We estimate that the carrying amount of our trade accounts receivable, which are primarily from subscriber fees and advertising and other, approximate their fair market value. This requires us to estimate the portion of accounts receivable that will ultimately be written off as uncollectible.

      For this purpose, management maintains an allowance to provide for estimated credit losses and has the responsibility for determining that the allowance is adequate for probable and inherent losses relating to trade receivables at each reporting date. Although allowances for potential credit losses are determined based on historical experience, current evaluation of the composition of accounts receivable, expected credit trends and our short operating history makes prediction of actual credit losses difficult. To the extent actual credit losses differ from our estimates of uncollectible accounts, such amounts that are eventually collected will be adjusted to income in the period actually collected.

      As of June 30, 2003, we had a value-added tax (“VAT”) receivable from the Argentine government of approximately $4.0 million. This receivable, which arose in the normal conduct of our business, will be recovered as we make sales in Argentina and make collections from our customers. Given current economic conditions in Argentina, the period of collection could exceed two years. Were the government in Argentina to dishonor its VAT obligation or force its exchange for securities of lower value, this could result in an impairment of the value of our VAT asset. As of the present date, we have not established any valuation allowances for this asset.

      Stock-based Compensation: Accounting for Stock Options: In December 2002, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure and Interpretive Guidance on the Application of FASB Statement No. 123, Accounting for Stock-Based Compensation” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the recognition of the cost of options in the statements of operations. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for employee stock-based compensation be displayed more prominently and in tabular form. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 were effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS 148 did not have an impact on our consolidated financial statements; however, we have modified our disclosure as provided for in the new standard.

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

      Accordingly, as a result of applying the intrinsic value method of accounting to stock options we have issued, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant. Expense recognized in relation to the granting of stock options issued below market price totaled approximately $75,000 in each quarter ended June 30, 2003 and 2002 related to an option grant issued to our Chief Executive Officer. Had we accounted for stock options issued to our employees using the fair value method, our stock-based compensation expense would have been $0.9 million in the quarter ended June 30, 2003, and $1.4 million in the quarter ending June 30, 2002.

      Property and Equipment – Accrual for Lease Abandonment. Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation. Depreciation or amortization is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever are shorter. Long-lived assets and identifiable intangibles related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the abandonment of leased facilities at our offices in Mexico and Brazil, in the quarter ended June 30, 2003, we established a new accrual related to the future lease commitments for the facilities that are not expected to be utilized going forward of approximately $1.0 million. In the past, in connection with the abandonment of leased facilities at our Fort Lauderdale offices, during the years ended December 31, 2002 and 2001, we had established an accrual related to the future lease commitments for the facilities that are not expected to be utilized going forward of approximately $1.0 million and $900,000, respectively. In the year ended December 31, 2001, we also incurred a charge of approximately $0.5 million related to the impairment of leasehold improvements and furniture associated with the abandoned facilities. These accruals will have the effect of reducing reported rent expense and amortization expense of leasehold improvements and furniture going forward.

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

The Audit Committee of our Board of Directors has approved our budgets for both audit and non-audit services.

FORWARD LOOKING STATEMENTS

      This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: plans for the future size of our network, efforts to target higher-value members and the results of those efforts, future membership levels and the composition of our membership base, future revenues, future advertising and marketing efforts, the benefits we expect to receive from our strategic alliance with Banco Itaú and our marketing agreement with McDonald's in Brazil, future subscription and advertising and other revenues, the benefits we expect from our new, complementary web-based service and related expenses, the advertising market in Latin America, future cost of revenues, sales and marketing costs, general and administrative costs and other expenses, our expectation that cash on hand will be sufficient to fund our operations into mid-2004, the amount and form of future interest payments on our 11% senior convertible notes, future financing requirements, future payments from Banco Itaú that we may receive in lieu of certain marketing activities, our expectation that we will need future waivers from the holders of our 11% senior convertible notes, expectations regarding the number of members in free trial or member retention periods, the expected increase in the ownership and voting strength of America Online and AOLTW, future maintenance expenses, and our expectation that we will not be required to pay a portion of the disputed amounts billed by America Online.

      These forward-looking statements are subject to a number of risks and uncertainties, which are described in our Annual Report on Form 10-K/A for the period ended December 31, 2002, and from time to time in other reports we file with the SEC, as well as the following risks and uncertainties: our limited cash position, the impact our continued losses will have on our ability to finance our operations, our limited operating history, uncertainty relating to our ability to convert our subscribers into paying subscribers, uncertainty regarding the success of our targeted marketing initiatives and technology designed to improve validation, the actions of our competitors, the success of the marketing of the Banco Itaú co-branded service and the marketing agreement with McDonald’s in Brazil, risks associated with new product offerings, potential regulatory changes in Brazil, macro-economic conditions in Latin America, exchange rate fluctuations in Latin America and our ability to penetrate our markets. Actual results could differ materially from those described in the forward-looking statements.

      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our reporting currency is the U.S. dollar. However, most of our revenues are received in the currencies of the countries in which we offer our interactive services. The currencies of many Latin American countries, including Brazil, Mexico and Argentina, have experienced substantial volatility, including prolonged periods of devaluation, in the past. If the currencies of the countries in which we operate depreciate and we do not or are unable to increase our prices, our revenues from our services will decline in U.S. dollar terms. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. However, we believe that to the extent that we have substantial expenses in each of our principal currencies, our exposure to currency fluctuations will be reduced. Therefore, to date, we have not tried to limit our exposure to exchange rate fluctuations by using foreign currency forward exchange contracts as a vehicle for hedging. Our business may be adversely affected as a result of foreign currency exchange rate fluctuations if we fail to enter into economic hedging transactions. Future currency exchange losses may be increased if we become subject to exchange control regulations restricting our ability to convert local currencies into U.S. dollars.

      As of June 30, 2003, we had total assets in Argentina totaling approximately $4.8 million, of which approximately $4.0 million is related to a local-currency denominated VAT receivable from the Argentine government. The short-term portion of the VAT receivable, which is equal to $1.3 million, is classified under other receivables in Current Assets while the long-term portion, which is equal to $2.7 million, is classified under Other Assets in the Consolidated Balance Sheet at June 30, 2003. This VAT receivable is not subject to expiration.

      To date, our consolidated results of operations have not been materially impacted by inflation, although rates of inflation increased in 2002. Inflation was 12% in Brazil during calendar 2002, an increase from 6% in calendar 2001. Inflation in Argentina from January 2002 through June 2003 reached a cumulative 43%.

      We are exposed to market risk as it relates to changes in the market value of our investments. As of June 30, 2003, we had no material investments in marketable securities.

      CONTROLS AND PROCEDURES

(A)	Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). These officers have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(B)	Changes in Internal Controls. There were no changes in our internal controls or our internal control over financial reporting, identified in connection with the evaluation of such control that occurred during our last fiscal quarter that have materially affected or are reasonable likely to materially affect, our internal control over financial reporting. Accordingly, no corrective actions were required or undertaken.

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)

	As of

	June 30,	December 31,
	2003	2002

	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$45,535	$74,586
Short-term money market investments	389	915

Total cash and cash equivalents	45,924	75,501
Trade accounts receivable, less allowances of $524 (December 31, 2002 - $709)	3,803	3,567
Other receivables	1,929	2,090
Prepaid expenses and other current assets	6,737	7,963

Total current assets	58,393	89,121
Property and equipment, net	5,649	6,983
Investments, including securities available-for-sale (at fair value)	155	158
Product development and other intangible assets, net	76	285
Other assets	5,336	3,727

TOTAL ASSETS	$69,609	$100,274

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
CURRENT LIABILITIES
Trade accounts payable	$4,060	$8,746
Payables to affiliates	3,907	6,893
Other accrued expenses and liabilities	9,435	7,369
Deferred revenue	4,457	5,019
Accrued personnel costs	4,041	6,462
Other taxes payable	2,883	1,631

Total current liabilities	28,783	36,120
Other non-current liabilities	943	1,240
Senior convertible notes	160,000	160,000

Total liabilities	189,726	197,360
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Preferred stock, $.01 par value; 1,000,000,000 shares authorized:
Series B and C cumulative redeemable convertible; 350,000,000 shares of series B and 300,000,000 shares of series C authorized:
Series B — $294,992 liquidation value; issued and outstanding shares - 108,182,325 (December 31, 2002 - 126,876,099)	1,081	1,269
Series C — $216,863 liquidation value; issued and outstanding shares - 79,518,702 (December 31, 2002 - 111,413,994)	795	1,114
Series D and E cumulative redeemable convertible; 25,000,000 shares authorized each; none issued or outstanding	—	—

	1,876	2,383
Common stock, $.01 par value; 2,250,000,000 shares authorized:
Class A — 1,400,000,000 shares authorized; issued and outstanding shares - 135,135,137 (December 31, 2002 - 67,070,065)	1,352	671
Class B and C — 450,000,000 shares of series B and 400,000,000 shares of series C authorized; none issued and outstanding	—	—

	1,352	671
Additional paid-in capital	813,476	804,801
Unearned services	(126,145)	(147,045)
Accumulated other comprehensive loss	(4,598)	(6,018)
Accumulated deficit	(806,078)	(751,878)

Total stockholders’ equity (capital deficiency)	(120,117)	(97,086)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	$69,609	$100,274

      The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — (Unaudited)
For the Three and Six Months Ended June 30, 2003 and 2002
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Subscriptions	$15,864	$16,231	$30,822	$31,918
Advertising and other	1,821	2,315	3,158	4,786

Total revenues	17,685	18,546	33,980	36,704
Costs and expenses:
Cost of revenues	14,954	26,353	31,523	58,762
Sales and marketing	17,412	24,123	33,951	54,567
General and administrative	6,841	6,466	13,806	15,152

Total costs and expenses	39,207	56,942	79,280	128,481

Loss from operations	(21,522)	(38,396)	(45,300)	(91,777)
Other expense, net	(4,477)	(1,508)	(8,898)	(1,039)

Loss before income taxes	(25,999)	(39,904)	(54,198)	(92,816)
Income taxes	(29)	—	(2)	—

Net loss	(26,028)	(39,904)	(54,200)	(92,816)
Less: Dividends on Series B and C preferred shares	3,882	4,651	6,915	9,303

Net loss applicable to common stockholders	$(29,910)	$(44,555)	$(61,115)	$(102,119)

Loss per common share, basic and diluted	$(0.22)	$(0.66)	$(0.47)	$(1.52)

Weighted average number of common shares outstanding	135,135,137	67,070,065	130,246,485	67,065,015

SUPPLEMENTAL RELATED PARTIES DISCLOSURE:
Transactions with affiliated parties are reflected in the consolidated statements of operations as follows:
Subscription revenues	$3,496	$2,643	$6,863	$4,929
Advertising and other revenues	842	252	1,020	618
Cost of revenues	2,411	4,395	6,358	10,580
Sales and marketing	10,290	10,213	20,072	20,604
General and administrative	(35)	(1,037)	95	497
Interest expense	4,449	899	8,849	1,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY) — (Unaudited)
(In thousands, except share amounts)

							Accumulated
	Preferred Stock		Common Stock		Additional		other
					paid-in	Unearned	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	services*	income (loss)	deficit	Total

BALANCES AT DECEMBER 31, 2002	238,290,093	$2,383	67,070,065	$671	$804,801	$(147,045)	$(6,018)	$(751,878)	$(97,086)
Net loss	—	—	—	—	—	—	—	(54,200)	(54,200)
Foreign currency translation adjustment	—	—	—	—	—	—	1,420	—	1,420

Total comprehensive loss									(52,780)
Interest paid with issuance of Series B preferred shares	17,476,006	174	—	—	8,675	—	—	—	8,849
Conversion of preferred shares to common	(68,065,072)	(681)	68,065,072	681	—	—	—	—	—
Non-cash marketing expense amortization ***	—	—	—	—	—	20,750	—	—	20,750
Non-cash compensation expense **	—	—	—	—	—	150	—	—	150

BALANCES AT JUNE 30, 2003	187,701,027	$1,876	135,135,137	$1,352	$813,476	$(126,145)	$(4,598)	$(806,078)	$(120,117)

*	Unearned services includes $253.6 million associated with stock issued to Banco Itaú. See accompanying note 5 included herein.

**	Non-cash compensation expense includes intrinsic value related to an employee stock option grant.

***	Represents the amortization associated with the stock issued to Banco Itaú for the marketing services strategic alliance. See accompanying note 5 included herein.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)
For the Six Months Ended June 30, 2003 and 2002
(In thousands)

	Six Months Ended
	June 30,

	2003	2002

OPERATING ACTIVITIES
Net loss	$(54,200)	$(92,816)
Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery) provision for uncollectible accounts	52	(1,337)
Depreciation and amortization	2,899	2,677
Loss from investment securities	4	242
Non-cash marketing expense (Note 5)	20,750	20,752
Non-cash stock based compensation expense	150	151
Issuance of preferred stock for interest due to affiliate	8,849	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,044	812
Other operating assets	1,554	(1,312)
Operating liabilities	(7,019)	(11,953)
Deferred revenues	(777)	(200)
Payables to affiliates	(2,495)	1,158

Net cash used in operating activities	(29,189)	(81,826)

INVESTING ACTIVITIES
Capital spending	(692)	(1,126)

Net cash used in investing activities	(692)	(1,126)

FINANCING ACTIVITIES
Proceeds from issuance of senior convertible notes (Note 4)	—	45,300
Proceeds from affiliate capital contributions	—	—
Proceeds from stock options exercised	—	40

Net cash provided by financing activities	—	45,340

Effect of exchange rate changes on cash and cash equivalents	304	(706)

Net decrease in cash and cash equivalents	(29,577)	(38,318)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,501	46,676

CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,924	$8,358

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$51	$—

Interest paid	$4	$—

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

      The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Annual Report on Form 10-K/A of America Online Latin America, Inc. (“AOLA” or the “Company”) for the fiscal year ended December 31, 2002, which summarizes the significant accounting policies used in determining the financial position, cash flows and results of operations of AOLA’s business segments. Certain reclassifications have been made for consistent presentation.

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

      AOLA derives its revenues principally from subscription fees from its AOLA country services and, to a lesser extent, from advertising and other revenue sources. AOLA currently has the exclusive right to offer AOL-branded personal computer-based online services in Latin America. Under its license agreement with America Online, it also has the exclusive right to offer AOL-branded TV-based online services in Latin America if America Online develops these services. AOLA also has the exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by America Online for commercial launch on or before August 7, 2004.

      As discussed in more detail in Note 4 (Stockholders’ Equity) of our Annual Report of Form 10-K/A, during fiscal year 2001, AOLA’s principal stockholders, America Online, the Cisneros Group and Banco Itaú, signed a stock purchase agreement under which they subsequently provided an aggregate of $150.0 million in additional capital.

      On March 8, 2002, AOLA entered into a note purchase agreement with AOL Time Warner Inc. (“AOLTW”), the parent company of America Online. Under the note purchase agreement, AOLTW made available to AOLA, subject to standard borrowing conditions, $160.0 million in exchange for senior convertible notes of AOLA due in March of 2007. The Company drew down the remaining balance available to it under the note purchase agreement on December 30, 2002. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at any time at the option of the holder, and will be redeemable by AOLA at any time after September 11, 2003, subject to the holder’s right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if AOLA raises additional debt or equity funds. Interest is payable either in cash or preferred stock, at our option. If interest is paid in shares, the price per share is to be determined based on the average closing price of the class A common stock for the twenty trading dates prior to the date of payment.

      From inception through the present date, AOLA’s operations have been financed through capital raised from the Cisneros Group ($213.9 million), America Online ($116.3 million) and Banco Itaú ($19.9 million), the proceeds generated by AOLA’s IPO and the exercise of the over-allotment option (approximately $203.1 million) and an issuance of senior convertible debt to AOLTW ($160.0 million). As of June 30, 2003, all of the net proceeds generated by the IPO and the over-allotment option had been used for working capital purposes and to fund the losses generated by AOLA’s operations.

      As a result of improvements in its operating cost structure, the Company anticipates that the cash on hand at June 30, 2003 will be sufficient to fund operations through mid-2004, based upon its current operating budget. AOLA is currently analyzing various alternatives to address its cash needs beyond mid-2004. There is no commitment or obligation from America Online, AOLTW or the Cisneros Group to fund any of AOLA’s future requirements. There can be no assurance that AOLA will be successful in modifying its operations to conserve cash nor has it identified additional financing sources at this time. An additional restriction on AOLA’s ability to obtain additional funding is that the holders of the senior convertible notes can require that the proceeds of any such financing be used to repay the senior convertible notes.

NOTE 3 – LOSS PER COMMON SHARE AND STOCK-BASED COMPENSATION

      Loss per Common Share

      The following table presents the calculation of basic and diluted net loss per common share for the three- and six-month periods ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	(Unaudited)		(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(26,028)	$(39,904)	$(54,200)	$(92,816)
Less: Dividends on Series B and C preferred shares	3,882	4,651	6,915	9,303

Net loss applicable to common stockholders	(29,910)	(44,555)	(61,115)	(102,119)
Weighted average number of common shares outstanding	135,135	67,070	130,246	67,065

LOSS PER COMMON SHARE, Basic and diluted	$(0.22)	$(0.66)	$(0.47)	$(1.52)

      AOLA has the intention and unconditional right to redeem the preferred stock by issuing common stock. There is no difference between AOLA’s basic and diluted loss per share since the effect of any contingently issuable common stock on loss per share is anti-dilutive for all periods presented. Potential anti-dilutive securities as of June 30, 2003 are set forth in the table below:

(Unaudited)

As of
June 30,
2003

Series B Preferred Stock	108,182,325
Series C Preferred Stock	79,518,702
AOL Warrant	16,541,250
AOLTW Senior Convertible Notes	44,150,105
Stock Options	13,429,395

261,821,777

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

      AOLA follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 123”), which established a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method of accounting for their employee stock-based compensation plans. This pronouncement also allows an entity to continue to measure compensation cost for those plans based on Accounting Principles Board (“APB”) Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and disclose the pro forma net income and net income per share as if the fair value method had been applied in measuring cost. Compensation cost is determined based on the intrinsic value of the stock options as required by the provisions of APB 25.

      Accordingly, as a result of applying the intrinsic value method of accounting to stock options AOLA has issued, compensation expense has not been recognized for options granted with an exercise price equal to market value at the date of grant. Expense recognized in relation to the granting of stock options issued below market price totaled approximately $75,000 and $151,000, respectively, in three- and six-month periods ended both June 30, 2003 and 2002 related to an option grant issued to our Chief Executive Officer. Had the Company accounted for stock options issued to our employees using the fair value method, stock-based compensation expense would have been $0.9 million in the quarter ended June 30, 2003, and $1.4 million in the quarter ending June 30, 2002. Using the fair value method, stock-based compensation expense for the six months ended June 30, 2003 and 2002 would have been $0.8 million and $2.5 million, respectively.

      The following table presents AOLA’s net loss and loss per common share assuming AOLA had used the fair value method to recognize compensation expense with respect to its options:

	(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2003	2002	2003	2002

Reported
Net loss applicable to common stockholders	$(29,910)	$(44,555)	$(61,115)	$(102,119)
Loss per common share — basic and diluted	$(0.22)	$(0.66)	$(0.47)	$(1.52)
Recorded employee stock-based compensation	$75	$75	$151	$151
Employee stock-based compensation under fair value method	$(885)	$(1,409)	$(801)	$(2,451)
Pro forma net loss	$(30,720)	$(45,889)	$(61,766)	$(104,419)
Loss per common share — basic and diluted	$(0.23)	$(0.68)	$(0.47)	$(1.56)

NOTE 4 – 11% SENIOR CONVERTIBLE NOTES

      On March 8, 2002, AOLA entered into a note purchase agreement with AOLTW under which AOLTW made available to AOLA, subject to standard borrowing conditions, $160 million in exchange for AOLA 11% senior convertible notes due in 2007 (the “Notes”).

      The Notes are convertible into Series B Redeemable Convertible Preferred Stock (“Series B Stock”), which is the series of preferred stock currently held by America Online and AOLTW. AOLA drew down the remaining balance available to us under the note purchase agreement on December 30, 2002. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% above the closing trading price of AOLA’s class A common stock on March 8, 2002). The Notes are convertible at any time at the option of the holder and will be redeemable by AOLA at any time 18 months after the date of the note purchase agreement, subject to the holders’ right to convert the Notes into preferred stock. In addition, the Notes are required to be repaid, at the option of the holder, in the event of significant asset sales or if AOLA raises additional debt or equity funds.

      If the entire $160 million principal amount of the Notes were to be converted by AOLTW, an additional 44,150,105 shares of Series B Stock would be issued to AOLTW, the combined economic ownership of AOLTW and America Online in the company would increase to 54.5%, and its relative voting strength to approximately 66.0%, assuming conversion of a warrant held by America Online (the “AOL Warrant”) that is immediately exercisable to purchase approximately 16.5 million shares of any combination of AOLA’s series B preferred stock, class B common stock or class A common stock and conversion of stock options to purchase 300,000 shares of class A common stock held by Directors of America Online. Although the conversion of the Notes, the payment of dividends and interest in additional shares of voting stock and the exercise of the AOL Warrant could each result in AOLTW and America Online holding more than 50% of the outstanding voting stock of AOLA, it would not alter other corporate governance provisions or result in a change of control.

      Interest on the Notes is due quarterly and is payable either in cash or preferred stock at AOLA’s option. In the event that interest is paid in shares, the price per share is determined based on the average closing price of AOLA’s class A common stock for the twenty trading dates ending on the second trading day prior to the date of payment. Interest payments on the Notes could total approximately $66.9 million over the remaining life of the Notes, assuming they are not converted or redeemed prior to their March 2007 maturity date. Beginning in 2003, AOLA expects to incur approximately $17.8 million in annual interest expense as long as the full amount of $160.0 million in senior convertible notes are outstanding. AOLA issued its final note to AOLTW on December 30, 2002, for the balance remaining under the note purchase agreement. Depending on market conditions at the time, a decision to pay the interest on the AOLTW notes through the issuance of additional shares could result in significant additional dilution to existing shareholders. Given the Company’s focus on cash preservation, AOLA expect to make future payments of interest through the issuance of additional shares of stock.

      Interest on the Notes for the quarter ended June 30, 2003 amounted to approximately $4.4 million and was paid through the issuance of 6,962,267 shares of AOLA’s series B preferred stock. To the extent interest is paid in stock, interest expense does not represent a cash outlay. Because AOLA intends to pay interest through the issuance of additional shares of preferred stock, it expects America Online’s relative ownership and voting strength to continue to increase over the foreseeable future. AOLTW has granted AOLA a waiver for fiscal 2002 related to its non-compliance with an affirmative covenant in the Notes requiring the Company’s auditors to certify annually that AOLA has not defaulted under the Notes. The Company’s auditors were unable to provide the certification because it required them to certify non-quantitative matters. AOLA does not believe it will be able to obtain this certification in future years either. If AOLTW transferred the Notes, there can be no assurance that the subsequent holders of the Notes would also waive AOLA’s inability to provide this certification in the future. Moreover, there can be no assurance that AOLA will continue to receive additional waivers in future years from AOLTW or any other holder of the Notes for any non-compliance by us under this covenant. If AOLA does not obtain this waiver, it will be in default under the Notes and obligated to repay them immediately. At this time, AOLA does not have sufficient funds to repay the Notes.

      NOTE 5 – BANCO ITAÚ STRATEGIC MARKETING ALLIANCE

      In June 2000, AOLA entered into a ten-year strategic alliance with Banco Itaú, one of the largest banks in Latin America. AOLA launched a co-branded, customized version of the America Online Brazil service that Banco Itaú began marketing to its customers in December 2000, and Banco Itaú is obligated to promote the co-branded service as the principal means of accessing Banco Itaú’s interactive financial services. AOLA believes that this relationship is important to its Internet presence in Brazil because it allows AOLA to gain access to Banco Itaú’s online as well as offline customer base.

      The Banco Itaú co-branded service is substantially the same as the AOLA country service in terms of technology and content, except that it offers a co-branded welcome screen for Banco Itaú customers, a Banco Itaú toolbar icon, a special version of the finance channel and links that directly connect Banco Itaú’s customers to its online financial services. Subscribers to the co-branded service have access to a full line of features as provided to general customers, including e-mail with multiple AOL screen names, instant messaging, Internet access, interaction with a worldwide online community and 24-hour customer service.

      On December 14, 2002, AOLA amended its strategic marketing alliance with Banco Itaú. Under the terms of the revised agreement, AOLA oversees, in large part, the marketing activities for the co-branded service. Banco Itaú is obligated to establish kiosks and point-of-sale displays inside hundreds of its bank branches for the promotion of the co-branded service, which are staffed by promoters trained by AOL Brazil. The number of promoters varies depending on the success of the marketing efforts, which are reviewed every three months. If the marketing efforts do not meet specified goals, the number of promoters will be decreased, subject to a floor on the number of promoters. Conversely, if the marketing efforts exceed specified levels, the number of promoters will be increased, subject to a maximum number of promoters. Recently, as a result of lower than expected productivity, AOLA has begun to reduce the number of promoters and kiosks in Banco Itaú branches. Banco Itaú will be required to make certain payments as a result of this reduction. The amount of these payments is expected to gradually decrease over time as per the terms of the revised marketing agreement with Banco Itaú. AOLA has the right to redeploy or reinstate some of the promoters in the branches in the future, in which case AOLA would forego such payments from Banco Itaú.

      Potential subscribers are able to sample the co-branded service and register in bank branches. Banco Itaú is also required to distribute, at AOLA’s direction, CD-ROMs containing the software for the co-branded service via in-branch promotions and direct mail. Banco Itaú must also produce and broadcast a certain number of television commercials promoting the co-branded service and is required to provide exclusive online banking benefits to subscribers to the co-branded service. Banco Itaú is responsible for the cost of these marketing efforts. The modified marketing arrangements will remain in effect through March 2006, although the ten-year term of the original agreement did not changed.

      Under the terms of the original agreement with Banco Itaú, Banco Itaú and AOLA established subscriber targets for the co-branded service of 250,000 verified subscribers at December 10, 2001 and 500,000 at December 10, 2002 (subsequently moved to April 30, 2003) and a secondary target of a total of 1,000,000 verified subscribers at December 10, 2002 (subsequently moved to April 30, 2003). In addition, Banco Itaú and AOLA had established the following additional targets: (i) for the 12-month period ending December 10, 2003, revenues generated from subscribers to the co-branded service would account for at least 39% of AOLA’s aggregate revenues in Brazil, (ii) on December 10, 2004, there would be at least 2,000,000 verified subscribers, and for the twelve months ended on that date revenues generated from subscribers to the co-branded service would account for at least 46% of AOLA’s aggregate revenues in Brazil, and (iii) for the 12-month period ending December 10, 2005, revenues generated from subscribers to the co-branded service would account for at least 56% of AOLA’s aggregate revenues in Brazil. Verified subscribers are those subscribers who have used the co-branded service in any two of the three months preceding the applicable measurement date or who have first accessed the co-branded service in the month prior to the applicable measurement date. Under the original agreement, if the verified subscriber level and revenue targets were not met, Banco Itaú was required to make a reference payment to AOLA. Banco Itaú met the subscriber target for the co-branded service of 250,000 verified subscribers at the December 10, 2001 measurement date.

      Banco Itaú customers who register for the co-branded service after December 14, 2002 are entitled to a one-month free trial period, the length of which may be changed in the future and, if they subscribe to the monthly unlimited-use plan, are entitled to a 20% discount off the standard price. Prior to the revised agreement, Banco Itaú was required to offer its subscribers at least one hour of subsidized usage per month following the expiration of their trial period, although Banco Itaú was responsible to AOLA only for actual usage by the subscriber. Banco Itaú is no longer required to subsidize usage for new subscribers to the co-branded service who register after December 14, 2002; however, Banco Itaú, at its option, may subsidize hours for certain customers who were subscribers to the co-branded service prior to December 14, 2002. In addition, during a short transition period expected to end in the third quarter of 2003, Banco Itaú is required to pay us a nominal amount for subscribers who were customers prior to December 14, 2002, but who have not used the service during the previous month and are no longer in their free trial period.

      Under the terms of the revised agreement, Banco Itaú and AOLA eliminated the subscriber targets for the period ending April 30, 2003 (which is the second measurement period under the agreement) and replaced the targets for the remaining three years with targets based on a combination of minimum revenue levels (in the same percentages as described above for each of the next three years) and the fulfillment of the marketing commitments described above. If the new targets are not met, Banco Itaú is required to make a reference payment to AOLA. The dates for measuring performance with the new targets have been moved to March 24, 2004, 2005 and 2006. The aggregate amount that Banco Itaú will be required to pay AOLA if the marketing or revenue targets are not met (which are subject to annual ceilings) has been reduced from an aggregate of approximately $135.4 million to approximately $60.0 million for the balance of the initial five-year marketing period. In addition, the aggregate amount that Banco Itaú would be obligated to pay AOLA in the event of a termination of the agreement prior to March 24, 2006 has been reduced from approximately $158.0 million to approximately $70.0 million.

      As there are potential specific payments related to performance targets in the first five years of the agreement, AOLA is expensing $164.8 million of the cost of the agreement on a straight-line basis over that period, based on the original valuation of the penalties.

      AOLA is expensing the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement. The amortization of the unearned service related to the Banco Itaú strategic alliance amounted to $10.4 million for each of the quarters ended June 30, 2003 and 2002, and to $20.8 million for each of the six-month periods ended June 30, 2003 and 2002. This expense is included in the accompanying consolidated statements of operations as part of sales and marketing expenses. The amortization period was not changed as a result of the revisions made to the marketing agreement with Banco Itaú.

      NOTE 6 – CONTINGENCIES

     Cost of revenues paid to related parties primarily consists of payments made or due to America Online and its affiliates for the costs of hosting, member services, product development, maintenance and other technical support services to AOLA country operations. As of June 30, 2003, America Online had billed AOLA approximately $3.8 million over and above amounts it had recorded in its statements of operations. The difference relates to a portion of items under dispute, primarily for support services provided by America Online. AOLA is currently negotiating with America Online regarding the total amount in dispute and at this point does not expect to pay this approximately $3.8 million difference. As a result, this amount is not reflected in AOLA’s consolidated statement of operations. In the event AOLA is unable to negotiate a favorable resolution of this dispute, it may be required to recognize an incremental charge to future cost of revenues. AOLA is also currently negotiating the method for calculating amounts due for 2003 under its online services agreement with America Online.

     From time to time, AOLA may be involved in litigation relating to claims arising out of its operations in the normal course of business. AOLA is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on AOLA’s financial position or results of operations.

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

      Each of AOLA’s operating segments derives its revenues from interactive services through subscription revenues and advertising, commerce and other revenues. Interactive services consist of the delivery of AOLA’s interactive products, including the AOLA country services and portals. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in our 2002 Annual Report on Form 10-K/A. Although amounts for Argentina are not currently material and are not expected to be material in future reporting periods, we have decided not to consolidate Argentina with our corporate and other segment in order to facilitate historical segment comparisons. The table below presents a reconciliation of the combined segment information to AOLA’s reported revenues and operating loss as included in the Consolidated Statement of Operations for the periods indicated (in thousands):

	(Unaudited)		(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues Breakdown:
Subscriptions
- Brazil	$6,326	$6,747	$11,843	$13,238
- Mexico	5,614	6,526	11,307	12,745
- Argentina	456	392	854	1,136
- Puerto Rico	3,438	2,536	6,755	4,751
- Corporate and other	30	30	63	48

	15,864	16,231	30,822	31,918
Advertising and other
- Brazil	768	1,572	1,437	3,065
- Mexico	556	540	854	1,212
- Argentina	79	72	180	236
- Puerto Rico	146	112	237	241
- Corporate and other	272	19	450	32

	1,821	2,315	3,158	4,786
Total
- Brazil	7,094	8,319	13,280	16,303
- Mexico	6,170	7,066	12,161	13,957
- Argentina	535	464	1,034	1,372
- Puerto Rico	3,584	2,648	6,992	4,992
- Corporate and other	302	49	513	80

	$17,685	$18,546	$33,980	$36,704

Income/(loss) from operations
- Brazil	$(14,440)	$(26,212)	$(30,693)	$(55,815)
- Mexico	(3,257)	(7,771)	(6,515)	(24,311)
- Argentina	(449)	(488)	(812)	(2,152)
- Puerto Rico	353	299	704	126
- Corporate and other	(3,729)	(4,224)	(7,984)	(9,625)

	$(21,522)	$(38,396)	$(45,300)	$(91,777)

      The following table presents a reconciliation of reportable segment assets and long-lived assets to the consolidated financial statement totals as of the dates indicated (in thousands):

	June 30,	December 31,
	2003	2002

	(Unaudited)
Total assets
- Brazil	$9,967	$6,818
- Mexico	4,070	7,035
- Argentina	4,738	3,959
- Puerto Rico	578	605
- Corporate and other	50,256	81,857

	$69,609	$100,274

Long-lived assets
- Brazil	$2,160	$2,528
- Mexico	804	1,304
- Argentina	365	304
- Puerto Rico	316	254
- Corporate and other	2,004	2,593

	$5,649	$6,983

The following table shows AOLA’s depreciation and amortization and capital spending on a segment basis for the periods indicated (in thousands):

	(Unaudited)		(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Depreciation and amortization
- Brazil	$820	$723	$1,170	$1,432
- Mexico	617	314	912	627
- Argentina	72	86	105	194
- Puerto Rico	54	20	106	31
- Corporate and other	367	189	606	393

	$1,930	$1,332	$2,899	$2,677

Capital spending
- Brazil	$211	$217	$246	$613
- Mexico	110	115	188	146
- Argentina	10	—	100	7
- Puerto Rico	14	10	158	16
- Corporate and other	3	226	—	344

	$348	$568	$692	$1,126

      NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

      Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (FAS 150) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some cases), whereas many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the statement will have a material effect on its financial position or results of operations.

      Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Company during the third quarter of 2003. The Company is currently evaluating the effects of adopting the provisions of FIN 46.

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

PART II.     OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

      Recent Sales and Issuance of Unregistered Securities

      On June 30, 2003, AOLA issued 6,962,267 shares of series B redeemable convertible preferred stock (“series B preferred stock”) with a liquidation value of approximately $18.7 million to AOLTW in payment of $4.4 million of interest due on the senior convertible notes for the period April 1, 2003 to June 30, 2003. See Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations “ for a description of this financing. Shares of series B preferred stock are convertible into shares of AOLA’s class B common stock, $.01 par value per share (“class B common stock”), which can be converted into AOLA’s class A common stock, $.01 par value per share (“class A common stock”), at any time on a one-for-one basis.

      The offer and sale of the series B preferred stock was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), as set forth in Section 4(2) relating to sales by an issuer not involving any public offering or the rules and regulations thereunder. The offer and sale was made only to “accredited investors” as such term is defined in Regulation D under the Securities Act and the Registrant did not engage in any general solicitation or make any advertisement with respect to the offer and sale of the series B preferred stock. All of the senior convertible notes sold in the private placement are restricted securities for purposes of the Securities Act.

      Item 4.     Submission of Matters to a Vote of Security Holders

      On April 9, 2003, the holders of a majority of the outstanding preferred stock of the Company voted by written consent to ratify the increase of 4,600,000 shares of the Company’s class A common stock that may be reserved for issuance and issued from time to time to employees, directors and consultants of the Company under AOLA’s stock option plan.

      Item 6.     Exhibits and Reports on Form 8-K.

      (a) Exhibits

Exhibit 10.1	Letter dated July 22, 2003 from AOL Brasil Ltda. to Banco Itaú, S.A.

Exhibit 10.2 +	Letter Agreement, dated June 11, 2003, between Teléfonos de Mexico, S.A. de C.V. and AOL Mexico S. de R.L. de C.V.

Exhibit 31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 6, 2003, we filed a Current Report on Form 8-K disclosing the issuance of a press release concerning our financial results for the quarter ended March 31, 2003.

On June 27, 2003, we filed a Current Report on Form 8-K correcting certain inaccuracies and possible translation errors in recent press reports in the Latin American media.

On August 5, 2003, we filed a Current Report on Form 8-K disclosing the issuance of a press release concerning our financial results for the quarter ended June 30, 2003.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission

      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA ONLINE LATIN AMERICA, INC.

DATE: August 14, 2003
/s/ Osvaldo Baños
Osvaldo Baños Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.1	Letter dated July 22, 2003 from AOL Brasil Ltda. to Banco Itaú, S.A.

Exhibit 10.2+	Letter Agreement, dated June 11, 2003, between Teléfonos de Mexico, S.A. de C.V. and AOL Mexico S. de R.L. de C.V.

Exhibit 31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.