Form 10-Q
period 2003-09-30
AMERICA ONLINE LATIN AMERICA INC
filed 2003-11-14
CIK 1100395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class			Shares Outstanding as of November 10, 2003

Class A common stock	-	$0.01 par value,	135,150,891
Class B common stock	-	$0.01 par value,	None
Class C common stock	-	$0.01 par value,	None

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-3.1 Certificate of Amendment
EX-10.1 Amendment No. 13 to Agreement
EX-10.2 Amendment No. 14 to Agreement
EX-10.3 Amendment No. 15 to Agreement
EX-10.4 Telemar Agreement
EX-10.5 Avantel Agreement
EX-10.6 Agreement for Promotion of Traffic
EX-10.7 Amendment No. 17 to Agreement
EX-31.1 CEO Certification Pursuant to Section 302
EX-31.2 CFO Certification Pursuant to Section 302
EX-32.1 CEO & CFO Certif. Pursuant to Section 906

AMERICA ONLINE LATIN AMERICA, INC.

FORM 10-Q

    PART I. FINANCIAL INFORMATION

    ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and related footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of America Online Latin America, Inc. (“AOLA” or the “Company”). The MD&A is organized as follows:

♦	Overview and recent developments. This section provides a general description of AOLA’s businesses, as well as recent developments that we believe are important in understanding our results of operations and future trends in our operations.

♦	Results of operations. This section provides an analysis of AOLA’s results of operations for the three and nine months ended September 30, 2003 relative to the comparable periods in 2002. This analysis is presented on a consolidated basis, but also discusses relevant segment basis figures and results.

♦	Financial condition and liquidity. This section provides an analysis of AOLA’s financial condition as of September 30, 2003 and cash flows for the three and nine months ended September 30, 2003 and 2002.

♦	Critical accounting policies. This section provides a review of our accounting policies and estimates considered most important to our reported financial condition and results.

♦	Forward-looking statements. This section discusses how certain forward-looking statements made by AOLA throughout MD&A and in the consolidated financial statements are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

     This MD&A may not be indicative of the results for the full year and should be read in conjunction with the sections of our audited financial statements and notes thereto as well as our MD&A that are included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

     Overview and Recent Developments

     AOLA is one of the leading interactive service providers in Latin America. Our goal is to become Latin America’s leader in the development of the Internet, the global interactive medium that is changing the way people communicate, stay informed, are entertained, learn, shop and conduct business. We derive our revenues primarily from member subscriptions to our AOLA country services, the AOL-branded service in Puerto Rico and web-based interactive content and connectivity services. We also generate additional revenues from advertising and other revenue sources.

     The AOLA country services, the AOL-branded service in Puerto Rico and our web-based interactive content and connectivity services provide our members with easy and reliable access to local, regional and global online communities, content and localized versions of certain of America Online, Inc.’s (“America Online”) and AOLA interactive products. Our services enable members to access and explore the Internet and encourage members to participate in interactive communities through tools such as Spanish and Portuguese versions of AOL Instant Messenger, Buddy Lists, e-mail, public bulletin boards, online meeting rooms, conversations, chat and auditorium events. Our AOLA country services require members to use a software client program on their computers, whereas our web-based services do not require this software.

     Our markets in Latin America are Brazil, Mexico, Argentina and Puerto Rico. In November 1999, we launched our first AOLA country service, America Online Brazil. As of October 15, 2003, we offered our America Online Brazil service in 286 cities in Brazil. In July 2000, we launched our country service in Mexico, America Online Mexico. As of October 15, 2003, we offered our America Online Mexico service in 58 cities in Mexico. In August 2000, we launched our country service in Argentina, America Online Argentina. As of October 15, 2003, we offered our America Online Argentina service in 22 cities in Argentina. As part of the ongoing development of our service territory, in December 2000 we expanded into Puerto Rico under an agreement with America Online under which America Online transferred its economic interest in its existing subscriber base to us. We receive the net economic benefit associated with subscribers to the AOL-branded service in Puerto Rico and include these subscribers in our member totals. Subscribers in Puerto Rico are provided with both English and Spanish-language content through the AOL-branded service. As of October 15, 2003, service in Puerto Rico was offered island-wide.

     We consider countries in which we have launched our AOLA country services as operational segments and internally report our operations on a country-by-country basis. Although amounts for Argentina are not currently material and are not expected to be material in future reporting periods, we have decided not to consolidate Argentina with our corporate and other segment in order to facilitate historical segment comparisons. Each of our operating segments, except for Puerto Rico, derives its revenues through the provision of interactive services from subscription revenues to our AOLA country services and/or web-based interactive services and from advertising and other revenues. In Puerto Rico, we derive our subscription revenue from an arrangement with America Online whereby America Online transfers it net economic interests from members to the AOL-branded service in Puerto Rico to us. Our Puerto Rico segment also derives revenue from advertising and other revenue.

     In July 2003, we began testing a new web-based content and connectivity service in Argentina and launched this service, which is known as “AOL Web,” in October 2003. During September 2003, we launched a web-based service in Brazil and also began testing this concept in Mexico. Our new services offer subscribers a connection to the Internet and differing levels of email, content and support services. Our web-based service provides subscribers with local telephone numbers to access the Internet using standard dialers commonly available on computer operating systems. Members access the Internet by using any standard web browser, which is the user interface most frequently used by Internet users in Latin America. As a result, we will not need to distribute CDs to new members of the web-based services, nor will we incur costs similar to those associated with the maintenance of the existing client software for our AOLA country services. Our new web-based services are also priced at lower rates than our current country services and will also have lower costs. We expect this new service to better allow us to compete on the basis of price and to allow consumers to choose the features they need.

     We will be primarily responsible for the hosting, technical support, development and billing for our new services. Total out-of-pocket cost associated with the development and launch of this initiative in the nine months ended September 30, 2003, was approximately $0.9 million. We expect to incur an additional $2.4 million in the launch and development of these services through the first quarter of 2004.

     In Brazil, our web-based Internet connectivity service has been segmented to address four broad categories:

1)	AOL Total, which provides content and email services (seven addresses) similar to our current AOLA country services;

2)	AOL Executive, which focuses on news and sports relevant to adults and provides three email addresses;

3)	AOL Youth, which provides content and services of interest to the youth segment and provides three email addresses; and

4)	AOL Lite, which provides basic Internet connectivity, one email address, and minimal content.

     The unbundled AOL Total service, which does not include the cost of call center support, has been priced at R$29.90 per month (approximately $10.31), the same price as our unbundled, unlimited monthly AOL Brazil country service offering, while the unbundled AOL Executive and AOL Youth offerings have been priced at approximately 67% of our unbundled, unlimited monthly AOL Brazil country service offering. AOL Lite has been priced at 43% of our unlimited monthly AOL Brazil country service offering. Most new members of our AOLA country services are selecting unbundled plans, which do not provide free call center support. We expect this new web-based service to become our primary product offering in Brazil. Consequently, we will no longer be actively promoting the AOL country service in Brazil going forward, although it will still be available. We expect to experience migration of membership from our AOL Brazil country service to our new web-based offerings but are unable to estimate the extent of the migration or the resulting effect on our business.

     In Argentina, we offer only a full-featured version similar to the existing AOL Argentina country service in terms of features and content. AOL Web, unbundled, has been priced at ARS $18.90 per month (approximately $6.63), which is approximately 96% of the existing, unbundled AOL Argentina country service. Although we plan to actively promote AOL Web in Argentina, we also plan to continue to make available our existing AOL country service product.

     We currently plan to expand our new web-based connectivity services to our other country operations, although we do not expect it to become our primary product offering in either Mexico or Puerto Rico. Subscription revenue from our new web-based connectivity services is included under our existing country operating segments.

     In May 2003, we began testing a broadband service in Brazil and we launched our broadband service, AOL MAXX, nationally in August 2003. Our new broadband service is a full-featured product offering subscribers faster Internet access through DSL and unique content designed for delivery through high-speed channels. The gross margin contribution on our broadband product offering currently is similar to that of our AOLA Brazil country service. During the third quarter, we also began to test broadband products in Mexico and Argentina, although at present we do not have plans to launch nationally in these countries.

     In June 2000, we entered into a ten-year strategic alliance with Banco Itaú, one of the largest banks in Latin America. Banco Itaú is obligated to market and promote a co-branded version of our AOLA country service in Brazil as the principal means of accessing Banco Itaú’s interactive financial services. We also have begun marketing a version of our web-based content and connectivity interactive services in Banco Itaú branches containing the same co-branded features as the country service.

     On December 14, 2002, we amended our strategic marketing alliance with Banco Itaú. Under the terms of the revised agreement, we now oversee, in large part, the marketing activities for the co-branded service. Banco Itaú is obligated to establish kiosks and point-of-sale displays in hundreds of its bank branches for the promotion of the co-branded services, which are staffed by promoters trained by

AOL Brazil. Potential subscribers are able to sample the co-branded services and register in the bank branches. The number of promoters varies depending on the success of the marketing efforts, which are reviewed every three months. If the marketing efforts do not meet specified goals, the number of promoters will be decreased, subject to a floor on the number of promoters. Conversely, if the marketing efforts exceed specified levels, the number of promoters will be increased, subject to a maximum number of promoters. Banco Itaú is also required to distribute, at our direction, CDs containing the software for the co-branded AOLA country service via in-branch promotions and direct mail. Banco Itaú must also produce and broadcast a certain number of television commercials promoting the co-branded services and provide exclusive online banking benefits to subscribers to the co-branded services. Banco Itaú is responsible for the cost of these marketing efforts. The modified marketing arrangements will remain in effect through March 2006, although the ten-year term of the agreement did not change. Banco Itaú is obligated to make cash payments to us if minimum annual revenue targets and marketing commitments are not met through March 2006. The maximum aggregate amount that Banco Itaú will be required to pay us if these targets are not met, which we refer to as reference payments, is $26.0 million, $21.0 million and $13.0 million in 2004, 2005 and 2006, respectively. We do not expect to receive any incremental amounts from Banco Itaú for the March 24, 2004 measurement date.

     During the quarter ended September 30, 2003, as a result of lower than expected productivity, we reduced the number of promoters. Because of this reduction and our cancellation of certain CD distributions, Banco Itaú made payments of $2.7 million to us during the third quarter of 2003, which is the only payment in lieu of marketing activities we have received from Banco Itaú under our revised marketing agreement during fiscal 2003. We expect these payments to continue in the future but the amounts to gradually decrease over time as per the terms of the revised marketing agreement. We have the right to redeploy or reinstate some of the promoters in the branches in the future, in which case we would forego such payments from Banco Itaú. Such payments from Banco Itaú are accounted for as funds from financing activities and will reduce future marketing expense by lowering the amortization expense associated with the shares issued to Banco Itaú. Payments we receive from Banco Itaú in lieu of marketing activities it is obligated to make serve to offset amounts that may be owed as reference payments.

     Banco Itaú’s customers who register for the co-branded services currently are entitled to a one-month free trial period, the length of which may be changed in the future and, if they subscribe to the monthly unlimited-use plan, are entitled to a 20% discount off the standard price. Banco Itaú, at its option, may subsidize hours for certain customers who were subscribers to the co-branded service prior to December 14, 2002. For the quarter ended September 30, 2003, the amount of subsidies paid by Banco Itaú for its members was not material. For the nine months ended September 30, 2003, we received $0.9 million in subsidies for its members from Banco Itaú. For further discussion of the revised marketing agreement with Banco Itaú, please see “Item 1 – Business – Strategic Alliance with Banco Itaú” in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

     In January 2003, we entered into an agreement with McDonald’s in Brazil to market our service via kiosks in hundreds of McDonald’s restaurants in Brazil. As part of the agreement, we paid McDonald’s an initial fee of approximately $2.1 million and will pay an annual fee over the five-year term of the agreement, which together with the initial fee will in the aggregate total as much as $7.0 million. In addition, we will also pay McDonald’s a fee for each new member who becomes a paying member of our AOLA country service in Brazil through this agreement. The implementation of this agreement was delayed due to the addition of a new partner and to partner programming considerations; we launched the project in October 2003 and hope to implement it fully by the second quarter of 2004.

     We make our interactive services accessible to a broader audience of potential subscribers by offering multiple mechanisms through which our members can pay us, including credit cards, debit cards, cash payment methods (including “boletos”) and direct debits from bank accounts. Cash payment methods historically have accounted for a substantial majority of all new member registrations in Brazil, Mexico and Argentina. Cash payment methods are not available in Puerto Rico. However, the percentage of new registrations selecting cash payment alternatives has been declining in line with our efforts to improve the quality of our membership base. As of September 30, 2003, cash payment mechanisms were selected by approximately 34% of our subscribers in Brazil, 14% of our members in Mexico and 47% of our members in Argentina. As of September 30, 2003, cash payment alternatives had been selected by 23% of our total subscriber base. This compares with 45% of members in Brazil, 42% of members in Mexico and 51% of members in Argentina who had selected a cash payment option at December 31, 2002. Although we have not experienced any significant difficulties collecting subscription fees from members using credit cards and direct debit mechanisms, collection rates from members opting for the cash payment mechanisms historically have been lower and less timely. As a result, we continue to encourage conversion of these subscribers to non-cash payment options and terminate members who do not pay on a timely basis. In Mexico we have encouraged the sale of long-term prepaid plans, which now account for 37% of current AOL Mexico members, and eliminated free trial periods for members choosing the cash payment options. In Brazil and Argentina, we either offer discounts or apply surcharges to subscribers to our AOLA country and web-based content and connectivity services who choose cash payment options.

     In 2002, we implemented measures designed to better target higher-value members by focusing on targeted groups that have a greater likelihood of becoming members who pay on a timely basis and remain subscribers to our services for an extended period of time. This allowed us to increase the cost efficiency of our member acquisition marketing efforts, primarily through the elimination of the mass mailing of CDs containing our software. Instead, we have focused on more targeted activities such as the use of kiosks in high traffic retail and bank locations and distribution of our software through original equipment manufacturers and direct customer interaction channels. We are also relying to a greater extent on joint marketing arrangements where our partners are responsible for significant portions of the overall cost of the marketing effort. We also took steps to block access to our network and terminate members who were delinquent in the payment of their fees to us. This allowed us to reduce our costs of revenues and achieve improvements in our operating cost structure as the scope of our network and call center support operations was made proportional to the resulting reduced membership base and lower peak demand. We have continued focusing on these initiatives in 2003.

     At September 30, 2003, our ending membership base was 492,000 members, down from 625,000 members at June 30, 2003. In addition to subscribers to our AOLA country services, our membership numbers include members of our new web-based connectivity services and our new broadband offerings, which together accounted for less than 2% of total membership at September 30, 2003. The decline in membership during the third quarter was due to the termination of approximately 79,000 members of the Banco Itaú co-branded service who did not choose a paid plan, as well as lower than expected levels of new member registrations which were insufficient to offset membership attrition. As of September 30, 2003, we completed the termination of members of the Banco Itaú co-branded service who failed to choose a paid price plan. The termination of Banco Itaú members who did not select a paid plan did not have a material impact on our subscriber revenues for the quarter ended September 30, 2003. The reduction in the number of promoters at Banco Itaú branches, and strong price competition from providers of free and paid Internet services in Brazil, continue to negatively impact member acquisition and retention. Registration rates also continue to be negatively impacted by the delay in the implementation of the McDonald’s marketing agreement.

     We expect our membership base to decrease in the fourth quarter of 2003. The actual size and change of future membership will be significantly influenced by the timing and success of our new web-based interactive services. We expect the marketing agreements with Banco Itaú and McDonald’s to be our primary member acquisition channels over the medium-term future, although we do not expect to fully implement the McDonald’s agreement until the second quarter of 2004. As of September 30, 2003, approximately 21% of our total ending membership base was comprised of members to the Banco Itaú co-branded service and approximately 17% of our total subscribers were in free trial periods or member retention programs. We also expect that over the near term a significant percentage of our total subscribers will continue to be in free trial periods or member retention programs.

     RESULTS OF OPERATIONS

Consolidated Results of Operations

     Table 1 shows the consolidated results from operations for the three- and nine-month periods ended September 30, 2003 and 2002.

TABLE 1 - SELECTED OPERATING DATA
(In thousands, except share, per share amounts and percentages)

	THREE MONTHS ENDED

	September 30,	September 30,		%
	2003	2002	Change	Change

	(unaudited)	(unaudited)
Condensed Consolidated Operations
Revenues:
Subscriptions	$14,778	$15,775	$(997)	(6.3)%
Advertising and other	1,502	1,782	(280)	(15.7)

	16,280	17,557	(1,277)	(7.3)
Costs and expenses	35,618	50,869	(15,251)	(30.0)

Loss from operations	$(19,338)	$(33,312)	$13,974	(41.9)%

Net loss applicable to common stockholders	$(28,595)	$(39,891)	11,296	(28.3)%

Loss per common share, basic and diluted	$(0.21)	$(0.59)	$0.38	(64.4)%

Weighted average number of common shares outstanding	135,135,917	67,070,065	68,065,852	101.5%

Income / (loss) from operations by operating segment:
- Brazil	$(14,596)	$(20,369)	$5,773	(28.3)%
- Mexico	(1,650)	(6,801)	5,151	(75.7)
- Argentina	(486)	(438)	(48)	11.0
- Puerto Rico	827	247	580	234.8
- Corporate and other	(3,433)	(5,951)	2,518	(42.3)

	$(19,338)	$(33,312)	$13,974	(41.9)%

As a percentage of total loss from operations:
- Brazil	75.5%	61.1%
- Mexico	8.5%	20.4%
- Argentina	2.5%	1.3%
- Puerto Rico	(4.3)%	(0.7)%
- Corporate and other	17.8%	17.9%

	100.0%	100.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	NINE MONTHS ENDED

	September 30,	September 30,		%
	2003	2002	Change	Change

	(unaudited)	(unaudited)
Condensed Consolidated Operations
Revenues:
Subscriptions	$45,600	$47,693	$(2,093)	(4.4)%
Advertising and other	4,660	6,568	(1,908)	(29.0)

	50,260	54,261	(4,001)	(7.4)
Costs and expenses	114,898	179,497	(64,599)	(36.0)

Loss from operations	$(64,638)	$(125,236)	$60,598	(48.4)%

Net loss applicable to common stockholders	$(89,709)	$(142,009)	52,300	(36.8)%

Loss per common share, basic and diluted	$(0.68)	$(2.12)	$1.44	(67.9)%

Weighted average number of common shares outstanding	132,143,528	67,066,773	65,076,755	97.0%

Income / (loss) from operations by operating segment:
- Brazil	$(45,289)	$(76,311)	$31,022	(40.7)%
- Mexico	(8,165)	(31,130)	22,965	(73.8)
- Argentina	(1,298)	(2,594)	1,296	(50.0)
- Puerto Rico	1,531	374	1,157	309.4
- Corporate and other	(11,417)	(15,575)	4,158	(26.7)

	$(64,638)	$(125,236)	$60,598	(48.4)%

As a percentage of total loss from operations:
- Brazil	70.1%	60.9%
- Mexico	12.6%	24.9%
- Argentina	2.0%	2.1%
- Puerto Rico	(2.4)%	(0.3)%
- Corporate and other	17.7%	12.4%

	100.0%	100.0%

Revenues

     Total revenues. As shown on Table 2, our total revenues consist principally of subscription revenues as well as revenues generated from advertising and other revenue sources.

TABLE 2 - REVENUES
(Dollars in thousands, except percentages)

	THREE MONTHS ENDED

	September 30,	September 30,		%
	2003	2002	Change	Change

	(unaudited)	(unaudited)
Revenues
Subscriptions	$14,778	$15,775	$(997)	(6.3)%
Advertising and other	1,502	1,782	(280)	(15.7)

	$16,280	$17,557	$(1,277)	(7.3)%

Distribution of revenues
Subscriptions	90.8%	89.9%
Advertising and other	9.2%	10.1%

	100.0%	100.0%

Revenues by operating segment
- Brazil	$6,396	$7,494	$(1,098)	(14.7)%
- Mexico	5,499	6,440	(941)	(14.6)
- Argentina	522	399	123	30.8
- Puerto Rico	3,603	3,076	527	17.1
- Corporate and other	260	148	112	75.7

	$16,280	$17,557	$(1,277)	(7.3)%

As a percentage of total revenues
- Brazil	39.3%	42.7%
- Mexico	33.8%	36.7%
- Argentina	3.2%	2.3%
- Puerto Rico	22.1%	17.5%
- Corporate and other	1.6%	0.8%

	100.0%	100.0%

SUBSCRIPTION REVENUES
By segment of business
- Brazil	$5,833	$6,365	(532)	(8.4)%
- Mexico	5,070	6,067	(997)	(16.4)
- Argentina	430	345	85	24.6
- Puerto Rico	3,419	2,937	482	16.4
- Corporate and other	26	61	(35)	(57.4)

	$14,778	$15,775	$(997)	(6.3)%

As a percentage of total subscription revenues
- Brazil	39.5%	40.3%
- Mexico	34.3%	38.5%
- Argentina	2.9%	2.2%
- Puerto Rico	23.1%	18.6%
- Corporate and other	0.2%	0.4%

	100.0%	100.0%

ADVERTISING AND OTHER REVENUES
By segment of business
- Brazil	$563	$1,129	(566)	(50.1)%
- Mexico	429	373	56	15.0
- Argentina	92	54	38	70.4
- Puerto Rico	184	139	45	32.4
- Corporate and other	234	87	147	169.0

	$1,502	$1,782	$(280)	(15.7)%

As a percentage of total advertising and other revenues
- Brazil	37.5%	63.4%
- Mexico	28.5%	20.9%
- Argentina	6.1%	3.0%
- Puerto Rico	12.3%	7.8%
- Corporate and other	15.6%	4.9%

	100.0%	100.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	NINE MONTHS ENDED

	September 30,	September 30,		%
	2003	2002	Change	Change

	(unaudited)	(unaudited)
Revenues
Subscriptions	$45,600	$47,693	$(2,093)	(4.4)%
Advertising and other	4,660	6,568	(1,908)	(29.0)

	$50,260	$54,261	$(4,001)	(7.4)%

Distribution of revenues
Subscriptions	90.7%	87.9%
Advertising and other	9.3%	12.1%

	100.0%	100.0%

Revenues by operating segment
- Brazil	$19,676	$23,796	$(4,120)	(17.3)%
- Mexico	17,659	20,397	(2,738)	(13.4)
- Argentina	1,555	1,771	(216)	(12.2)
- Puerto Rico	10,595	8,068	2,527	31.3
- Corporate and other	775	229	546	238.4

	$50,260	$54,261	$(4,001)	(7.4)%

As a percentage of total revenues
- Brazil	39.1%	43.9%
- Mexico	35.1%	37.6%
- Argentina	3.1%	3.3%
- Puerto Rico	21.1%	14.9%
- Corporate and other	1.6%	0.3%

	100.0%	100.0%

SUBSCRIPTION REVENUES
By segment of business
- Brazil	$17,676	$19,602	$(1,926)	(9.8)%
- Mexico	16,376	18,812	(2,436)	(12.9)
- Argentina	1,284	1,481	(197)	(13.3)
- Puerto Rico	10,174	7,689	2,485	32.3
- Corporate and other	90	109	(19)	(17.4)

	$45,600	$47,693	$(2,093)	(4.4)%

As a percentage of total subscription revenues
- Brazil	38.8%	41.1%
- Mexico	35.9%	39.4%
- Argentina	2.8%	3.1%
- Puerto Rico	22.3%	16.1%
- Corporate and other	0.2%	0.3%

	100.0%	100.0%

ADVERTISING AND OTHER REVENUES
By segment of business
- Brazil	$2,000	$4,194	$(2,194)	(52.3)%
- Mexico	1,283	1,585	(302)	(19.1)
- Argentina	271	290	(19)	(6.6)
- Puerto Rico	421	379	42	11.1
- Corporate and other	685	120	565	470.8

	$4,660	$6,568	$(1,908)	(29.0)%

As a percentage of total advertising and other revenues
- Brazil	42.9%	63.9%
- Mexico	27.5%	24.1%
- Argentina	5.8%	4.4%
- Puerto Rico	9.0%	5.8%
- Corporate and other	14.8%	1.8%

	100.0%	100.0%

     Our total revenues for the three months ended September 30, 2003 were approximately $16.3 million, a decrease of approximately $1.3 million, or 7.3%, as compared with revenues of $17.6 million in the third quarter of 2002. The decrease was driven by a decline of approximately $1.0 million, or 6.3%, in revenue from subscriptions, compounded by a decline in advertising and other revenue. Subscription revenue was $14.8 million in the quarter ended September 30, 2003, down from $15.8 million in the third quarter of the prior year. Subscription revenue accounted for 90.8% of total revenues in the quarter ended September 30, 2003 versus 89.9% in the prior-year period. Advertising and other revenue was $1.5 million in the three months ended September 30, 2003, a decrease of approximately $0.3 million, or 15.7%, from approximately $1.8 million in the comparable prior-year period. Currency fluctuations did not materially impact reported revenue when compared against the prior-year quarter.

     On a sequential quarter basis, total revenues in the quarter ended September 30, 2003 decreased by $1.4 million from $17.7 million in the quarter ended June 30, 2003. The decrease was driven primarily by lower subscription revenues, although advertising and other revenue also decreased. In the third quarter of 2003, subscription revenue decreased by $1.1 million and advertising and other revenues decreased by $0.3 million from the prior quarter. Currency fluctuations did not materially impact sequential quarter comparisons.

     During the quarter ended September 30, 2003, Brazil accounted for $6.4 million in revenue and represented 39.3% of total revenue, down from $7.5 million and 42.7% of total revenue in the third quarter of 2002. Revenue from Mexico was $5.5 million and represented 33.8% of total revenue, a decrease of approximately $0.9 million from $6.4 million and 36.7% of total revenue in the comparable prior-year quarter. Puerto Rico accounted for $3.6 million of revenue, an increase of $0.5 million from the third quarter of 2002, and represented 22.1% of total revenue, up from 17.5% of total revenues in the quarter ended September 30, 2002. Revenue from Argentina was approximately $0.5 million and accounted for 3.2% of total revenues in the third quarter of 2003, an increase of approximately $0.1 million, up from $0.4 million in the prior-year comparable quarter. Revenue from corporate and other was

$260,000 and represented 1.6% of total revenues, an increase of $112,000 as compared with $148,000 and 0.8% of total revenues in the third quarter of 2002.

     For the nine months ended September 30, 2003, our total reported revenues were $50.3 million, a decrease of approximately $4.0 million, or 7.4%, as compared with revenues of $54.3 million in the nine months ended September 30, 2002. Subscription revenue for the nine months ended September 30, 2003 was $45.6 million, a decrease of approximately $2.1 million from $47.7 million in the comparable prior-year period. The decrease in subscription revenue accounted for approximately half of the overall decrease in total revenues. Subscription revenues represented 90.7% of total revenues in the nine-month period ended September 30, 2003. Advertising and other revenue decreased by $1.9 million, or 29.0%, to $4.7 million from $6.6 million in the comparable prior-year period, accounting for 9.3% of total revenues during the period. In constant currency terms, total revenues during the nine months ended September 30, 2003, as compared to the prior-year period rose 2.6% before the negative translation impact of the stronger U.S. dollar, driven by an increase of 6.1% in subscription revenue. Advertising and other revenue fell 23.2% in constant currency terms during the nine months ended September 30, 2003, as compared with the comparable prior-year period in 2002. Information on a constant currency basis excludes the effect of foreign currency translation on reported results and is provided to help explain variations in reported results and provide insight into the underlying operational performance of our business. Constant currency results are calculated by translating the current period results at the monthly average exchange rates of the prior-year comparable period.

     During the nine months ended September 30, 2003, Brazil accounted for $19.7 million in revenue, and represented 39.1% of total revenues, down from $23.8 million and 43.9% of total revenue in the comparable period of 2002. Mexico accounted for $17.7 million in revenues and represented 35.1% of total revenue, down from $20.4 million and 37.6% of total revenue in the nine months ended September 30, 2002. Puerto Rico accounted for $10.6 million of revenue, an increase of $2.5 million from $8.1 million in the prior-year period, and represented 21.1% of total revenue, up from 14.9% of total revenue in the nine months ended September 30, 2002. Revenue from Argentina was $1.6 million in the nine months ended September 30, 2003 and accounted for 3.1% of total revenues during the period, down from $1.8 million and 3.3% of total revenue in the prior-year comparable period. Revenue from corporate and other was approximately $0.8 million in the first nine months of 2003 and represented 1.6% of total revenues, up from approximately $0.2 million and 0.3% of total revenues in the comparable 2002 period.

     Subscription revenues. Table 2 presents our subscription revenues on a consolidated and segment basis for the three- and nine-month periods ended September 30, 2003 and 2002. We derive our subscription revenues from members paying fees to subscribe to our AOLA country services, from revenues received from America Online related to subscribers to the AOL-branded service in Puerto Rico and from subscription fees to our interactive web-based content and connectivity services. Subscription revenues do not include amounts paid to us by Banco Itaú on behalf of its customers for subsidies that it chooses or is required to make. Such receipts from Banco Itaú are netted against and recorded as a reduction of marketing expenses and thus are not accounted for as subscription revenues. Amounts paid directly to us by subscribers that exceed any time subsidized by Banco Itaú are included in subscription revenues. Under the terms of the revised marketing agreement, Banco Itaú is no longer required to subsidize its customers who are subscribers to the co-branded service. As a result, subsidies from Banco Itaú for its customers during the third quarter of 2003 were not material. We do not expect subsidies from Banco Itaú for its customers to be material in future periods. For subscribers that have elected to pay their subscription fees with credit cards, we begin to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers that pay through means other than credit cards, we begin to recognize subscription revenues when we receive payment.

     Subscription revenue for the quarter ended September 30, 2003 were $14.8 million, a decrease of 6.3%, or $1.0 million, from the third quarter of 2002. The decline in subscription revenues versus the prior-year period was driven by decreases in Brazil and Mexico, where subscription revenues fell by $0.5 million (8.4%) and $1.0 million (16.4%), respectively. Subscription revenue, however, increased to $3.4 million in Puerto Rico and to $0.4 million in Argentina in the third quarter of 2003, up from $2.9 million and $0.3 million, respectively, as compared to the fiscal 2002 third quarter. The overall decrease in subscription revenue as compared to the prior-year quarter was primarily due to losses in paying subscribers. Paying subscribers decreased due to increased competition and a lower level of registrations than necessary to replace members lost through attrition. On a segment basis, in constant currency terms, subscription revenue in the third quarter of 2003 decreased 14.0% in Brazil and 9.7% in Mexico, and 1.0% in Argentina, as compared with the quarter ended September 30, 2002. As a percentage of total subscription revenue, for the quarter ended September 30, 2003, Brazil continued as our largest segment, accounting for 39.5% of total company subscription revenue, followed by Mexico at 34.3%, Puerto Rico at 23.1% and Argentina at 2.9%, respectively.

     Sequentially, reported subscription revenue declined by 6.8%, or approximately $1.1 million, as compared to the quarter ended June 30, 2003. All segments contributed to the sequential decrease, with Brazil and Mexico each declining by $0.5 million. As compared to the quarter ended June 30, 2003, reported subscription revenue in Brazil decreased by 7.8%, by 9.7% in Mexico and by 5.7% in Argentina. Puerto Rico recorded a decline in sequential subscription revenue of 0.6%. Sequential results in Brazil were aided by a quarter-over-quarter appreciation of 1.7% in the Brazilian real, which partially offset a decline of 9.4% in local currency subscription revenues. In Mexico, the decline in sequential quarterly subscription revenues was exacerbated by a decline in the

Mexican peso of 2.3%, as local currency results declined by 7.7%. On a company-wide basis, however, fluctuations in exchange rates did not have a material impact on reported subscription revenue versus the preceding quarter.

     For the nine months ended September 30, 2003, subscription revenue was $45.6 million, a decrease of 4.4%, or $2.1 million, from the first nine months of 2002. The decline in subscription revenues versus the comparable prior-year period was driven by decreases in all segments except for Puerto Rico. For the nine months ended September 2003, subscription revenues decreased by $1.9 million in Brazil, by $2.4 million in Mexico and by $0.2 million in Argentina. The decrease in subscription revenues was primarily due to the impact of currency devaluation on translated local currency results. As a percentage of total subscription revenue, during the nine months ended September 30, 2003, Brazil was our largest segment, accounting for 38.8% of subscription revenue, followed by Mexico at 35.9% of total subscription revenue. In the first nine months of 2003, Puerto Rico accounted for 22.3% of total subscription revenue, while Argentina accounted for 2.8% and our corporate and other segment accounted for 0.2%.

     In constant currency terms, subscription revenues for the nine months ended September 30, 2003 increased 6.1% versus the prior-year period, with increases being recorded in Brazil (18.1%), Mexico (1.5%) and Puerto Rico (42.2%). On a constant currency basis, however, subscription revenues in Argentina declined by 15.3% in the first nine months of 2003 as compared with the prior-year period.

     Subscription revenues continue to be negatively impacted by sequential quarterly declines in paying membership, driven by attrition of members who had been paying their fees to us. Subscription revenues have been negatively impacted by an increase in our member turnover resulting from lower-priced competitors, including providers of free Internet access in Brazil. The overall rate of new member registrations has been negatively impacted by our strategy of targeting higher-value members, who we believe are more likely to remain with us for extended periods of time, which reduced spending on member acquisition activities, a lower than expected level of registrations at a significant percentage of our interactive kiosks located in Banco Itaú branches and by the continued delay in the implementation of the McDonald’s marketing initiative in Brazil. We expect subscription revenue levels to continue to decrease in the fourth quarter of 2003. Going forward, we expect that subscription revenues will depend largely on the success of our new web-based interactive services in attracting and retaining new members, on the Banco Itaú and McDonald’s marketing initiatives in achieving the expected levels of registration and on retention of higher-value members.

     At September 30, 2003, we had deferred subscription revenues of approximately $4.4 million, as compared with $4.5 million at December 31, 2002. Deferred subscription revenues consist of fees for subscription services received or confirmed as collectible from credit card accounts and prepaid subscription plans in advance of our having earned those subscription revenues. The absence of change in our deferred subscription revenue reflects the relatively flat quarter-over-quarter performance in subscription revenues.

     Advertising and other revenues. Table 2 presents our advertising and other revenues. These revenues are principally derived from advertising arrangements under which we receive fees for advertisements displayed on our interactive services, sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fee, fees we receive from America Online for programming services we provide to America Online for use on their U.S. Latino channel, representation fees we receive from America Online for selling advertising on their interactive services and revenue sharing arrangements with local telecommunications providers. Because local telephone service in Latin America is often metered, the utilization of our AOLA country services and of our web-based content and connectivity services by our members results in incremental revenues to local telecommunications companies. To encourage incremental traffic on their local networks by our members, some local providers of network access have entered into agreements compensating us for routing our traffic on their networks.

     For the quarter ended September 30, 2003, revenue derived from advertising and other fell to $1.5 million, a decrease of $0.3 million, or 15.7%, from the $1.8 million recorded in the third quarter of 2002. The overall decrease was driven primarily by declines in advertising and other revenues from Brazil, which offset marginal improvements in all our other segments. The corporate and other segment experienced an increase of $147,000 in the third quarter of 2003 to $234,000, up from $87,000 in the third quarter of 2002. This increase was primarily due to revenue received by us from America Online for content programming services that we provide to America Online under our U.S. Latino agreement. We were not receiving payment for content programming services in the prior year period from America Online. Currency fluctuations in Latin America did not have a material impact on reported advertising and other revenue during the quarter ended September 30, 2003, as compared with the prior-year quarter.

     Sequentially, advertising and other revenue in the third quarter experienced a decrease of $0.3 million, or 17.5%, from the second quarter of 2003, driven by lower customer advertising. We expect advertising and other revenue to remain at current levels or decrease during the fourth quarter of 2003, driven by the loss of revenue from the expiration of our long-term contract with Hollywood Media Corp. and other long-term advertising agreements. We have not been successful in convincing advertisers in Latin America to redirect resources from traditional media channels to online advertising. We expect to continue deriving the substantial majority of our revenues from subscriptions to our AOLA country services and our web-based content and connectivity services, rather than from advertising and other revenues.

     For the nine months ended September 30, 2003, revenue derived from advertising and other amounted to $4.7 million, a decrease of $1.9 million, or 29.0%, from the $6.6 million recorded in the first nine months of 2002. All segments except corporate and other and Puerto Rico reported declines. The corporate and other segment experienced an increase of approximately $0.6 million to $0.7 million, up from $120,000 in the nine months ended September 30, 2002. This increase was primarily due to revenues received from America Online under the U.S. Latino services agreement. Currency devaluations in Latin America negatively impacted reported revenues from advertising and other by approximately $0.4 million during the first nine months of 2003, as compared with the prior year period.

     During the three months ended September 30, 2003, we had advertising and other revenues from affiliated companies of approximately $0.4 million, as compared with $0.2 million for the third quarter of 2002, and which consisted primarily of revenues received from America Online for programming services we provide to them for their Latino content area and advertising by Banco Itaú on our AOLA country service in Brasil. In the third quarter of 2002, advertising and other revenues from related parties were primarily from Banco Itaú related to advertising on our AOLA country service in Brazil.

     As of September 30, 2003 and December 31, 2002, we had deferred advertising and other revenues of approximately $0.3 million and $1.3 million, respectively. Deferred advertising and commerce revenues consist of payments received in advance of our delivery of the related services and are recognized as income as the services are delivered. The reduction in deferred advertising and other revenue is primarily related to the amortization of the long-term contract with Hollywood Media Corp, which will be fully amortized in October 2003.

Costs and expenses

     Total cost and expenses. Table 3 below shows our total costs and expenses on a consolidated and segment basis for the three and nine months ended September 30, 2003. Our total costs and expenses consist of cost of revenues, sales and marketing, and general and administrative expenses.

TABLE 3 - COSTS AND EXPENSES
(Dollars in thousands, except percentages)

	THREE MONTHS ENDED

	September 30,	September 30,		%
	2003	2002	Change	Change

	(unaudited)	(unaudited)
Costs and expenses:
Cost of revenues	$12,882	$20,940	$(8,058)	(38.5)%
Sales and marketing	16,450	21,465	(5,015)	(23.4)
General and administrative	6,286	8,464	(2,178)	(25.7)

Total costs and expenses	$35,618	$50,869	$(15,251)	(30.0)%

As a percentage of total costs and expenses:
Cost of revenues	36.2%	41.2%
Sales and marketing	46.2%	42.2%
General and administrative	17.6%	16.6%

Total costs and expenses	100.0%	100.0%

Costs and expenses by operating segment:
- Brazil	$20,992	$27,863	$(6,871)	(24.7)%
- Mexico	7,148	13,241	(6,093)	(46.0)
- Argentina	1,007	837	170	20.3
- Puerto Rico	2,775	2,829	(54)	(1.9)
- Corporate and other	3,696	6,099	(2,403)	(39.4)

	$35,618	$50,869	$(15,251)	(30.0)%

As a percentage of total costs and expenses:
- Brazil	58.9%	54.8%
- Mexico	20.1%	26.0%
- Argentina	2.8%	1.6%
- Puerto Rico	7.8%	5.6%
- Corporate and other	10.4%	12.0%

	100.0%	100.0%

Depreciation and amortization:
- Brazil	$259	$625	$(366)	(58.6)%
- Mexico	129	310	(181)	(58.4)
- Argentina	40	79	(39)	(49.4)
- Puerto Rico	53	21	32	152.4
- Corporate and other	350	198	152	76.8

	$831	$1,233	$(402)	(32.6)%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	NINE MONTHS ENDED

	September 30,	September 30,		%
	2003	2002	Change	Change

	(unaudited)	(unaudited)
Costs and expenses:
Cost of revenues	$44,405	$79,703	$(35,298)	(44.3)%
Sales and marketing	50,401	76,031	(25,630)	(33.7)
General and administrative	20,092	23,763	(3,671)	(15.4)

Total costs and expenses	$114,898	$179,497	$(64,599)	(36.0)%

As a percentage of total costs and expenses:
Cost of revenues	38.6%	44.4%
Sales and marketing	43.9%	42.4%
General and administrative	17.5%	13.2%

Total costs and expenses	100.0%	100.0%

Costs and expenses by operating segment:
- Brazil	$64,965	$100,107	$(35,142)	(35.1)%
- Mexico	25,824	51,527	(25,703)	(49.9)
- Argentina	2,853	4,365	(1,512)	(34.6)
- Puerto Rico	9,064	7,694	1,370	17.8
- Corporate and other	12,192	15,804	(3,612)	(22.9)

	$114,898	$179,497	$(64,599)	(36.0)%

As a percentage of total costs and expenses:
- Brazil	56.5%	55.8%
- Mexico	22.5%	28.7%
- Argentina	2.5%	2.4%
- Puerto Rico	7.9%	4.3%
- Corporate and other	10.6%	8.8%

	100.0%	100.0%

Depreciation and amortization:
- Brazil	$1,330	$2,057	$(727)	(35.3)%
- Mexico	1,041	937	104	11.1
- Argentina	145	273	(128)	(46.9)
- Puerto Rico	158	52	106	203.8
- Corporate and other	1,056	591	465	78.7

	$3,730	$3,910	$(180)	(4.6)%

     For the quarter ended September 30, 2003, our total costs and expenses were $35.6 million, a decrease of 30.0%, or $15.3 million, from the $50.9 million reported in the third quarter of 2002. For the nine months ended September 30, 2003, total costs and expenses declined to $114.9 million, down $64.6 million, or 36.0%, from $179.5 million in the first nine months of 2002. The decrease in both the three- and nine-month periods was driven by reductions in cost of revenues and sales and marketing expenses. The decrease in costs of revenues continues to reflect actions taken to reduce the cost of our network through negotiations with telecommunications providers and outsourcing and consolidation of our call center operations. The reduction in marketing expenditures reflects our strategy to close low-productivity kiosks, our greater reliance on our marketing agreement with Banco Itaú in Brazil under which

Banco Itaú pays for the cost of marketing activities and lower expenditures on brand marketing. Currency devaluations increased total reported costs and expenses by $0.2 million during the third quarter of 2003 as compared with the third quarter of 2002, but reduced total reported costs and expenses by $4.4 million during the first nine months of 2003 as compared with the nine months ended September 30, 2002.

     From a segment perspective, the reduction in total costs and expenses in the quarter ended September 30, 2003 occurred primarily in Brazil ($6.9 million), Mexico ($6.1 million) and corporate and other ($2.4 million). For the nine months ended September 30, 2003, reductions in costs and expenses occurred in all segments except Puerto Rico. Total costs and expenses decreased by $35.1 million in Brazil, $25.7 million in Mexico, $1.5 million in Argentina and $3.6 million in corporate and other. Costs and expenses, however, increased by $1.4 million in Puerto Rico during the first nine months of 2003.

     Sequentially, total costs and expenses in the quarter ended September 30, 2003 declined by $3.6 million, or 9.2%, to $35.6 million from $39.2 million in the quarter ended June 30, 2003. The reported sequential quarterly improvement was negatively impacted by one-time cancellation penalties of $1.4 million related to the adjustment of our network in Brazil. We expect that the rate of improvement in year-over-year comparisons will begin to moderate in the near-term future, as the beneficial impact of currency devaluations and historical actions taken to reduce costs and expenses are incorporated into comparable base periods.

     Cost of revenues. Our cost of revenues includes:

➢	network-related costs consisting primarily of fees paid to third parties to carry our data over their telecommunications networks;

➢	personnel and related costs for customer support and in-house product and content development;

➢	fees we pay to America Online for use of their servers that run our interactive services (i.e., hosting services);

➢	fees we pay to America Online for technical support and training and current period product development maintenance expense;

➢	amortization of capitalized product development costs;

➢	fees paid to third-party content providers; and

➢	collection costs and certain miscellaneous taxes.

     Certain payments received from providers of local network access, who have entered into agreements compensating us for routing our traffic on their networks, are treated as credits and reduce our cost of revenues.

     For the quarter ended September 30, 2003, our cost of revenues was $12.9 million and represented 36.2% of our total costs and expenses. Compared to the quarter ended September 30, 2002, cost of revenues decreased by $8.1 million, or 38.5%, from $20.9 million and 41.2% of total costs and expenses. During the quarter ended September 30, 2003, the decrease in cost of revenues was driven primarily by reductions in network and hosting expense ($3.3 million), member services ($2.5 million) and product development ($1.0 million). The improvements in network costs reflect the significant reduction in the number of modems that was undertaken to size our network to reduced membership levels and other cost reductions negotiated with local telecommunications providers during recent months. The reduction in member services expense is a result of lower membership levels and actions taken to reduce costs such as outsourcing of call center employees in Brazil and the consolidation of Spanish–language call service centers in Argentina. The launch of our new web-based interactive service has not materially impacted cost of revenues to date and is not expected to result in a significant increase in our cost of revenues going forward. Total out-of-pocket cost associated with the development and launch of this initiative in the nine months ended September 30, 2003, was approximately $0.9 million. We expect to incur an additional $2.4 million in the launch and development of these services through the first quarter of 2004.

     Costs of revenues were negatively impacted in the third quarter of 2003 by one time costs related to the transfer of modems to a lower cost supplier in Brazil ($1.4 million); however, cost of revenues benefited by approximately $1.4 million due to reduced maintenance expense from America Online. We also expect future maintenance expense to continue trending downward through 2004. Part of the negotiated cost reductions with local telecommunications companies in Brazil is related to the current regulatory environment. To the extent such regulations were to change in the future, we could potentially lose this benefit. Currency fluctuations did not materially impact reported cost of revenues during the quarter ended September 30, 2003.

     For the nine months ended September 30, 2003, our cost of revenues was $44.4 million and represented 38.6% of our total costs and expenses. Compared to the nine-month period ended September 30, 2002, cost of revenues decreased by $35.3 million, or 44.3%, from $79.7 million and 44.4% of total costs and expenses. During the first nine months of 2003, the decrease in cost of revenues reflected the underlying trends affecting the third quarter of 2003, namely reductions in network and telecommunications expense ($23.6 million) and member services expense ($7.8 million). Lower costs in these areas were partially offset by one time costs related to the transfer of modems to lower cost suppliers in Mexico and Brazil ($1.9 million), the abandonment of leased facilities in Mexico and Brazil as a result of the consolidation of Spanish-language call center operations in Argentina, the outsourcing of call center operations in Brazil ($1.0 million) and severance payments to terminated employees ($0.8 million). The nine-month period ended September 30, 2002 included charges of approximately $3.6 million related to a reduction of network commitments with telecommunications providers. Currency devaluation reduced reported cost of revenues by $4.4 million during the nine-month period ended September 30, 2003 versus the comparable period in 2002.

     We expect cost of revenues to decrease in absolute terms from current levels during the fourth quarter of 2003, as we continue to benefit from negotiated reductions in network costs, consolidation of Spanish-language member services in Argentina and outsourcing of call center operations in Brazil. We expect cost of revenue to continue decreasing modestly through 2004. However, we also expect that the rate of improvement in year-over-year comparisons will begin to decrease as the impact of historical currency devaluations and cost reduction actions are incorporated into the base periods. As of October 15, 2003, our network provided coverage to 369 cities in our three service countries. Service in Puerto Rico is available island-wide. In the near term, we expect to maintain the number of cities in our network at current levels.

     Cost of revenues paid to related parties primarily consists of payments made or due to America Online and its affiliates for the costs of hosting, maintenance, product development and other technical support services for our country operations. During the third quarter of 2003 and 2002, the cost of these services amounted to $2.5 million and $5.1 million, respectively. As of September 30, 2003, America Online had billed us approximately $3.8 million over and above amounts we have recorded in our statements of operations. The difference relates to a portion of items under dispute, primarily for support services provided by America Online. We are currently negotiating with America Online regarding the total amount in dispute and at this point do not expect to pay this approximately $3.8 million difference. As a result, this amount has not been reflected in our consolidated statement of operations to date. In the event we are unable to negotiate a favorable resolution of this dispute, we may be required to recognize an incremental charge to our future cost of revenues. We are also currently negotiating the method for calculating amounts due for 2003 and 2004 under our online services agreement.

     Sales and marketing. Sales and marketing expenses consist of costs to acquire and retain our members, operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs such as the costs to staff and operate kiosks established at retail locations, the payment of bounties to partners who bring qualified registrations to our AOLA country services and our web-based content and connectivity services through their distribution channels and the distribution of our software on CDs to potential customers as well as the costs of brand advertising on television and in newspapers, magazines and other media. Also included in sales and marketing expense is amortization of the value of the shares of our class A common stock issued to Banco Itaú in consideration for its entering into the strategic marketing alliance with us (see “Item 1 – Business - Strategic Alliance with Banco Itaú” in our Annual Report on Form 10-K/A for the period ended December 31, 2002, as well as Note 5 to our unaudited consolidated financial statements).

     For the quarter ended September 30, 2003, sales and marketing expenses were $16.5 million and represented 46.2% of our total costs and expenses, a decrease of $5.0 million, or 23.4%, from $21.5 million and 42.2% of total costs and expenses in the third quarter of 2002. During the third quarter of 2003, currency fluctuations did not have a material impact on reported sales and marketing expenses as compared with the third quarter of the prior year.

     The decrease in sales and marketing expenses in the third quarter of 2003, as compared with the third quarter of 2002, was driven primarily by lower spending in both direct acquisition marketing ($3.8 million) and brand marketing ($0.5 million). Sales and marketing expenses for the third quarter of 2003 include expenses of approximately $0.5 million associated with our marketing agreement with McDonald’s in Brazil. This quarterly expense will be on-going for the five-year life of the McDonald’s agreement. The decrease in direct acquisition marketing costs was due mainly to a reduction in the number of kiosks promoting our interactive services in retail and high traffic locations funded by us. We expect our sales and marketing expenses to continue to decrease modestly in the balance of 2003 and during 2004, as savings from reductions in the number of kiosks and reduced levels of CD distribution are partially offset by increased brand marketing spending as we promote our new web-based interactive services.

     We evaluated the productivity of our kiosks located at Banco Itaú branches and closed those with lower than expected levels of registrations. As a result, a substantial majority of the number of kiosks in operation at the beginning of 2003 at Banco Itaú branches were closed. In addition, we also cancelled certain CD distributions Banco Itaú was obligated to make, but did not at our request. As per the terms of the revised marketing agreement, we received from Banco Itaú a payment of approximately $2.7 million during the third quarter of 2003 in exchange for advertising on our service in lieu of the marketing activities they were obligated to undertake. We expect these payments to continue in the future but the amounts to gradually decrease over time as per the terms of the revised marketing agreement. Such payments from Banco Itaú are reflected as funds received from financing activities in our statement of cash flows and reduce future marketing expense associated with the amortization of shares given to Banco Itaú under our strategic marketing agreement. We have the right to choose to redeploy or reinstate some promoters in the branches in the future, in which case we would forego such payments from Banco Itaú.

     For the nine months ended September 30, 2003, sales and marketing expenses were $50.4 million and represented 43.9% of our total costs and expenses, a decrease of $25.6 million, or 33.7%, from $76.0 million and 42.4% of total costs and expenses in the comparable nine-month period of 2002. The decrease in sales and marketing expenses in the first nine months of 2003 was driven by lower spending on both direct acquisition marketing ($19.6 million) and brand marketing ($6.1 million). The decrease in direct acquisition marketing costs was due mainly to our change in strategy, which led us to de-emphasize the mass distribution of CDs in favor of staffed kiosks located at high-traffic retail outlets. Lower brand marketing expense reflected our more targeted approach to acquisition marketing and greater reliance on partner marketing arrangements. Sales and marketing expenses in the first nine months of 2003 include expenses of approximately $0.9 million associated with our marketing agreement with McDonald’s in Brazil and costs of approximately $0.6 million related to the early termination of CD purchase commitments. During the nine months ended September 30, 2003, currency devaluation reduced sales and marketing expenses by $0.5 million as compared with the comparable prior year period.

     For the three-months ended September 30, 2003, expenses incurred with related parties were $0.2 million, primarily for advertising on Time Warner Inc. (“TW”) properties, as compared to a credit of $89,000 in the prior-year period. For the nine months ended September 30, 2003, expenses incurred with related parties were $0.5 million, as compared with a credit of $0.2 million for the first nine months of 2002. For the three and nine month periods ended September 30, 2003, amounts received from Banco Itaú for subsidies it pays on behalf of its members were approximately $29,000 and $1.0 million, respectively, compared with $0.8 million and $3.7 million, respectively, for the comparable periods in 2002. Subsidies paid by Banco Itaú on behalf of its members largely ceased during the third quarter of 2003 as a result of the revised marketing agreement with Banco Itaú, under which Banco Itaú is no longer required to make subsidy payments to us on behalf of its members to the co-branded service. Amortization expense related to the Banco Itaú marketing agreement was approximately $10.5 million during each of the quarters ended September 30, 2003 and 2002 and approximately $31.2 million for the nine-month period ended September 30, 2003 and $31.3 million for the nine-month period ended September 30, 2002.

     We expect to continue focusing our member acquisition efforts on marketing agreements with third parties, emphasizing kiosks located in high traffic areas, including bank branches, retail outlets and restaurants.

     General and administrative. For the three months ended September 30, 2003, our general and administrative costs decreased by $2.2 million, or 25.7%, to $6.3 million, down from $8.5 million in the third quarter of 2002. The decline in general and administrative expense was primarily due to lower staffing levels in the current quarter, as compared to the prior-year period, and personnel severance expense in the prior-year period. For the quarter ended September 30, 2003, currency devaluations across our service countries did not have a material impact on our reported general and administrative expense, as compared with the third quarter of 2002.

     On a sequential basis, our general and administrative costs decreased by approximately $0.5 million, or 8.1%, to $6.3 million in the quarter ended September 30, 2003 from $6.8 million in the second quarter of 2003. Currency fluctuations did not have a material impact on reported general and administrative expense, as compared with the quarter ended June 30, 2003.

     For the nine months ended September 30, 2003, our general and administrative costs were $20.1 million, down $3.7 million, or 15.4%, from $23.8 million in the nine months ended September 30, 2002. Currency devaluations decreased reported general and administrative expense by approximately $0.5 million as compared with the nine months ended September 30, 2002. General and administrative expense for the nine months ended September 30, 2003 was also impacted by the charge of $0.8 million for severance expense related to terminations that took place during the period.

     We expect that our general and administrative expenses will continue near current levels in the fourth quarter of 2003. For the quarter ended September 30, 2003, we had a credit of approximately $60,000 for support services provided by America Online. For the quarter ended September 30, 2002, we incurred fees of approximately $0.2 million for support services provided by America Online.

     Loss from operations. For the quarter ended September 30, 2003, our loss from operations was approximately $19.3 million, an improvement of $14.0 million, or 41.9%, from the loss of $33.3 million recorded in the comparable prior year period. The improvement was driven primarily by reductions in costs and expenses, which more than offset the impact of lower revenues as compared with the prior-year period.

     For the nine months ended September 30, 2003, our loss from operations was $64.6 million, an improvement of $60.6 million, or 48.4%, from a loss of $125.2 million in the nine-month period ended September 30, 2002. The improvement in our loss from operations versus the prior year period was also driven by the underlying trends of lower network, call center and marketing expenses.

     Other expense, net. For the quarter ended September 30, 2003, other expense, net was $4.8 million, up from $1.9 million in the quarter ended September 30, 2002. Other expense, net consists almost entirely of interest on our senior convertible notes outstanding. For the quarter ended September 30, 2003, interest expense was approximately $4.5 million, as compared to $1.8 million in the prior-year quarter ended September 30, 2002. Average debt outstanding during the third quarter of 2003 was $160.0 million, as compared to $63.7 million in the third quarter of 2002. Interest on these notes for the third quarter of 2003 was paid through the issuance of 4,037,502 shares of our series B preferred stock. Under the terms of these notes, we may choose to make payment of interest through the issuance of shares of our series B preferred stock. To the extent we do so, interest expense does not represent a cash outlay. Given our focus on cash preservation, we expect future payments of interest to be undertaken through the issuance of additional shares.

     The balance of other expense, net consists primarily of interest income, foreign currency gains and losses and realized gains and losses on investments.

     Income taxes. For the three months ended September 30, 2003, we had income tax benefit of $3,000, as compared with an income tax provision of $24,000 in the quarter ended September 30, 2002. For the nine-month period ended September 30, 2003, we had an income tax benefit of $1,000, as compared to income tax expense of $24,000 in the comparable prior-year period.

     Net loss applicable to common stockholders and loss per common share. Our net loss applicable to common stockholders, after other expenses and dividends to preferred stockholders, was $28.6 million in the third quarter of 2003, an improvement of approximately $11.3 million, or 28.3%, as compared with the loss of $39.9 million recorded in the third quarter of 2002. Our loss per share, both basic and diluted, was $0.21 per share for the quarter ended September 30, 2003, as compared with a loss per share, basic and diluted, of $0.59 in the prior-year quarter. An increase in the average number of common shares outstanding during the period from 67,070,065 to 135,135,917 accounted for approximately 56.0% of the improvement in reported earnings per share. The increase in average shares of common stock outstanding resulted from the conversion of preferred stock into class A common stock in January 2003 by America Online and the Cisneros Group in support of our efforts to remain listed on the Nasdaq SmallCap Market.

     Net loss applicable to common stockholders includes interest expense and dividends on our preferred shares outstanding. During the quarter ended September 30, 2003, interest expense increased to $4.5 million, up from interest expense of approximately $1.8 million in the prior-year period. This increase was due to the larger amount of senior convertible notes outstanding during the third quarter of 2003 as compared to the comparable prior-year period. ($160.0 million vs. $63.7 million). We expect interest expense to remain at current levels during the foreseeable future. Dividends on preferred stock were approximately $4.4 million, a reduction from approximately $4.7 million in the third quarter of 2003, which resulted from the conversion of preferred stock to class A common stock by America Online and the Cisneros Group.

     For the nine-month period ended September 30, 2003, our loss per share, both basic and diluted, was $0.68 per share, as compared with a loss per share of $2.12 in the comparable prior-year period. An increase in the average number of class A common shares outstanding during the period from 67,066,773 to 132,143,528, resulting from the conversion of preferred stock into class A common stock in January 2003 by America Online and the Cisneros Group, accounted for approximately 45.8% of the improvement in reported loss per share.

Financial Condition and Liquidity

     Current Financial Condition. Table 4 below highlights our current consolidated financial condition at September 30, 2003 and at the end of the preceding fiscal year, December 31, 2002.

TABLE 4 - FINANCIAL CONDITION (As of Balances)
(Dollars in thousands, except percentages)

	AS OF

	September 30,	December 31,		%
	2003	2002	Change	Change

	(Unaudited)
Cash and cash equivalents	$39,163	$75,501	$(36,338)	(48.1)%

Current assets	$52,924	$89,121	$(36,197)	(40.6)%

Total assets	$63,432	$100,274	$(36,842)	(36.7)%

Working capital	$23,648	$53,001	$(29,353)	(55.4)%

Current liabilities	$29,276	$36,120	$(6,844)	(19.0)%

Long-term debt	$160,000	$160,000	$—	—%

Stockholders’ equity (capital deficiency)	$(126,586)	$(97,086)	$(29,500)	30.4%

Total assets breakdown by segment:
- Brazil	$10,954	$6,818	$4,136	60.7%
- Mexico	3,613	7,035	(3,422)	(48.6)
- Argentina	4,425	3,959	466	11.8
- Puerto Rico	564	605	(41)	(6.8)
- Corporate and other	43,876	81,857	(37,981)	(46.4)

	$63,432	$100,274	$(36,842)	(36.7)%

     At September 30, 2003, we had $39.2 million of cash and cash equivalents, long-term debt of $160.0 million and a capital deficiency of $126.6 million. This represented a reduction in our cash and cash equivalents position of $36.3 million as compared to December 31, 2002, and a decrease of approximately $6.8 million as compared to June 30, 2003. The decline in our cash and cash equivalents position from December 31, 2002 resulted primarily from the financing of our loss from operations during the nine-month period ended September 30, 2003 and our other working capital requirements. Our long-term debt position did not change during the third quarter or year-to-date 2003, as the entire amount available under our $160.0 million note purchase agreement with TW was outstanding as of December 30, 2002. Our capital deficiency increased by $29.5 million as compared with our position at December 31, 2002, and by $6.5 million as compared with June 30, 2003. The increases in our capital deficiency reflect our comprehensive loss for the three and nine months ended September 30, 2003 of $24.2 million and $77.0 million, respectively, partially offset by the amortization of additional quarters of the Banco Itaú unearned services account, a payment of $2.7 million received from Banco Itaú in lieu of marketing activities it was obligated to undertake, the payment of interest on our senior convertible notes through the issuance of additional stock and the impact on the foreign currency translation adjustment from the appreciation of local currencies since December 31, 2002.

     Our current assets at September 30, 2003 amounted to $52.9 million, a decrease of $36.2 million, or 40.6.%, as compared to $89.1 million at December 31, 2002. The decrease in current assets was driven almost entirely by the decrease in cash and cash equivalents, as explained above. Current liabilities decreased $6.8 million, or 19.0%, to $29.3 million at September 30, 2003, from $36.1 million at December 31, 2002 as a consequence of reduced spending on marketing activities and lower operating costs.

     Cash Flows and Liquidity. Table 5 illustrates our consolidated cash flows and capital spending by segment for the three- and nine-month periods ended September 30, 2003:

TABLE 5 - CASH FLOWS & CAPITAL SPENDING
(Dollars in thousands, except percentages)

	THREE MONTHS ENDED

	September 30,	September 30,		%
	2003	2002	Change	Change

	(Unaudited)	(Unaudited)
Condensed Cash Flow Statement:
Cash and cash equivalents, beginning of period	$45,924	$8,358	$37,566	449.5%

Cash flow (used) provided by :
Operating activities	(9,461)	$(25,851)	$16,390	(63.4)
Investing activities	(349)	(521)	172	(33.0)
Financing activities	2,670	26,000	(23,330)	(89.7)
Effect of exchange rate changes on cash and cash equivalents	379	(373)	752	(201.6)

Net decrease in cash and cash equivalents	(6,761)	(745)	(6,016)	807.5

Cash and cash equivalents, end of period	$39,163	$7,613	$31,550	414.4%

Capital spending by segment:
- Brazil	$279	$246	$33	13.4%
- Mexico	70	81	(11)	(13.6)
- Argentina	—	—	—	—
- Puerto Rico	—	45	(45)	(100.0)
- Corporate and other	—	149	(149)	(100.0)

	$349	$521	$(172)	(33.0)%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	NINE MONTHS ENDED

	September 30,	September 30,		%
	2003	2002	Change	Change

	(Unaudited)	(Unaudited)
Condensed Cash Flow Statement:
Cash and cash equivalents, beginning of period	$75,501	$46,676	$28,825	61.8%

Cash flow (used) provided by :
Operating activities	(38,649)	$(107,677)	$69,028	(64.1)
Investing activities	(1,041)	(1,647)	606	(36.8)
Financing activities	2,670	71,340	(68,670)	(96.3)
Effect of exchange rate changes on cash and cash equivalents	682	(1,079)	1,761	(163.2)

Net decrease in cash and cash equivalents	(36,338)	(39,063)	2,725	(7.0)

Cash and cash equivalents, end of period	$39,163	$7,613	$31,550	414.4%

Capital spending by segment:
- Brazil	$525	$859	$(334)	(38.9)%
- Mexico	259	227	32	14.1
- Argentina	100	7	93	1,328.6
- Puerto Rico	157	61	96	157.4
- Corporate and other	—	493	(493)	(100.0)

	$1,041	$1,647	$(606)	(36.8)%

     Cash and Cash Equivalents and Liquidity

     From inception through September 30, 2002, our operations were financed through the issuance of senior convertible debt and through capital raised in several rounds of financing, including our initial public offering on August 8, 2000. Funds raised from inception through September 30, 2003 have totaled $713.1 million, net of issuance-related expenses. Prior to our initial public offering, contributions by joint venture partners totaled $200.1 million, consisting of $150.1 million contributed by the Cisneros Group and $50.0 million contributed by America Online. Subsequently, our initial public offering in August 2000 generated total proceeds of $203.1 million net of issuance expenses, including the partial exercise of the over-allotment option by the underwriters. We raised an additional $150.0 million through the private placement of stock to America Online, the Cisneros Group and Banco Itaú in March 2001.

     On March 8, 2002, we entered into a note purchase agreement with TW under which TW made available to us, subject to standard borrowing conditions, $160.0 million in exchange for our senior convertible notes due in March 2007. We completed the draw down of the funds available to us under the note purchase agreement on December 30, 2002. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at any time at the option of the holder and are redeemable by us at any time after September 11, 2003, subject to the holder’s right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds.

     Interest is payable either in cash or preferred stock, at our option. If interest is paid in shares, the price per share is determined based on the average closing price of the class A common stock for the twenty trading dates ending two days prior to the date of payment. On September 30, 2003, we made our sixth payment of interest on the TW notes, which covered the period from July 1 through September 30, 2003. The interest payment of approximately $4.5 million was made through the issuance of 4,037,502 shares of series B preferred stock to TW, based on an average price of $1.1140 per share. For the nine months ended September 30, 2003, we incurred $13.4 million related to interest payable to TW on the senior convertible notes, as compared with $5.2 million for the year ended December 31, 2002. We expect to incur approximately $17.8 million in annual interest expense as long as the full amount of $160.0 million in senior convertible notes are outstanding. Given our focus on cash preservation, we expect to make future payments of interest through the issuance of additional shares of stock. Depending on market conditions at the time, a decision to pay the interest on the TW notes through the issuance of additional shares could result in significant additional dilution to existing shareholders.

     In the event the $160.0 million in senior convertible notes were to be converted by TW, an additional 44,150,105 shares of preferred stock would be issued to TW, increasing the economic ownership by America Online and its affiliates in AOLA to 55.0% and their relative voting strength to 66.5%, assuming conversion of the warrant granted to America Online at the date of our initial public offering and the options granted to its employees who are members of our Board of Directors. Interest payments on the senior convertible notes over the remaining life of the notes will total approximately $61.5 million, assuming the notes are not converted to stock prior to their maturity. Because we intend to pay interest through the issuance of additional shares of preferred stock, we expect America Online’s relative ownership and voting strength to continue to increase over the foreseeable future.

     TW has granted us a waiver for fiscal 2002 related to our non-compliance with an affirmative covenant in the senior convertible notes requiring our auditors to certify annually that we have not defaulted under the notes. Our auditors were unable to provide the certification because it required them to certify non-quantitative matters. We do not believe we will be able to obtain this certification in future years either. If TW transferred the notes, there can be no assurance that the subsequent holders of the senior convertible notes would also waive our inability to provide this certification in the future. Moreover, there can be no assurance that we will continue to receive additional waivers in future years from TW or any other holder of the senior convertible notes for any non-compliance by us under this covenant. If we do not obtain this waiver, we will be in default under the notes and obligated to repay them immediately. At this time, we do not have sufficient funds to repay the notes.

     At September 30, 2003, our cash and cash equivalents on hand were $39.2 million, a decline of $36.3 million, or 48.1%, as compared to the level at December 31, 2002, and a decline of $6.8 million from June 30, 2003. As a result of improvements in our operating cost structure, and based upon our current operating budget, we expect that cash on hand at September 30, 2003 will be sufficient to fund operations through at least mid-2004. We are currently analyzing various modifications to our operations to address our cash needs beyond mid-2004. There is no commitment or obligation from America Online, TW or the Cisneros Group to fund any of our future requirements. There can be no assurance that we will be successful in modifying our operations to conserve cash nor have we identified additional financing sources at this time. An additional restriction on our ability to obtain additional funding is that the holders of the senior convertible notes can require that the proceeds of any such financing be used to repay the senior convertible notes.

Operating Activities

     Cash used by operations in the third quarter of 2003 narrowed to $9.6 million, as compared to $25.9 million in the quarter ended September 30, 2002. This improvement in cash flow required by operations was driven primarily by a reduction in net loss from operations.

     Financing Activities.

     During the third quarter of 2003 we chose to receive approximately $2.7 million from Banco Itaú, as permitted under the terms of our revised strategic marketing agreement, in lieu of certain marketing activities which Banco Itaú was obligated to undertake to promote the co-branded service in Brazil. The payment Banco Itaú made to us was in lieu of marketing activities such as the distribution of CDs and the reduced number of promoters, which resulted from the closing of kiosks with low productivity. We expect these payments to continue in the future but the amounts to gradually decrease over time as per the terms of the revised marketing agreement. We have the right to redeploy or reinstate some of the kiosks in the branches in the future, in which case we would forego such payments from Banco Itaú. During the third quarter of 2002, cash provided by financing activities amounted to $26.0 million and consisted of the drawdowns made by us under the TW note purchase agreement.

     Investing Activities and Capital Spending

     Cash used by investing activities was $250,000 in the three months ended September 30, 2003, as compared to cash used by investing activities of $521,000 in the third quarter of 2002, and was attributable entirely to capital expenditures in support of business operations.

       Capitalization

     As displayed in Table 6 below, at September 30, 2003, we had 135,137,896 shares of class A common stock outstanding, up from 67,070,065 shares of common stock at December 31, 2002. The increase in common shares outstanding was primarily due to the conversion of preferred shares in January 2003 by America Online and the Cisneros Group in support of our efforts to comply with the Nasdaq SmallCap Market requirements.

	As of

	September 30,	December 31,		%
TABLE 6 - CAPITAL (Period End Balances)	2003	2002	Change	Change

(In thousands, except share amounts)	(unaudited)
Stockholders’ equity (capital deficiency)
Preferred stock, common stock and additional paid-in capital	$821,203	$807,855	$13,348	1.7%
Accumulated deficit	(830,238)	(751,878)	(78,360)	(10.4)
Other, mainly unearned services	(117,551)	(153,063)	35,512	(23.2)

	$(126,586)	$(97,086)	$(29,500)	30.4%

Shares outstanding
Series B preferred stock	112,219,827	126,876,099	(14,656,272)	(11.6)%
Series C preferred stock	79,518,702	111,413,994	(31,895,292)	(28.6)
Class A common stock	135,137,896	67,070,065	68,067,831	101.5

	326,876,425	305,360,158	21,516,267	7.0%

Shares reserved for issuance
Preferred shares outstanding	191,738,529	238,290,093	(46,551,564)	(19.5)%
AOL warrant	16,541,250	16,541,250	—	—
TW senior convertible notes	44,150,105	44,150,105	—	—
Stock options	10,596,669	22,808,333	(12,211,664)	(53.5)

	263,026,553	321,789,781	(58,763,228)	(18.3)%

     At September 30, 2003, we had outstanding anti-dilutive securities, all of which are convertible or exercisable into shares of our class A common stock, consisting of:

•	series B preferred stock, convertible into 112,219,827 shares of our class B common stock or class A common stock;

•	series C preferred stock, convertible into 79,518,702 shares of our class C common stock or class A common stock;

•	$160.0 million principal senior convertible notes issued to TW, convertible into 44,150,105 shares of series B preferred stock, class B common stock or class A common stock;

•	a warrant issued to America Online exercisable for 16,541,250 shares of any combination of class A common stock, class B common stock or series B preferred stock; and

•	options to purchase 10,596,669 shares of our class A common stock.

     As shown in table 7 below, if all of these anti-dilutive securities were converted or exercised, an additional weighted average 260,191,202 shares of class A common stock would have been outstanding at September 30, 2003. We refer to these securities as anti-dilutive securities because if they were exercised or converted into shares of class A common stock, they would decrease our diluted loss per share as calculated under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). In accordance with U.S. GAAP, the potential effect of these anti-dilutive securities, which are or will all be convertible or exercisable into class A common stock, was not included in the calculation of diluted loss per share.

	QUARTER ENDED

	September 30,	September 30,		%
TABLE 7 - WEIGHTED AVERAGE SHARES	2003	2002	Change	Change

	(unaudited)
Weighted average number of common shares outstanding	135,135,917	67,070,065	68,065,852	101.5%

Plus: effect of potential dilutive common shares from:
** Stock options	11,754,934	16,068,409	(4,313,475)	(26.8)
** AOL warrant	16,541,250	16,541,250	—	—
** TW senior convertible notes	44,150,105	17,646,845	26,503,260	150.2
** Preferred stock
— Series B	108,226,211	116,072,217	(7,846,006)	(6.8)
— Series C	79,518,702	111,413,994	(31,895,292)	(28.6)

	260,191,202	277,742,715	(17,551,513)	(6.3)

Pro forma fully diluted weighted average shares	395,327,119	344,812,780	50,514,339	14.6%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	NINE MONTHS ENDED

	September 30,	September 30,		%
TABLE 7 - WEIGHTED AVERAGE SHARES	2003	2002	Change	Change

	(unaudited)	(unaudited)
Weighted average number of common shares outstanding	132,143,528	67,066,773	65,076,755	97.0%

Plus: effect of potential dilutive common shares from:
** Stock options	14,888,346	16,063,905	(1,175,559)	(7.3)
** AOL warrant	16,541,250	16,541,250	—	—
** TW senior convertible notes	44,150,105	9,327,518	34,822,587	373.3
** Preferred stock
— Series B	101,768,933	116,031,269	(14,262,336)	(12.3)
— Series C	80,920,693	111,413,994	(30,493,301)	(27.4)

	258,269,327	269,377,936	(11,108,609)	(4.1)

Pro forma fully diluted weighted average shares	390,412,855	336,444,709	53,968,146	16.0%

     In January 2003, America Online and the Cisneros Group converted a total of 36,169,780 shares of series B and 31,895,292 shares of series C preferred stock into shares of class A common stock, respectively, at our request. This conversion was designed to increase the total market capitalization of our class A common stock, in order to enable us to comply with NASDAQ SmallCap market requirements. As a result of this conversion, the total number of shares of class A common stock outstanding increased to 135,135,137 shares from 67,070,065 shares in the first quarter of 2003.

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

     Under the terms of our original agreement with Banco Itaú, which was in effect until December 14, 2002, Banco Itaú was required to offer at least one hour of subsidized usage per month to subscribers of the co-branded service following the expiration of a subscriber’s trial period. Banco Itaú could also choose to provide its customers additional subsidized time beyond the one-hour obligation. In addition, Banco Itaú was required to pay us a nominal amount for subscribers who had not used the service during the previous month and who were beyond their free trial period. We recorded amounts paid to us by Banco Itaú on behalf of its customers for subsidies, which it chose or was required to make, as a reduction of marketing expenses and not as subscription revenues. Amounts paid directly to us by subscribers that exceed the time subsidized by Banco Itaú are included in subscription revenues. Were we to recognize payments from Banco Itaú as revenues, our subscription revenues and sales and marketing expense would be higher than currently reported. Under the terms of the revised marketing agreement, Banco Itaú is no longer required to offer or make such subsidy payments on behalf of its customers. As a result, subsidies received from Banco Itaú largely ceased during the quarter ended September 30, 2003.

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

     As of September 30, 2003, we had a value-added tax (“VAT”) receivable from the Argentine government of approximately $3.9 million. This receivable, which arose in the normal conduct of our business, will be recovered as we make sales in Argentina and make collections from our customers. Given current economic conditions in Argentina, the period of collection could exceed two years. Were the government in Argentina to dishonor its VAT obligation, or force its exchange for securities of lower value, this could result in an impairment of the value of our VAT asset. As of the present date, we have not established any valuation allowances for this asset.

     Stock-based Compensation: Accounting for Stock Options: In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure and Interpretive Guidance on the Application of FASB Statement No. 123, Accounting for Stock-Based Compensation” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the recognition of the cost of options in the statements of operations. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for employee stock-based compensation be displayed more prominently and in tabular form. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 were effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS 148 did not have an impact on our accounting for employee stock options; however, we have modified our disclosured as provided for in the new standard.

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

     Accordingly, as a result of applying the intrinsic value method of accounting to stock options we have issued, no compensation expense has been recognized for options granted during the third quarter of 2003 with an exercise price equal to market value at the date of grant. Expense recognized in relation to the granting of stock options issued below market price totaled approximately $75,000 in each quarter ended September 30, 2003 and 2002 related to an earlier option grant issued to our Chief Executive Officer. Had we accounted for stock options issued to our employees using the fair value method, our stock-based compensation expense would have been $48,000 in the quarter ended September 30, 2003, and $2.1 million in the quarter ending September 30, 2002.

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

FORWARD LOOKING STATEMENTS

     This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: plans for future size of our network, efforts to target higher-value members and the results of those efforts, our expectation that our web-based services will allow us to compete more effectively, our expectation of migration from our AOLA country service in Brazil to our new web-based service, our expectation that our web-based service will be the primary product offering in Brazil, our plans for expansion of our web-based service, future membership levels and the composition of our membership base, future revenues, future advertising and marketing efforts, the benefits we expect to receive from our strategic alliance with Banco Itaú, future payments that we may receive from Banco Itaú if we continue to request that Banco Itaú pay us in lieu of its conducting marketing activities, our expectation that we will not receive reference payments from Banco Itaú with respect to the March 2004 measurement date, our expectation that the Banco Itaú and McDonald’s marketing agreements will be the primary member acquisition channels in the medium-term future, expectations regarding members in free trial or member retention programs, future cost of revenues, sales and marketing costs, maintenance costs and other expenses, our expectation that cash on hand will be sufficient to fund our operations through at least mid-2004, the form and amount of future interest payments on our 11% senior convertible notes, future financing requirements, future interest rates and our expectation that we will not pay the $3.8 million in dispute with America Online.

     These forward-looking statements are subject to a number of risks and uncertainties, certain of which are described in our Annual Report on Form 10-K/A for the period ended December 31, 2002, and from time to time in other reports we file with the SEC, as well as the following risks and uncertainties: our limited cash position and uncertainty as to whether cash on hand will last longer or shorter than until at least mid-2004, the market price of our class A common stock, the impact our continued losses will have on our ability to finance our operations, our limited operating history, uncertainty relating to our ability to convert our subscribers into paying subscribers and to retain paying subscribers, uncertainty regarding the success of our targeted marketing initiatives, the actions of our competitors and the impact of increased competition, the success of our web-based services, the success of the Banco Itaú co-branded service, exchange rate fluctuations in Latin America, the success of the marketing agreement with McDonald’s Brazil, macroeconomic developments in Brazil, Mexico and Argentina, and our ability to penetrate our markets. Actual results could differ materially from those described in the forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     As of September 30, 2003, we had total assets in Argentina totaling approximately $4.4 million, of which approximately $3.9 million is related to a local-currency denominated VAT receivable from the Argentine government. The short-term portion of the VAT receivable, which is equal to $1.2 million, is classified under other receivables in Current Assets while the long-term portion, which is equal to $2.7 million, is classified under Other Assets in the Consolidated Balance Sheet at September 30, 2003. This VAT receivable is not subject to expiration.

     To date, our consolidated results of operations have not been materially impacted by inflation. Inflation was 12% in Brazil during calendar 2002, and we expect it to fall to approximately 9% in calendar 2003. Inflation in Argentina was 41% during calendar 2002, and we expect it to fall to less than 5% in calendar 2003.

     We are exposed to market risk as it relates to changes in the market value of our investments. As of September 30, 2003, we had no material investments in marketable securities.

Item 4. CONTROLS AND PROCEDURES

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

ITEM 1. FINANCIAL STATEMENTS

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)

	As of

	September 30,	December 31,
	2003	2002

	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$37,899	$74,586
Short-term money market investments	1,264	915

Total cash and cash equivalents	39,163	75,501
Trade accounts receivable, less allowances of $524 (December 31, 2002 - $709)	3,020	3,567
Other receivables	1,812	2,090
Prepaid expenses and other current assets	8,929	7,963

Total current assets	52,924	89,121
Property and equipment, net	5,185	6,983
Investments, including securities available-for-sale (at fair value)	109	158
Product development and other intangible assets, net	57	285
Other assets	5,157	3,727

TOTAL ASSETS	$63,432	$100,274

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
CURRENT LIABILITIES
Trade accounts payable	$3,285	$8,746
Payables to affiliates	2,774	6,893
Other accrued expenses and liabilities	10,792	7,369
Deferred revenue	4,703	5,019
Accrued personnel costs	4,608	6,462
Other taxes payable	3,114	1,631

Total current liabilities	29,276	36,120
Other non-current liabilities	742	1,240
Senior convertible notes	160,000	160,000

Total liabilities	190,018	197,360
COMMITMENTS AND CONTIGENCIES
STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Preferred stock, $.01 par value; 1,000,000,000 shares authorized:
Series B and C cumulative redeemable convertible; 350,000,000 shares of series B and 300,000,000 shares of series C authorized:
Series B — $306,001 liquidation value; issued and outstanding shares - 112,219,827 (December 31, 2002 - 126,876,099)	1,122	1,269
Series C — $216,863 liquidation value; issued and outstanding shares - 79,518,702 (December 31, 2002 - 111,413,994)	795	1,114
Series D and E cumulative redeemable convertible; 25,000,000 shares authorized each; none issued or outstanding	—	—

	1,917	2,383
Common stock, $.01 par value; 2,250,000,000 shares authorized:
Class A—1,400,000,000 shares authorized; issued and outstanding shares - 135,137,896 (December 31, 2002 - 67,070,065)	1,352	671
Class B and C — 450,000,000 shares of series B and 400,000,000 shares of series C authorized; none issued or outstanding	—	—

	1,352	671
Additional paid-in capital	817,934	804,801
Unearned services	(112,918)	(147,045)
Accumulated other comprehensive loss	(4,633)	(6,018)
Accumulated deficit	(830,238)	(751,878)

Total stockholders’ equity (capital deficiency)	(126,586)	(97,086)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	$63,432	$100,274

     The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — (Unaudited)
For the Three and Nine Months Ended September 30, 2003 and 2002
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Subscriptions	$14,778	$15,775	$45,600	$47,693
Advertising and other	1,502	1,782	4,660	6,568

Total revenues	16,280	17,557	50,260	54,261
Costs and expenses:
Cost of revenues	12,882	20,940	44,405	79,703
Sales and marketing	16,450	21,465	50,401	76,031
General and administrative	6,286	8,464	20,092	23,763

Total costs and expenses	35,618	50,869	114,898	179,497

Loss from operations	(19,338)	(33,312)	(64,638)	(125,236)
Other expenses, net	(4,825)	(1,902)	(13,723)	(2,794)

Loss before income taxes	(24,163)	(35,214)	(78,361)	(128,030)
Income tax (provision)/benefit	3	(24)	1	(24)

Net loss	(24,160)	(35,238)	(78,360)	(128,054)
Less: Dividends on Series B and C preferred shares	4,435	4,653	11,349	13,955

Net loss applicable to common stockholders	$(28,595)	$(39,891)	$(89,709)	$(142,009)

Loss per common share, basic and diluted	$(0.21)	$(0.59)	$(0.68)	$(2.12)

Weighted average number of common shares outstanding	135,135,917	67,070,065	132,143,528	67,066,773

SUPPLEMENTAL RELATED PARTIES DISCLOURE:
Transactions with affiliated parties are reflected in the consolidated statements of operations as follows:
Subscription revenues	$3,419	$2,937	$10,174	$7,689
Advertising and other revenues	394	172	1,414	790
Cost of revenues	2,534	5,072	8,891	15,569
Sales and marketing expenses	236	(89)	530	(237)
General and administrative expenses	(60)	188	34	1,776
Interest expense	4,498	1,790	13,347	1,790

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY) — (unaudited)
(In thousands, except share amounts)

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

BALANCES AT DECEMBER 31, 2002	238,290,093	$2,383	67,070,065	$671
Net loss	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Total comprehensive loss
Interest paid with issuance of Series B preferred shares	21,513,508	215	—	—
Conversion of preferred shares to common	(68,065,072)	(681)	68,065,072	681
Stock options exercised	—	—	2,759	—
Non-cash marketing expense amortization ***	—	—	—	—
Proceeds in accordance with strategic marketing agreement	—	—	—	—
Non-cash compensation expense **	—	—	—	—

BALANCES AT SEPTEMBER 30, 2003	191,738,529	$1,917	135,137,896	$1,352

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Additional		other
	paid-in	Unearned	comprehensive	Accumulated
	capital	services*	income (loss)	deficit	Total

BALANCES AT DECEMBER 31, 2002	$804,801	$(147,045)	$(6,018)	$(751,878)	$(97,086)
Net loss	—	—	—	(78,360)	(78,360)
Foreign currency translation adjustment	—	—	1,385	—	1,385

Total comprehensive loss					(76,975)
Interest paid with issuance of Series B preferred shares	13,132	—	—	—	13,347
Conversion of preferred shares to common	—	—	—	—	—
Stock options exercised	1	—	—	—	1
Non-cash marketing expense amortization ***	—	31,232	—	—	31,232
Proceeds in accordance with strategic marketing agreement	—	2,670	—	—	2,670
Non-cash compensation expense **	—	225	—	—	225

BALANCES AT SEPTEMBER 30, 2003	$817,934	$(112,918)	$(4,633)	$(830,238)	$(126,586)

*     Unearned services includes to stock issued to Banco Itaú under our marketing agreement with them. See accompanying Note 5 included herein.

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

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)
For the Nine Months Ended September 30, 2003 and 2002
(In thousands)

	Nine Months Ended
	September 30,

	2003	2002

OPERATING ACTIVITIES
Net loss	$(78,360)	$(128,054)
Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery)/provision for uncollectible accounts	99	(1,239)
Depreciation and amortization	3,730	3,910
Loss from investment securities	49	514
Non-cash marketing expense	31,231	31,297
Non-cash stock based compensation expense	225	226
Issuance of preferred stock in lieu of interest due to affiliate	13,347	1,790
Changes in operating assets and liabilities:
Trade accounts receivable	1,741	192
Other operating assets	(538)	112
Operating liabilities	(5,575)	(15,625)
Deferred revenues	(282)	(428)
Payables to affiliates	(4,316)	(372)

Net cash used in operating activities	(38,649)	(107,677)

INVESTING ACTIVITIES
Capital spending	(1,041)	(1,647)

Net cash used in investing activities	(1,041)	(1,647)

FINANCING ACTIVITIES
Proceeds from issuance of senior convertible notes	—	71,300
Payments received under strategic marketing agreement	2,670	—
Proceeds from stock options exercised	—	40

Net cash provided by financing activities	2,670	71,340

Effect of exchange rate changes on cash and cash equivalents	682	(1,079)

Net decrease in cash and cash equivalents	(36,338)	(39,063)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,501	46,676

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,163	$7,613

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$1	$—

Interest paid	$8	$1,008

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

     AOLA derives its revenues principally from subscription fees from its AOLA country services, the AOL-branded service in Puerto Rico and web-based interactive content and connectivity services, and to a lesser extent, from advertising and other revenue sources. AOLA currently has the exclusive right to offer AOL-branded PC-based online services in Latin America. Under its license agreement with America Online, it also has the exclusive right to offer AOL-branded TV-based online services in Latin America if America Online develops these services. AOLA also has the exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by America Online for commercial launch on or before August 7, 2004.

     As discussed in more detail in Note 4 (Stockholders’ Equity) of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002. AOLA’s principal stockholders, America Online, the Cisneros Group and Banco Itaú, signed a stock purchase agreement under which they subsequently provided an aggregate of $150.0 million in additional capital.

     On March 8, 2002, AOLA entered into a note purchase agreement with Time Warner (“TW”), the parent company of America Online. Under the note purchase agreement, TW made available to AOLA, subject to standard borrowing conditions, $160.0 million in exchange for senior convertible notes of AOLA due in March 2007. The Company drew down the remaining balance available to it under the note purchase agreement on December 30, 2002. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of AOLA’s class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at any time at the option of the holder, and are redeemable by AOLA at any time after September 11, 2003, subject to the holder’s right to convert the notes into preferred stock. In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales by AOLA or if AOLA raises additional debt or equity funds. Interest is payable either in cash or preferred stock, at the Company’s option. If interest is paid in shares, the price per share is to be determined based on the average closing price of the class A common stock for the twenty trading dates ending two days prior to the date of payment.

     From inception through the present date, AOLA’s operations have been financed through capital raised from the Cisneros Group ($213.9 million), America Online ($116.3 million) and Banco Itaú ($19.9 million), the proceeds generated by AOLA’s IPO, the exercise of the over-allotment option and the issuance of senior convertible debt to TW ($160.0 million). As of September 30, 2003, all of the net proceeds generated by the IPO and the over-allotment option (approximately $203.1 million) had been used for working capital purposes and to fund the losses generated by AOLA’s operations.

     The Company anticipates that the cash on hand at September 30, 2003 will be sufficient to fund operations through at least mid-2004, based upon its current operating budget. AOLA is currently analyzing various alternatives to address its cash needs beyond mid-2004. There is no commitment or obligation from America Online, TW or the Cisneros Group to fund any of AOLA’s future requirements. There can be no assurance that the Company will be successful in modifying its operations to conserve cash nor has it identified additional financing sources at this time. An additional restriction on AOLA’s ability to obtain additional funding is that the holders of the senior convertible notes can require that the proceeds of any such financing to be used to repay the senior convertible notes.

NOTE 3 - LOSS PER COMMON SHARE AND STOCK-BASED COMPENSATION

     Loss per Common Share

     The following table presents the calculation of basic and diluted loss per common share for the three- and nine-month periods ended September 30, 2003 and 2002 (in thousands, except per share amounts):

EPS CALCULATION

	(Unaudited)		(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(24,160)	$(35,238)	$(78,360)	$(128,054)
Less: Dividends on Series B and C preferred shares	4,435	4,653	11,349	13,955

Net loss applicable to common stockholders	(28,595)	(39,891)	(89,709)	(142,009)
Weighted average number of common shares outstanding	135,136	67,070	132,144	67,067

LOSS PER COMMON SHARE, basic and diluted	$(0.21)	$(0.59)	$(0.68)	$(2.12)

     AOLA has the intention and unconditional right to redeem the preferred stock by issuing common stock. There is no difference between AOLA’s basic and diluted loss per share since the effect of any contingently issuable common stock on loss per share is anti-dilutive for all periods presented. Potential anti-dilutive securities as of September 30, 2003 and 2002 are set forth on the table below:

     SHARES RESERVED FOR ISSUANCE

	(Unaudited)

	As of
	September 30,

	2003	2002

Series B preferred stock	112,219,827	121,692,431
Series C preferred stock	79,518,702	111,413,994
AOL warrant	16,541,250	16,541,250
TW senior convertible notes	44,150,105	19,674,390
Stock options	10,596,669	15,888,794

	263,026,553	285,210,859

     Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure and Interpretive Guidance on the Application of FASB Statement No. 123, Accounting for Stock-Based Compensation” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the recognition of the cost of options in the statements of operations. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for employee stock-based compensation be displayed more prominently and in tabular form. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 were effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS 148 did not have an impact on AOLA’s accounting for employee stock options; however, the Company has modified its disclosures as provided for in the new standard.

     AOLA follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”), which established a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method of accounting for their employee stock compensation plans. This pronouncement also allows an entity to continue to measure compensation cost for those plans based on Accounting Principles Board (“APB”) Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and disclose the pro forma net income and net income per share as if the fair value method had been applied in measuring cost. Compensation cost is determined based on the intrinsic value of the stock options as required by the provisions of APB 25.

     Accordingly, as a result of applying the intrinsic value method of accounting to stock options AOLA has issued, compensation expense has not been recognized for options granted with an exercise price equal to market value at the date of grant. Expense recognized in relation to the granting of stock options issued below market price totaled approximately $75,000 and $225,000, in three- and nine-month periods ended September 30, 2003 and 2002, respectively, related to an option grant issued to the Company’s Chief Executive Officer. Had the Company accounted for stock options issued to its employees using the fair value method, stock-based compensation expense would have been $48,000 in the quarter ended September 30, 2003, and $2.1 million in the quarter ending September 30, 2002.

     The following table presents AOLA’s net loss and loss per common share assuming AOLA had used the fair value method to recognize compensation expense with respect to employee stock options:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share data)	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Reported

Net loss applicable to common stockholders	$(28,085)	$(39,891)	$89,709	$(142,009)

Loss per common share - basic and diluted	$(0.21)	$(0.59)	$0.68	$(2.12)

Recorded employee stock-based compensation	$75	$75	$233	$226

Employee stock-based compensation under fair value method	$(48)	$(2,096)	$(438)	$(4,547)

Pro forma net loss	$(27,962)	$(41,912)	$89,504	$(146,330)

Pro forma loss per common share - basic and diluted	$(0.21)	$(0.62)	$0.68	$(2.18)

NOTE 4 – 11% SENIOR CONVERTIBLE NOTES

     On March 8, 2002, AOLA entered into the Note Purchase Agreement with TW under which TW made available to AOLA, subject to standard borrowing conditions, $160 million in exchange for AOLA 11% senior convertible notes due in March 2007 (the “Notes”).

     The Notes are convertible into Series B Redeemable Convertible Preferred Stock (“Series B preferred Stock”), which is the series of preferred stock currently held by America Online and TW. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% above the closing trading price of AOLA’s class A common stock on March 8, 2002). The Notes are convertible at any time at the option of the holder, and are redeemable by AOLA at any time after September 11, 2003, subject to the holders’ right to convert the Notes into preferred stock. In addition, the Notes are required to be repaid, at the option of the holder, in the event of significant asset sales or if AOLA raises additional debt or equity funds.

     If the entire $160 million principal amount of the Notes were to be converted by TW, an additional 44,150,105 shares of Series B Stock would be issued to TW and the combined economic ownership of TW and America Online in the company would increase to 55.0%, and its relative voting strength to approximately 66.5%, assuming conversion of a warrant held by America Online (the “AOL Warrant”) that is currently exercisable to purchase approximately 16.5 million shares of any combination of AOLA’s series B preferred stock, class B common stock or class A common stock. Although the conversion of the Notes, the payment of dividends and interest in additional shares of voting stock and the exercise of the AOL Warrant could each result in TW and its affiliates holding more than 50% of the outstanding voting stock of AOLA, it would not alter other corporate governance provisions or result in a change of control.

     Interest on the Notes is due quarterly and is payable either in cash or preferred stock at AOLA’s option. In the event that interest is paid in shares, the price per share is determined based on the average closing price of AOLA’s class A common stock for the twenty trading dates ending two days prior to the date of payment. Interest payments on the Notes could total approximately $61.5 million over the remaining life of the Notes, assuming they are not converted or redeemed prior to their March 2007 maturity date. AOLA issued its final note to TW on December 30, 2002, for the balance remaining under the note purchase agreement. AOLA expects to pay future interest amounts through the issuance of additional shares of preferred stock, which will result in additional dilution to existing stockholders.

     Interest on the Notes for the quarter ended September 30, 2003 amounted to approximately $4.5 million and was paid through the issuance of 4,037,502 shares of AOLA’s series B preferred stock. To the extent interest is paid in stock, interest expense does not represent a cash outlay. Given the Company’s focus on cash preservation, AOLA expects future payments of interest to be made through the issuance of new shares of series B preferred stock.

NOTE 5 - BANCO ITAÚ STRATEGIC MARKETING ALLIANCE

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

     The Banco Itaú co-branded service is substantially the same as the AOLA country service in terms of technology and content, except that it offers a co-branded welcome screen for Banco Itaú customers, a Banco Itaú toolbar icon, a special version of the finance channel and links that directly connect Banco Itaú’s customers to its online financial services. Subscribers to the co-branded service have access to a full line of features as provided to general customers, including e-mail with multiple AOL screen names, instant messaging, Internet access, interaction with a worldwide online community and 24-hour customer service. We also offer our web-based content and connectivity interactive services in Banco Itaú branches containing the same co-branded features as the country service.

     On December 14, 2002, AOLA amended its strategic marketing alliance with Banco Itaú. Under the terms of the revised agreement, AOLA oversees, in large part, the marketing activities for the co-branded service. Banco Itaú is obligated to establish kiosks and point-of-sale displays inside hundreds of its bank branches for the promotion of the co-branded service, which are staffed by promoters trained by AOL Brazil. Potential subscribers are able to sample the co-branded service and will be offered the opportunity to register in the branch. The number of promoters varies depending on the success of the marketing efforts, which are reviewed every three months. If the marketing efforts do not meet specified goals, the number of promoters will be decreased, subject to a floor on the number of promoters. Conversely, if the marketing efforts exceed specified levels, the number of promoters will be increased, subject to a maximum number of promoters. Banco Itaú is also required to distribute, at AOLA’s direction, CDs containing the software for the co-branded service, in connection with the in-branch promotions and through direct mail. Banco Itaú must also produce and broadcast a certain number of television commercials promoting the co-branded service and is required to provide exclusive online banking benefits to subscribers to the co-branded service. Banco Itaú is responsible for the cost of these marketing efforts. The modified marketing arrangements will remain in effect through March 2006, although the ten-year term of the original agreement has not changed.

     During the third quarter of 2003, as a result of lower than expected productivity, AOLA reduced the number of promoters. As discussed in Management’s Discussion and Analysis, Banco Itaú made payments amounting to approximately $2.7 million during the quarter ended September 30, 2003 as a result of the reduction in the number of promoters and the cancellation of a certain number of CDs. AOLA has the right to redeploy or reinstate some of the kiosks in the branches in the future, in which case AOLA would forego such payments from Banco Itaú. Such payments from Banco Itaú are accounted for as funds from financing activities and will reduce future marketing expense by lowering the amortization expense associated with the shares issued to Banco Itaú. Banco Itaú customers who register for the co-branded service after December 14, 2002 are entitled to a one-month free trial period, the length of which may be changed in the future, and if they subscribe to the monthly unlimited-use plan, are entitled to a 20% discount off the standard price. Under the terms of the original agreement, Banco Itaú was required to offer its subscribers at least one hour of subsidized usage per month following the expiration of their trial period, although Banco Itaú was responsible to us only for actual usage by the subscriber. Banco Itaú is no longer required to subsidize usage for new subscribers to the co-branded service who register after December 14, 2002; however, Banco Itaú, at its option, may subsidize hours for certain customers who were subscribers to the co-branded service prior to December 14, 2002.

     Under the terms of the original agreement with Banco Itaú, Banco Itaú and AOLA established subscriber targets for the co-branded service. Under the terms of the revised agreement, Banco Itaú and AOLA eliminated the subscriber targets for the period ending April 30, 2003 and replaced the targets for the remaining three years with targets based on a combination of minimum revenue levels and the fulfillment of the marketing commitments described above. If the new targets are not met, Banco Itaú is required to make a reference payment to AOLA. The dates for measuring performance with the new targets have been moved to March 24, 2004, 2005 and 2006, respectively. The aggregate amounts that Banco Itaú will be required to pay AOLA if the marketing or revenue targets are not met, which are subject to annual caps on liability, have been reduced from an aggregate of approximately $135.4 million to approximately $60.0 million for the balance of the initial five-year marketing period. In addition, the aggregate amount that Banco Itaú would be obligated to pay AOLA in the event of a termination of the agreement prior to March 24, 2006 has been reduced from approximately $158.0 million to approximately $70.0 million.

     As there are potential specific payments related to performance targets in the first five years of the agreement, AOLA is expensing $164.8 million of the cost of the agreement on a straight-line basis over that period, based on the original valuation of the penalties. AOLA is expensing the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement. The amortization of the unearned service related to the Banco Itaú strategic alliance amounted to approximately $10.5 million for each of the quarters ended September 30, 2003 and 2002, and to approximately $31.2 million for the nine-month period ended September 30, 2003 and $31.3 million for the nine month period ended September 30, 2002. This expense is included in the accompanying consolidated statements of operations as part of sales and marketing expenses. The amortization period was not changed as a result of the revisions made to the marketing agreement with Banco Itaú.

NOTE 6 - CONTINGENCIES

     Cost of revenues paid to related parties primarily consists of payments made or due to America Online and its affiliates for the costs of hosting, member services, product development, maintenance and other technical support services to AOLA country operations. As of September 30, 2003, America Online had billed AOLA approximately $3.8 million over and above amounts it had recorded in its statements of operations. The difference relates to a portion of items under dispute, primarily for support services provided by America Online. AOLA is currently negotiating with America Online regarding the total amount in dispute and at this point does not expect to pay this approximately $3.8 million difference. As a result, this amount is not reflected in AOLA’s consolidated statement of operations. In the event AOLA is unable to negotiate a favorable resolution of this dispute, it may be required to recognize an incremental charge to future cost of revenues. AOLA is also currently negotiating the method for calculating amounts due for 2003 under its online services agreement with America Online.

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

     Each of AOLA’s operating segments derives its revenues from interactive services through subscription revenues and advertising, commerce and other revenues. Interactive services consist of the delivery of AOLA’s interactive products, including the AOLA country services and portals. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in the Company’s 2002 Annual Report on Form 10-K/A. Although amounts for Argentina are not currently material, and are not expected to be material in future reporting periods, the Company has decided not to consolidate Argentina with its corporate and other segment in order to facilitate historical segment comparisons. The table below presents a reconciliation of the combined segment information to AOLA’s reported revenues and operating loss as included in the Consolidated Statement of Operations for the periods indicated (in thousands):

	(Unaudited)		(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues Breakdown:
Subscriptions
- Brazil	$5,833	$6,365	$17,676	$19,602
- Mexico	5,070	6,067	16,376	18,812
- Argentina	430	345	1,284	1,481
- Puerto Rico	3,419	2,937	10,174	7,689
- Corporate and other	26	61	90	109

	14,778	15,775	45,600	47,693
Advertising and other
- Brazil	563	1,129	2,000	4,194
- Mexico	429	373	1,283	1,585
- Argentina	92	54	271	290
- Puerto Rico	184	139	421	379
- Corporate and other	234	87	685	120

	1,502	1,782	4,660	6,568
Total
- Brazil	6,396	7,494	19,676	23,796
- Mexico	5,499	6,440	17,659	20,397
- Argentina	522	399	1,555	1,771
- Puerto Rico	3,603	3,076	10,595	8,068
- Corporate and other	260	148	775	229

	$16,280	$17,557	$50,260	$54,261

Income / (loss) from operations
- Brazil	$(14,596)	$(20,369)	$(45,289)	$(76,311)
- Mexico	(1,650)	(6,801)	(8,165)	(31,130)
- Argentina	(486)	(438)	(1,298)	(2,594)
- Puerto Rico	827	247	1,531	374
- Corporate and other	(3,433)	(5,951)	(11,417)	(15,575)

	$(19,338)	$(33,312)	$(64,638)	$(125,236)

     The following table presents a reconciliation of reportable segment assets and long-lived assets to the consolidated financial statement totals as of the dates indicated (in thousands):

	September 30,	December 31,
	2003	2002

	(Unaudited)
Total assets
- Brazil	$10,954	$6,818
- Mexico	3,613	7,035
- Argentina	4,425	3,959
- Puerto Rico	564	605
- Corporate and other	43,876	81,857

	$63,432	$100,274

Long-lived assets
- Brazil	$2,262	$2,528
- Mexico	700	1,304
- Argentina	304	304
- Puerto Rico	272	254
- Corporate and other	1,647	2,593

	$5,185	$6,983

     The following table shows AOLA’s depreciation and amortization and capital spending on a segment basis for the periods indicated (in thousands):

	(Unaudited)		(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Depreciation and amortization
- Brazil	$259	$625	$1,330	$2,057
- Mexico	129	310	1,041	937
- Argentina	40	79	145	273
- Puerto Rico	53	21	158	52
- Corporate and other	350	198	1,056	591

	$831	$1,233	$3,730	$3,910

Capital spending
- Brazil	$279	$246	$525	$859
- Mexico	70	81	259	227
- Argentina	—	—	100	7
- Puerto Rico	—	45	157	61
- Corporate and other	—	149	—	493

	$349	$521	$1,041	$1,647

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

     Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (FAS 150) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some cases), whereas many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not have a material effect on its financial position or results of operations as a result of its application of FAS 150.

     Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Company after December 15, 2003. The Company does not expect that the application of the provisions of FIN 46 will have a material impact on the Company’s consolidated financial statements.

     Multiple Element Arrangements

     In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company current accounting is consistent with the provisions of EITF 00-21 and its application did not have a material impact on the Company’s consolidated financial statements.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     Recent Sales and Issuance of Unregistered Securities

     On September 30, 2003, AOLA issued 4,037,502 shares of series B redeemable convertible preferred stock (“series B preferred stock”) with a liquidation value of approximately $18.7 million to TW in payment of $4.5 million of interest due on the senior convertible notes for the period from July 1, 2003 to September 30, 2003. See Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations “ for a description of this financing. Shares of series B preferred stock are convertible into shares of the Registrant’s class B common stock, $.01 par value per share (“class B common stock”), which can be converted into the Registrant’s class A common stock, $.01 par value per share (“class A common stock”), at any time on a one-for-one basis.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a stockholder vote at the annual meeting of stockholders held on July 31, 2003:

     Proposal 1: Election of Members of the Board of Directors. In addition to the three directors elected at the annual meeting, the following directors’ terms in office continued after the annual meeting: Steven I. Bandel, Gustavo A. Cisneros, Ricardo Cisneros, David Gang, J. Michael Kelly, Jr., Michael Lynton, Robert S. O’Hara, Jr., Cristina Pieretti, Joseph A. Ripp and Gerald Sokol, Jr.

Class A Common Shares	FOR	ABSTAIN

Vernon E. Jordan, Jr.	131,078,529	280,454
William H. Luers	131,084,379	274,604
M. Brian Mulroney	131,107,544	251.439

Series B preferred stock (10 votes per share)	FOR	ABSTAIN

Vernon E. Jordan, Jr.	1,012,220,058	0
William H. Luers	1,012,220,058	0
M. Brian Mulroney	1,012,220,058	0

Series C preferred stock (10 votes per share)	FOR	ABSTAIN

Vernon E. Jordan, Jr.	795,187,020	0
William H. Luers	795,187,020	0
M. Brian Mulroney	795,187,020	0

     Proposal 2: To ratify our board of directors’ selection of Ernst & Young LLP as the Company’s independent auditor for 2003.

	FOR	AGAINST	ABSTAIN

Class A Common Shares	130,848,641	238,285	272,057
Series B preferred stock (10 votes per share)	1,012,220,058	0	0
Series C preferred stock (10 votes per share)	795,187,020	0	0

     Proposal 3: To amend our restated certificate of incorporation to:

A) Effect a 1 for 2 reverse stock split:

	FOR	AGAINST	ABSTAIN	Broker Non-Votes

Class A Common Shares	130,383,282	860,515	115,186	0
Series B preferred stock (10 votes per share)	1,012,220,058	0	0	0
Series C preferred stock (10 votes per share)	795,187,020	0	0	0

B) Effect a 1 for 3 reverse stock split:

	FOR	AGAINST	ABSTAIN	Broker Non-Votes

Class A Common Shares	130,223,353	1,025,165	110,465	0
Series B preferred stock (10 votes per share)	1,012,220,058	0	0	0
Series C preferred stock (10 votes per share)	795,187,020	0	0	0

C) Effect a 1 for 5 reverse stock split:

	FOR	AGAINST	ABSTAIN	Broker Non-Votes

Class A Common Shares	130,158,931	1,064,282	135,770	0
Series B preferred stock (10 votes per share)	1,012,220,058	0	0	0
Series C preferred stock (10 votes per share)	795,187,020	0	0	0

D) Effect a 1 for 7 reverse stock split:

	FOR	AGAINST	ABSTAIN	Broker Non-Votes

Class A Common Shares	129,953,226	1,275,488	130,269	0
Series B preferred stock (10 votes per share)	1,012,220,058	0	0	0
Series C preferred stock (10 votes per share)	795,187,020	0	0	0

E) Effect a 1 for 10 reverse stock split:

	FOR	AGAINST	ABSTAIN	Broker Non-Votes

Class A Common Shares	129,971,842	1,258,952	128,189	0
Series B preferred stock (10 votes per share)	1,012,220,058	0	0	0
Series C preferred stock (10 votes per share)	795,187,020	0	0	0

F) Effect a 1 for 15 reverse stock split:

	FOR	AGAINST	ABSTAIN	Broker Non-Votes

Class A Common Shares	129,971,289	1,335,960	51,734	0
Series B preferred stock (10 votes per share)	1,012,220,058	0	0	0
Series C preferred stock (10 votes per share)	795,187,020	0	0	0

     In addition to matters submitted at the annual meeting of stockholders, security holders took the following actions:

•	On July 31, 2003, the holders of a majority of the outstanding preferred stock of the Company voted by written consent to approve the launch of web-based interactive content and connectivity services in Brazil, Mexico, Argentina and Puerto Rico.

•	On July 31, 2003, the holders of a majority of the outstanding series B preferred stock of the Company voted by written consent to approve the election of David Gang, J. Michael Kelly, Jr., Michael Lynton, Joseph A. Ripp and Gerald Sokol, Jr. as directors of the Company, and appointed Gerald Sokol, Jr. as a representative to the Special Committee of the Board of Directors of the Company.

•	On July 31, 2003, the holders of a majority of the outstanding series C preferred stock of the Company voted by written consent to approve the election of Steven I. Bandel, Gustavo A. Cisneros, Ricardo Cisneros, Robert S. O’Hara, Jr., Cristina Pieretti as directors of the Company, and appointed Cristina Pieretti as a representative to the Special Committee of the Board of Directors of the Company.

•	On September 4, 2003, the holders of a majority of the outstanding preferred stock of the Company voted by written consent to approve a marketing test in Venezuela and Chile of a web-based content service.

     Item 6. Exhibits and Reports on Form 8-K.

(a)Exhibits

Exhibit 3.1*	Certificate of Amendment to Fourth Restated Certificate of Incorporation of America Online Latin America, Inc., filed with the Secretary of State of the State of Delaware on September 23, 2003.

Exhibit 10.1 *+	Amendment No. 13 to Agreement by and between Embratel and AOL Brasil Ltda., dated April 26, 2003.

Exhibit 10.2 *+	Amendment No. 14 to Agreement by and between Embratel and AOL Brasil Ltda., dated September 3, 2003.

Exhibit 10.3 *+	Amendment No. 15 to Agreement by and between Embratel and AOL Brasil Ltda., dated September 25, 2003.

Exhibit 10.4 *+	Agreement for the Supplying of Commuted Fixed Telephone Service and Other Telecommunications Services and Internet/IP Services, entered into by AOL Do Brasil Ltda. and Telemar Norte Leste S.A., dated as of March 31, 2003, and related addenda.

Exhibit 10.5*+	Agreement by and between Avantel, S.A. and AOL Mexico S. de R.L. de C.V., dated as of July 1, 2003.

Exhibit 10.6*+	Agreement for Promotion of Traffic between AOL Do Brasil Ltda. and TNL. Acesso S.A., dated as of March 31, 2003.

Exhibit 10.7*+	Amendment No. 17 to Agreement by and between Embratel and AOL Brasil Ltda, dated as of November 4, 2003.

Exhibit 31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission

(b) Reports on Form 8-K

On August 5, 2003, we filed a Current Report on Form 8-K disclosing the issuance of a press release concerning our financial results for the quarter ended June 30, 2003.

On November 11, 2003, we filed a Current Report on Form 8-K disclosing the issuance of a press release concerning our financial results for the quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA ONLINE LATIN AMERICA, INC.

DATE: November 14, 2003	/s/ Osvaldo Baños Osvaldo Baños
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1*	Certificate of Amendment to Fourth Restated Certificate of Incorporation of America Online Latin America, Inc., filed with the Secretary of State of the State of Delaware on September 23, 2003.

Exhibit 10.1 *+	Amendment No. 13 to Agreement by and between Embratel and AOL Brasil Ltda., dated April 26, 2003.

Exhibit 10.2 *+	Amendment No. 14 to Agreement by and between Embratel and AOL Brasil Ltda., dated September 3, 2003.

Exhibit 10.3 *+	Amendment No. 15 to Agreement by and between Embratel and AOL Brasil Ltda., dated September 25, 2003.

Exhibit 10.4 *+	Agreement for the Supplying of Commuted Fixed Telephone Service and Other Telecommunications Services and Internet/IP Services, entered into by AOL Do Brasil Ltda. and Telemar Norte Leste S.A., dated as of March 31, 2003, and related addenda.

Exhibit 10.5*+	Agreement by and between Avantel, S.A. and AOL Mexico, S. de R.L. de C.V., dated as of July 1, 2003.

Exhibit 10.6*+	Agreement for Promotion of Traffic between AOL Do Brasil Ltda. and TNL. Acesso S.A., dated as of March 31, 2003.

Exhibit 10.7*+	Amendment No. 17 to Agreement by and between Embratel and AOL Brasil Ltda, dated as of November 4, 2003.

Exhibit 31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission