Form 10-K
period 2003-12-31
AMERICA ONLINE LATIN AMERICA INC
filed 2004-03-30
CIK 1100395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes ☐          No ☑

      The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admiting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which class A common stock was last sold as of the last business day of the registrant’s most recently computed second fiscal quarter, June 30, 2003, was $34,311,258.

      The number of shares of the registrant’s class A common stock outstanding as of March 17, 2004 was 135,286,703. No shares of the registrant’s class B common stock or class C common stock were outstanding as of March 17, 2004.

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

Overview

      America Online Latin America, Inc. (“we,” “us,” “AOLA” or the “company”) is a leading interactive service provider in Latin America. Our goal is to be a leader in the development of the global interactive medium that is changing the way people communicate, stay informed, are entertained, learn, shop and conduct business in Latin America. We derive our revenues principally from member subscriptions to our AOLA country services, the AOL-branded service in Puerto Rico and our web-based interactive services. We also generate additional revenues from advertising and other revenue sources. Other revenue sources include programming services provided to America Online for its Latino content area and revenue sharing agreements with certain local telecommunications providers.

      Our AOLA country services and web-based interactive services provide our members with easy and reliable access to online communities, content and localized versions of certain of America Online, Inc.’s (“America Online”) interactive products. Our services enable members to access and explore the Internet and encourage members to participate in interactive communities through tools such as Spanish and Portuguese versions of AOL Instant Messenger, Buddy Lists, e-mail, web logs, public bulletin boards, online meeting rooms, conversations, chat and auditorium events. Our AOLA country services require members to use a software client program on their computers, whereas our web-based services do not require this software. Members can personalize their online experience through a variety of features, including customized news and e-mail controls. Our interactive services also provide members with local and regional content organized into channels, making areas of interest easy to find, and our AOLA country services also provide access to the extensive global content of the AOL service.

      Our markets in Latin America are Brazil, Mexico, Argentina and Puerto Rico. We have no current plans to expand to other markets in Latin America. In the table below, with respect to each market, we provide the date on which we first launched our country service in each market and our market coverage as of February 2004.

Market	Commencement Date	Service Coverage

Brazil	November 1999	Available in 321 cites
Mexico	July 2000	Available in 58 cites
Argentina	August 2000	Available in 22 cites
Puerto Rico	December 2000	Available island-wide

      Under an agreement with America Online, we receive the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico and include these subscribers in our member totals. Subscribers in Puerto Rico are provided with both English and Spanish language content through the AOL-branded service.

      We launched our new web-based content and connectivity services in Brazil, Argentina and Puerto Rico in September 2003, October 2003 and February 2004, respectively. Our web-based services are priced at lower rates than our country services. We expect these new services to better allow us to compete on the basis of price in all of our markets and, in Brazil, to allow consumers to choose the features they need. We believe our new web-based services in Brazil and Argentina will become our primary products in those countries, although at present the majority of our members in those countries are using the AOLA country service. We are no longer actively promoting the AOLA country service in Brazil and Argentina, although they are still available. We expect to experience migration of membership from our AOL Brazil and AOL

Argentina country services to our new web-based services. To date, approximately 38% of subscribers to our web-based services in Brazil and Argentina have migrated from our AOLA country services.

      We offer our web-based service in Puerto Rico, which we market as “Conexis,” but we do not expect it to become our primary product offering. We expect to experience migration from the AOL-branded service in Puerto Rico to our web-based service. We began testing a web-based service in Mexico in September 2003, and our decision on whether or not to launch this service in Mexico will depend on these test results. We would not expect a web-based service in Mexico to become our primary product offering in that country.

      In June 2000, we entered into a ten-year strategic alliance with Banco Itaú, one of the largest banks in Latin America. Banco Itaú is obligated to market and promote a co-branded version of our interactive services in Brazil as the principal means of accessing Banco Itaú’s interactive financial services. We also market a version of our web-based interactive services in Banco Itaú branches containing the same co-branded features as our country service. Banco Itaú customers who become subscribers to the co-branded service are currently entitled to a 20% discount off the standard price for the unlimited, bundled service plan.

      In January 2003, we entered into an agreement with McDonald’s in Brazil to market our service via kiosks in hundreds of McDonald’s restaurants in Brazil. As part of the agreement, we paid McDonald’s an initial fee of approximately $2.1 million and are required to pay an annual fee over the five-year term of the agreement, which together with the initial fee will in the aggregate total as much as $7.0 million. In addition, we also are required to pay McDonald’s a fee for each new member who becomes a paying member of our AOLA country service in Brazil through this agreement. We launched the project in a limited number of restaurants in October 2003, but the implementation of this agreement has been subject to a number of delays and still has not been fully implemented.

      We recently modified our agreement with McDonald’s under which, among other things, McDonald’s is required to hire, train and deploy in the restaurant kiosks, for a period of one year, at its cost, 300 promoters who will be exclusively dedicated to the project. We also have the right for AOL Brazil to be promoted in two of McDonald’s national advertising campaigns in 2004 and two additional such campaigns in 2005. As part of the restructured agreement, we are no longer required to pay a maintenance fee to McDonald’s related to the first year of the contract (estimated to have been $0.9 million), and McDonald’s is no longer required to pay us penalties for their failure in the first year of the contract to establish kiosks on a timely basis according to the implementation schedule included in the initial contract (estimated to have been up to $0.8 million). As part of the restructured agreement, McDonald’s is required to establish, by August 31, 2004, functioning kiosks in 550 of its restaurants. To the extent that McDonald’s does not meet this target date, they will be obligated to refund to us a portion of our $2.1 million initial investment. The initiative is presently operating in only a limited number of restaurants and we hope to achieve full implementation by the first quarter of 2005. Failure to successfully implement this agreement would negatively impact our future membership levels. Please see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” for additional discussion regarding our relationship with McDonald’s.

      We consider countries in which we have launched our AOLA country services or web-based interactive services as operational segments and internally report our operations on a country-by-country basis. Although amounts for Argentina are not currently material and are not expected to be material in future reporting periods, we have decided not to consolidate Argentina with our corporate and other segment in order to facilitate historical segment comparisons. Each of our operating segments, except for Puerto Rico, derives its subscription revenues through the provision of interactive services and also from advertising and other revenue sources. In Puerto Rico, we derive our subscription revenue from our arrangement with America Online whereby America Online transfers it net economic interests from members to the AOL-branded service in Puerto Rico to us. Our Puerto Rico segment also derives revenue from advertising and other revenue. Please see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Results of Operations.”

      Our founders and principal stockholders are America Online, a subsidiary of Time Warner Inc. (“Time Warner”), and the Cisneros Group of Companies (“Cisneros Group”). The Cisneros Group is a name used to describe a group of investments, joint ventures, strategic alliances and companies that are associated with two of our directors, Ricardo and Gustavo Cisneros, and trusts established by them principally for the benefit of themselves and their families.

      Our principal executive offices are located at 6600 N. Andrews Ave., Suite 400, Ft. Lauderdale, FL 33309, and our telephone number is (954) 689-3000. We were incorporated in Delaware on November 22, 1999. Before August 7, 2000, our business was conducted by affiliates of AOL Latin America, S.L., a limited liability company incorporated under the laws of Spain in December 1998. AOL Latin America, S.L. was formed by America Online and the Cisneros Group as a joint venture. On August 7, 2000, we reorganized our corporate structure. For a further discussion of this reorganization, see note 1 to our audited consolidated financial statements.

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

Our Services

The AOLA Country Services and Web-Based Services

      Our AOLA country services and web-based interactive services offer the following features:

      Access to the Internet. We provide our members with access to and use of the Internet. A simple tool bar allows members to move between the features and content on our online service and the Internet.

      Online Community Features. We believe that our services promote interactive online communities through features such as e-mail, web logs, Buddy Lists, AOL Instant Messenger and online community centers.

      Channel Line-Up. Our services feature channels for news, finance, entertainment, Internet and computing, sports, local, lifestyles and shopping.

      Personalization and Control Features. Members to our AOLA country services and web-based interactive services are able to personalize their interactive experience in varying degrees through a number of features and tools, and which may include:

•	Multiple screen names, or e-mail accounts, per membership for certain subscription plans, allowing up to seven members of a household to use the service at no additional charge.

•	Parental controls to help parents guide their children’s online experience, including tools that limit access to particular areas or features on the AOLA country services and the Internet.

•	Mail controls that allow members to limit who may send them e-mail and to block specific types of e-mail.

•	Favorite places, which allow members to mark particular Internet sites or areas on our online services to facilitate subsequent visits to those sites or areas.

•	Marketing preferences that enable members to elect not to receive selected marketing offers.

•	A Web security browser that will encrypt confidential information, providing more secure online shopping.

      Online and Offline “Help.” We offer our members both online “help” and offline customer support services. Our AOLA country services’ and web-based interactive services’ “help” feature assists members with their inquiries online. Offline, we have call centers providing live customer service to members, currently 24 hours a day, seven days a week. The cost of such member services support is free to members subscribing to bundled pricing plans, although members may incur the cost of domestic telephone calls. Members subscribing to unbundled plans incur per call charges and/or charges proportional to the amount of time required to service the call, in addition to any costs for domestic telephone calls.

      Our Web-based and Broadband Services. Our web-based Internet connectivity service in Brazil is segmented to address four broad categories:

(1) AOL Total, which provides content and email services (seven addresses) similar to our current AOL country services;

(2) AOL Executive, which focuses on news and sports relevant to adults and provides three email addresses;

(3) AOL Youth, which provides content and services of interest to the youth segment and provides three email addresses; and

(4) AOL Lite, which provides basic Internet connectivity, one email address, and minimal content.

      Unlike Brazil, in Puerto Rico and Argentina, we offer only one web-based product. “Conexis” is the name of the web-based service we offer in Puerto Rico, which provides basic Internet connectivity, one email address, and minimal content. In Argentina, our web-based product offering is full-featured and similar to AOL Total in Brazil.

      We launched our broadband service in Brazil, AOL MAXX, nationally in August 2003. Our new broadband service is a full-featured product offering subscribers faster Internet access through DSL and cable and unique content designed for delivery through high-speed channels. The pricing of our broadband service in Brazil varies depending upon our telecommunications partner. The gross margin contribution on our broadband product offerings is expected to be similar to that of our AOLA Brazil country service as the business becomes established. We are also testing broadband products in Mexico and Argentina, although at present we do not have plans to launch nationally in these countries. A decision on whether or not to launch our broadband service in Mexico and Argentina will depend on the test results.

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

      Most new members are selecting unbundled plans, which do not provide free call center support.

      The following table sets forth the service plans and pricing that we offer in our markets as of March 10, 2004. All references to the equivalent pricing in U.S. dollars reflect exchange rates for the applicable local currencies as of March 10, 2004.

Service Price Plans by Country

(U.S. Dollars)

	Brazil			Mexico			Argentina			Puerto Rico

	Price	VAT	Total	Price	VAT	Total	Price	VAT	Total	Price	VAT	Total

Bundled AOLA Country Service
Unlimited Access	11.85	1.18	13.03	19.91	2.99	22.90	11.13	2.34	13.47	23.90	—	23.90
20-hours	7.10	0.71	7.81	—	—	—	—	—	—	—	—	—
15-hours	—	—	—	—	—	—	6.71	1.41	8.12	—	—	—
10-hours	5.32	0.53	5.85	13.55	2.03	15.58	5.07	1.06	6.13	—	—	—
5-hours	3.54	0.35	3.89	9.00	1.35	10.35	—	—	—	9.95	—	9.95
Additional Hour	0.46	0.05	0.51	1.64	0.25	1.88	1.03	0.22	1.24	2.95	—	2.95
Bring Your Own Access	—	—	—	9.00	1.35	10.35	—	—	—	14.95	—	14.95

Unbundled AOLA Country Service
Unlimited Access	10.14	1.01	11.15	16.27	2.44	18.71	6.71	1.41	8.12	—	—	—
20-hours	6.08	0.61	6.69	—	—	—	—	—	—	—	—	—
10-hours	2.73	0.27	3.00	—	—	—	—	—	—	—	—	—
5-hours	0.81	0.08	0.90	—	—	—	—	—	—	—	—	—
Additional Hour	0.46	0.05	0.51	—	—	—	—	—	—	—	—	—
Member Services Support/call	—	—	—	1.36	0.20	1.57	0.86	0.18	1.04	—	—	—

Web-Based Services
AOL Total/Conexis	10.14	1.01	11.15	—	—	—	9.90	2.08	11.98	14.95	—	14.95
AOL Executive	6.76	0.68	7.44	—	—	—	—	—	—	—	—	—
AOL Youth	6.76	0.68	7.44	—	—	—	—	—	—	—	—	—
AOL Lite	5.07	0.51	5.58	—	—	—	—	—	—	—	—	—
AOL Web without Member Service	—	—	—	—	—	—	6.47	1.36	7.83	—	—	—
AOL Web (unbundled) Member Services Support/Call	—	—	—	1.36	0.20	1.57	0.86	0.18	1.04	—	—	—

      The Brazil service plans described above are also offered at discounts to monthly billing rates for members who prepay their AOL service. Prepayment plans are offered for six and twelve month periods. Additional discounts are offered for payments via credit cards. The price of all Brazil service plans includes an amount equivalent to the 5.0% ICMS (Imposto sobre Circulação de Mercadorias e Serviços) tax levied on telecommunications services in Brazil and paid to local tax authorities. To date, the majority of our subscribers in Brazil have chosen unlimited service price plans.

      The Argentina service plans described above are also offered at discounts to monthly billing rates for members who prepay their AOL service. Prepayment plans are offered for six and twelve-month periods. Additional discounts are offered for payments via credit cards.

      The Mexico plans described above are offered at discounts to monthly billing rates for members who prepay their AOLA country service. Prepayment plans are offered for three, six and twelve-month periods. Additionally, discounts are offered for payments via credit cards for any price plan. In Puerto Rico, pricing for our AOL-branded service is based on service plans offered by America Online in the United States. All service plans offered are bundled, and therefore include unlimited call center support. We also offer “Bring your own access,” which refers to usage of the AOL-branded service through a third-party Internet provider. Prepaid plans offering additional discounts are also available in Puerto Rico.

      We make our interactive services accessible to a broader audience of potential subscribers by offering multiple mechanisms through which our members can pay us, including credit cards, direct debits from bank accounts and cash payment methods (including “boletos”). Cash payment methods historically have accounted for a substantial majority of all new member registrations in Brazil, Mexico and Argentina. Cash payment methods are not available in Puerto Rico. However, the percentage of new registrations selecting cash payment alternatives has been declining in line with our efforts to improve the quality of our membership base. The percentages of members selecting cash payment mechanisms, by country and in total, as of December 31, 2003 and 2002, are shown in the following table:

Subscribers Selecting Cash Payment Mechanisms(%)

				Puerto	Total
	Brazil	Mexico	Argentina	Rico	Company

as of December 31, 2003	23%	13%	44%	0%	19%
as of December 31, 2002	31%	42%	51%	0%	32%

      Although we have not experienced any significant difficulties collecting subscription fees from members using credit cards and direct debit mechanisms, collection rates from members opting for the cash payment mechanisms historically have been lower and less timely. As a result, we continue to encourage conversion of these subscribers to non-cash payment options and terminate members who do not pay on a timely basis. In Mexico we have encouraged the sale of long-term prepaid plans, which now account for 38% of current AOL Mexico members, and eliminated free trial periods for members choosing the cash payment options. In Brazil and Argentina, we either offer discounts or apply surcharges to subscribers to our AOLA country and web-based interactive services who choose cash payment options.

      Free Trial. We generally make our AOLA country services, the AOL-branded service in Puerto Rico and our web-based interactive services available for free to new subscribers for a limited period of time so they can experience our service offerings. We currently offer new subscribers to our AOLA country services, including subscribers to the Banco Itaú co-branded service, a 30-day free trial period from the date they register for the service. Subscribers to our web-based interactive services who select cash payment options do not typically receive free trial periods. In Mexico, we eliminated free trial periods entirely for members who choose cash payment options.

Strategic Alliance with Banco Itaú

      In June 2000, we entered into a ten-year strategic alliance with Banco Itaú, one of the largest banks in Latin America. Banco Itaú is obligated to market and promote a co-branded version of our AOLA country service in Brazil as the principal means of accessing Banco Itaú’s interactive financial services. We also market a version of our web-based interactive services in Banco Itaú branches containing the same co-branded features as the country service. Our relationship with Banco Itaú is central to our marketing efforts in Brazil.

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

      The modified marketing arrangements will remain in effect through March 2006, although the ten-year term of the agreement did not change. Banco Itaú is obligated to make cash payments to us if minimum annual revenue targets and marketing commitments are not met through March 2006. The maximum aggregate amount that Banco Itaú will be required to pay us if these targets are not met, which we refer to as reference payments, is $26.0 million, $21.0 million and $13.0 million in 2004, 2005 and 2006, respectively. We expect to receive only minimal amounts from Banco Itaú for its failure to meet revenue targets for the March 24, 2004 measurement date because we chose to receive payments from Banco Itaú in lieu of marketing, as described below.

      Beginning in the second half of 2003, as a result of lower than expected productivity, we reduced the number of promoters. Because of this reduction and our cancellation of certain CD distributions, Banco Itaú made payments of $4.5 million to us during 2003 in lieu of marketing activities it was obligated to make under our revised marketing agreement. We expect these payments to continue in the future but the amounts to gradually decrease over time as per the terms of the revised marketing agreement. We have the right to redeploy or reinstate some of the promoters in the branches in the future, in which case we would forego such payments from Banco Itaú. Such payments from Banco Itaú are accounted for as funds from financing activities in our statement of cash flows and will reduce future marketing expense by lowering the amortization expense associated with the shares issued to Banco Itaú. Payments we receive from Banco Itaú in lieu of marketing activities it is obligated to make result in a reduction of amounts owed to us as reference payments, since such amounts are considered revenues for purposes of calculating Banco Itaú’s performance under revenue targets.

      Banco Itaú’s customers who register for the co-branded services currently are entitled to a one-month free trial period, the length of which may be changed in the future and, if they subscribe to the co-branded AOL country service on a monthly, bundled unlimited-use plan, are entitled to a 20% discount. Banco Itaú, at its option, may subsidize hours for certain customers who were subscribers to the co-branded service prior to December 14, 2002. For the quarter ended December 31, 2003, the amount of subsidies paid by Banco Itaú for its members was not material. For the year ended December 31, 2003, we received $0.9 million in subsidies for its members from Banco Itaú.

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

      Offline Customer Service. We have a regional customer call center in Argentina to provide support for our Spanish-language members in Argentina, Mexico and Puerto Rico. We also have a Portuguese-language call center, which has been outsourced to a third party in Brazil. Call center support was consolidated in Argentina during 2002 for the AOL-branded service in Puerto Rico and in early 2003 for the AOLA country service in Mexico to maximize operational efficiencies and benefit from lower cost opportunities afforded by the steep devaluation of the Argentine peso. America Online provides English-language support for members of the AOL-branded service in Puerto Rico. We staff our call centers with knowledgeable customer service representatives who are available 24 hours a day, seven days a week to assist our members in their local language with inquiries relating to products, technical support, billing, online security and online community monitoring. Our customer service is free of charge for subscribers enrolled in our bundled services plans. It is provided through toll-free telephone numbers in Mexico, Argentina and Puerto Rico. Email and live chat support are also provided. Customers enrolled in our lower cost unbundled service plans incur per call or time-based charges for accessing live call center support.

      Our customer service representatives also proactively communicate with new members to encourage them to use our AOLA country service and their many features. We believe this improves the member’s online experience and leads to improved retention and increased loyalty.

      Online “Help.” Our AOLA country services and web-based interactive services provide extensive “help” features to assist new users coming online for the first time. Members are able to reach customer service representatives by e-mail and AOL Instant Messenger. The AOLA country services also have the “notify AOL” feature that allows members to contact us for security assistance and the download sentry alert feature that reminds members not to download files attached to e-mails sent from strangers. In addition, there are online areas where members can perform such self-help functions as Add/Delete Sub-accounts, Change Password, and Update Billing Information or Payment Method.

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

      In Brazil, we have entered into agreements with over 100 content providers such as Reuters, Agência Estado, Valor Econômico, Klick Educação, Editora Delta, Banana Games and Mundo da Criança. In Mexico, we have entered into agreements with over 40 content providers, including MexSport, Switch, Cine Premiere, El Inversionista, EFE, Notimex, Max, Kokone (Kids Only), Universo E, Gamers Generation, Toda Mujer, Salud y Medicina. In Argentina, we have entered into agreements with over 100 content providers including Asatej, Cybermapa, Familia Digital, De Mujer and Revista Insider. We have entered into agreements relating to the AOL brand service in Puerto Rico with more than 20 content providers including Escape, Clasificados Online, Superchicos, Modaonline and Dewey Color System.

Advertising and Other Revenues

      We generate a portion of our revenues from advertising on our online services. Such advertising revenues are derived from third party relationships. Through our relationship with America Online, we sometimes have the opportunity to participate in America Online’s global advertising arrangements. We also generate additional revenues from other sources such as programming services provided to America Online for its Latino content area and revenue sharing agreements with certain local telecommunications providers.

      Advertising. The country-specific and regional focus of our interactive services enables advertisers to execute advertising and marketing campaigns that take advantage of the common cultures and interests of the region while retaining the ability to tailor their campaigns to specific demographic groups. We offer our advertisers a variety of customized programs for the marketing of products and services, including:

•	advertising arrangements under which we receive fees based on the number of advertisements displayed on our interactive services or the performance of these advertisements; and

•	sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fixed payment.

      In return for most advertising arrangements, we receive cash payments, the opportunity for revenue sharing, or both. We have also entered into and may seek barter arrangements, including co-marketing and cross-promotion agreements. To date, the number and effect of barter arrangements that we have entered into has not been material. In the past, we have also accepted equity interests as payment, or partial payment, for arrangements entered into with development stage companies. We may choose to accept such payments in the future, although we do not foresee any such transactions at present.

      Other Revenues. Other revenues are comprised of fees we receive from America Online for programming services we provide to America Online for use on their Latino content area, representation fees we receive from America Online for selling advertising on their interactive services and fees we receive from local telecommunications companies for routing our traffic over their networks.

      We provided programming services for a content area on the AOL service in the United States targeted to the Hispanic community. Under the one-year contract dated February 2003, America Online was obligated to pay us $750,000 per year for these programming services to reimburse us for our costs. This agreement expired in February 2004. However, we are in discussions with America Online for a new agreement under which America Online would pay us $400,000 per year and provide us with certain product development services for our Spanish-language client software at no charge. There can be no assurance that we will be able to reach agreement with America Online regarding our potential provision of these services.

      Because local telephone service in Latin America is often metered, the utilization of our AOLA country services by our members results in incremental revenues to local telecommunications companies. To encourage incremental traffic on their local networks by our members, local providers of network access may enter into agreements compensating us for routing our traffic on their networks. These agreements are recorded in either revenues or both revenues and cost of revenues. This depends on whether we receive only cash payments or whether we receive services from the telecommunications provider. If we receive services, we must be able to estimate the fair value of the services to recognize revenues and expense. If we are not able to determine a fair value for the services received from the telecommunication providers, we do not reflect revenue or expense. As a consequence, our expense is lower. Under certain agreements with telecommunications providers, we receive payments based on the number of modems we have connected to the telecommunications provider’s network. Such payments are accounted for as reductions in cost of revenues.

      Cash payments received from telecommunications providers are accounted for as other revenue. Currently, we have such agreements with telecommunications providers in Argentina and Brazil. Such revenues have not been material in the past and we do not expect such revenues to be material in the future.

Marketing

      Our marketing goals are to attract new consumers to subscribe to, and to retain existing subscribers of, our AOLA country services and our web-based interactive services by building brand awareness and encouraging consumers to try our interactive services. In the past, we typically distributed CDs containing the software for our country service. These CDs offered new consumers the opportunity to use our online service free of charge for a limited trial period and were distributed through a broad range of distribution vehicles. Beginning in 2002, we largely ceased the mass distribution of CDs in an effort to target higher-value members and to reduce costs.

      We now acquire new members primarily through point-of-sale displays and kiosks located in high-traffic retail locations such as shopping malls and large retailers, and through kiosks located at Banco Itaú bank branches in Brazil. We also seek to attract members through agreements with computer and computer peripheral manufacturers (OEMs). For example, we currently have agreements for the bundling of our America Online service software with Hewlett-Packard in Mexico and Brazil, and with Samsung and Lucky Goldstar in Brazil.

      Since 2002, when we began to significantly reduce our spending on member acquisition, we have been relying primarily on co-branded and joint marketing arrangements, where a third-party partner is responsible for undertaking and implementing a significant percentage of the marketing effort. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

Local and Long Distance Telephone Service, Telecommunications Network Capacity and Technology

      Local and Long Distance Telephone Service. In each of our Latin American target markets, our members initiate access to our AOL country services through local and long distance dial-up telephone lines or via TCP/IP through DSL or cable broadband access. The dial-up lines are owned and operated by local and regional telephone service companies. Local and regional telephone or cable companies provide the broadband connectivity. In most Latin American countries, local phone service continues to be metered, which results in incremental variable cost to subscribers of our country services. Metered phone service allows us to reduce expenses through revenue sharing agreements with local phone companies in Brazil and also earn additional immaterial revenues in Argentina.

      The telephone service industry in Latin America continues to undergo considerable change. Many Latin American telephone companies in recent years have undertaken significant investments in their infrastructure. These investments have resulted in an improvement in the quality of telephone service in these countries. Although the telephone service industry in Latin America is significantly less developed outside of major cities than in the U.S., we believe that the local and long distance telephone service available is of adequate quality and sufficient capacity to meet the needs of our prospective members.

      Additionally, local and long distance telephone charges have declined over time, a trend that is expected to continue as a result of increased competition spurred by deregulation. Nevertheless, because local calls in most Latin American countries are metered, the total cost of Internet access in most of Latin America can be substantially higher than in the U.S. Proposals are currently pending in Brazil that would implement new pricing structures, including flat-rate pricing options for data calls, in addition to existing metered local telephone service. If adopted at reasonable price points for consumers, we believe these new proposals would increase Internet usage by lowering the overall cost of accessing the Internet. However, governmental approval is still needed before such proposals could go into effect.

      Telecommunications Network Capacity. Third-party telecommunications network providers transmit our online services data between the local and long distance telephone services used by our members in Latin America and America Online’s servers, which run all of our interactive services, in the U.S. and Brazil, as well as connect our members to the Internet. These third-party networks provide the modems that allow our members to establish a connection to our online services and the Internet. They also carry our data between Latin America and the U.S. by satellite and through fiber optic cable.

      In Brazil, we have contracts with Embratel, an affiliate of MCI, Telefonica, Brazil Telecom and Telemar to carry our data within Brazil and to provide the modems through which our members connect to our America Online Brazil country and web-based interactive services. Embratel and Telefonica also carry our data from Brazil to the U.S. through their own or affiliates’ networks or through third-party suppliers. Our contracts with Telefonica and Embratel expire on December 31, 2004 and May 25, 2005, respectively. Our contracts with Brasil Telecom and Telemar expire in April 2005 and July 2006, respectively. We also have access to capacity provided by Progress Telecommunications Corporation (“Progress”) through a contract between America Online and Progress, which expires in April 2006. America Online invoices us for the capacity used by us under this agreement. In Mexico, we have an agreement through June of 2005 with Teléfonos de Mexico (Telmex) under which Telmex provides us with the majority of our network capacity. We also have a network contract with Avantel, an affiliate of MCI, which expires in January 2005, under which Avantel provides us with additional network capacity. In Argentina, we have entered into a network contract with Impsat. Our contract with Impsat expires on December 23, 2004. In Puerto Rico, our dial-up network is provided by Centennial de Puerto Rico under a contract between America Online and Centennial which expires on April 19, 2004, but which is renewable annually for three additional years.

      In each of our target markets we work closely with our network providers to ensure satisfactory network performance. We work with network providers that have multiple operations centers for network monitoring and we have developed quality control standards that our providers must meet. Fiber optic cable is our preferred means of transmitting data between Latin America and the U.S. because it offers greater capacity and is generally more reliable than satellite-based transmissions. We do not expect that we will need to enter into additional fiber optic network contracts in the near future.

      In each country where we operate our AOLA country services, we believe that we have secured adequate network capacity. To ensure this going forward, we regularly forecast our needs and may make adjustments based on marketing projections and other considerations. We believe our current suppliers can and will provide us with sufficient network capacity. However, this capacity is based on our expectations of use and growth in specific geographic areas. Some of our contracts commit us to purchase minimum amounts of network capacity. If the number of our subscribers, or their use of our online services, do not meet these minimums, our per unit network costs could increase. In recent years, we have paid penalties to telecommunications providers to reduce network capacity as part of our efforts to size our infrastructure to members who pay on a timely basis.

      Technology. Our main servers are owned and maintained by America Online in three locations in Virginia in the United States and in Sao Paulo, Brazil. The AOLA content and the tools to operate our online services are located on these servers.

      Our members can access our online services only through personal computers using the Windows 95, 98, ME, 2000 and XP operating systems and our Windows-compatible online service software. In addition, users of WAP enabled phones in each country can access certain features and content of the AOLA country services. Our online services support the V.90 standards for access at 56 kilobits per second. In Brazil, our members can also access broadband services via cable and via DSL connections.

Competition

      We operate in the highly competitive and rapidly evolving businesses of online services and Internet access, and online advertising. We compete primarily with providers of Spanish- and Portuguese-language Internet access services. Our principal regional market competitors include Terra Lycos, an affiliate of Telefónica, and Microsoft (MSN). Our primary local competitors in our core target countries include Universo Online (“UOL”) and Terra Lycos and free services provided by Internet Gratis (iG), Super11 and iBest in Brazil; Telmex in Mexico, which has an alliance with Microsoft for the development of content and offers a Prodigy-branded service; Ciudad Internet, Advance, which is owned by Telefonica Argentina, UOL-Sinectis, and Arnet, which is owned by Telecom, and free services provided by Fullzero, Tutopia and Alternativa Gratis in Argentina; and Coquinet/PRT.net service offered by Telefonica de Puerto Rico and Caribe.net in Puerto Rico. The regulatory environment in Brazil is supportive of providers of free Internet access in Brazil and the number of free Internet service providers has increased recently with the entry of local telephone companies. As a result, free Internet access providers have continued to attract significant numbers of new users in Brazil.

      Our online service subscription fees for our AOLA country services and the co-branded service in Puerto Rico are generally higher than those offered by competing online service providers because we consider our service to be a premium service. In order to better compete with providers of low-cost and free Internet services, we recently launched our web-based interactive services in Brazil, Puerto Rico and Argentina. We regularly review the actions of our competitors and our competitive position. Based on these reviews, we may consider changes in our pricing to be more competitive.

      We also compete for advertising revenues with traditional media such as newspapers, magazines, radio and television. We believe that the principal competitive factors in generating advertising revenue include the demographics of visitors, in addition to the number of visitors to an online service or Internet site. However, the reduction in membership we experienced during 2003 has negatively impacted our ability to provide advertisers with viewer impressions, and as a result advertising revenue has not recovered in line with the overall market.

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

      We have interconnected our America Online Brazil, America Online Mexico and America Online Argentina country services to the services provided by America Online and its international affiliates. This interconnection provides our members with access to the AOL services and AOL international interactive services and permits AOL members worldwide to access our AOLA country services. America Online is obligated to license to us, or to use commercially reasonable efforts to obtain for us, the license rights it has in third-party software products used in operating the AOL-branded interactive services. These third-party licenses may be royalty-free or may require payments by us.

      From December 15, 1998 through December 31, 2003, we did not make any payments to America Online for services received under the license agreement. We believe that annual payments for these services will not exceed $60,000 in the future.

      We have the same rights described above to offer CompuServe-branded services, although we no longer offer the CompuServe-branded service. We only have the right to offer AOL- and CompuServe-branded interactive services. We do not have the right to offer Netscape, MapQuest, Moviefone or any other non-AOL-branded interactive service, which is owned by America Online.

Termination of our exclusive rights

      We will lose the exclusivity of our licensed rights:

•	to AOL-branded PC-based online services on the date which either America Online or the Cisneros Group own 20% or less of the voting stock of AOLA outstanding on August 7, 2000.

•	to AOL-branded TV-based and wireless-based online services, upon the later of August 7, 2005 or the date on which either America Online or the Cisneros Group own 20% or less of the outstanding voting stock of AOLA.

      For PC-based online services, the threshold number of shares is lowered if:

•	an additional strategic stockholder is admitted as a stockholder of AOLA;

•	we issue more shares of our capital stock; or

•	America Online exercises a warrant it holds to purchase 16,541,250 shares of our voting common stock.

      For TV and wireless-based online services, the threshold number of shares is lowered if:

•	an additional strategic stockholder is admitted as a stockholder of AOLA; or

•	America Online exercises a warrant it holds to purchase 16,541,250 shares of our voting common stock.

      America Online may terminate our rights under the license if we materially breach its terms.

Trademarks and Domain Names

      America Online has granted us rights to use in Latin America its registered trademarks containing the AOL brand and domain names. We believe that America Online is taking appropriate steps to protect its trademarks and domain name rights in Latin America.

      We rely on a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect our rights in our online services as licensed to us by America Online. We have distributed and will continue to distribute software, licensed to us by America Online, for our online services under agreements that grant members a license to use the software. We rely on the protections afforded primarily by copyright laws to protect against the unauthorized reproduction of the software. We also rely in part on electronic licenses, which members do not manually sign, and instead agree to by clicking a button on their monitor screen. These licenses may be unenforceable under the laws of Brazil, Mexico and Argentina and other jurisdictions in Latin America. We attempt to protect our trade secrets and other confidential information through agreements with employees and consultants.

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

Government Regulation and Legal Uncertainties

      In Brazil, there are no license or registration requirements applicable to interactive services. However, the Brazilian legislature is considering various laws that would regulate interactive service providers, including laws that would create potential liabilities for ISPs whose members offer illegal goods, services or information through their service, laws allowing telecommunication providers to provide interactive services and laws regarding taxation of interactive service providers. We cannot predict at this time whether or not these bills will be enacted or, if enacted, whether they will undergo major changes or what any potential effect on our business could be.

      We believe regulations relating to local telephone pricing are likely to be modified in Brazil, upon expiration in January 2006 of the law which privatized the national telephone monopoly in 1994, which granted exclusive franchise rights to the newly privatized local telephone companies. Possible modifications include a possible change that would permit alternative rate pricing for Internet access calls, including flat-rate pricing. We believe that this change, if enacted, could encourage Internet usage by lowering the total cost of Internet access for consumers. In connection with this proposed regulation, rules governing interconnection fees between telecommunications providers may also be modified. If such rules were to be modified, we would expect to lose revenues we currently receive from telecommunications providers for routing our traffic over their lines. We cannot predict at this time whether or not these regulations will be enacted or, if enacted, what form of alternative rate pricing might be adopted, or what any potential effect on our business could be. These changes would also likely impact the competition for interactive services in Brazil, although we cannot predict what the impact may be.

      In Mexico, the federal telecommunications law requires providers of value-added services, including Internet access services, to register with the Mexican federal telecommunications commission. We have complied with this registration requirement.

      In Argentina, Internet access providers must hold a correspondent license from the Argentine telecommunications authority. We have received this license. The Argentine federal government does not specifically regulate information available on the Internet. However, Argentine laws and regulations on consumer protection, contract, competition and advertising generally apply to portal and commerce service providers. In this respect, several judicial precedents have recognized the applicability of commercial, criminal and civil law to Internet matters.

      We intend to support proposals designed to enhance market access and competition in the offering of both dial-up and high-speed interactive services in our target markets and believe that the adoption of these proposals would have a beneficial effect on the development of interactive services. We are unable, at this time, to predict whether any of these proposals will be adopted.

Employees

      As of December 31, 2003, we had 957 full-time employees and contract employees, of whom 382 were located in Brazil, 99 in Mexico, 360 in Argentina, 42 in the United States and 74 in Puerto Rico.

Our Executive Officers

      Please see Item 10 of Part III of this annual report for information regarding our executive officers.

Item 2.	Properties

      Our principal executive office is located in approximately 37,000 square feet of office space in Fort Lauderdale, Florida, under a lease that expires in March 2006. Our Brazilian headquarters are located in São Paulo in approximately 22,700 square feet of office space under lease, of which approximately 12,000 square feet expire in August 2004 and the balance in July 2005. Our Mexican headquarters are located in Mexico City in approximately 19,900 square feet of office space under a lease expiring in March 2005. Our Argentina headquarters and call center, located in Buenos Aires, is approximately 14,000 square feet of office space under a lease expiring in November 2004. Our Puerto Rico headquarters, located in San Juan, is approximately 5000 square feet of office space under a lease, which expires in March 2008.

Item 3.	Legal Proceedings

      From time to time, AOLA may be involved in litigation relating to claims arising out of its operations in the normal course of business. AOLA is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on AOLA’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Matters submitted to stockholders

      On September 4, 2003, the holders of all our outstanding preferred stock voted by unanimous written consent to approve a six-month marketing test of a web-based subscription service in two countries offering email and content, but not connectivity.

      On December 4, 2003, these preferred stockholders voted by unanimous written consent to approve an amendment to our fourth restated certificate of incorporation to increase the scope of activities that we can conduct.

Notice of change in date of annual meeting

      Our annual meeting of stockholders will be held on June 23, 2004, which is more than 30 days earlier than the anniversary of our last stockholders meeting. Stockholders of record as of April 28, 2004 will be entitled to vote. Stockholders wishing to nominate persons for election to our Board as class A directors or to propose other business to be transacted by stockholders must deliver such notice to our secretary at our principal executive offices not later than April 9, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Price of Common Stock

      Our class A common stock is traded on the Nasdaq SmallCap Market under the symbol “AOLA”. From August 8, 2000 to June 21, 2002, our class A common stock traded on the Nasdaq National Market. From November 7, 2002 to January 29, 2003, our class A common stock traded under the ticker “AOLAC” because our stock was under a conditional listing period due to non-compliance with Nasdaq’s minimum market capitalization requirement for continued listing. We regained compliance with the minimum-listing requirement through the conversion of preferred stock into class A common stock by America Online and the Cisneros Group in January 2003. No shares of our class B common stock or class C common stock are outstanding and, accordingly, no established trading market for our class B common stock or class C common stock exists. The following table sets forth, for the periods indicated, the low and high sales prices per share of the class A common stock as reported on the Nasdaq National Market or Nasdaq SmallCap Market, as applicable, since the first quarter of 2002. The table also sets forth the closing price of our class A common stock as of the last trading day in the period indicated.

	Low	High	Close

2003
October 1, 2003 through December 31, 2003	$1.05	$2.75	$1.42
July 1, 2003 through September 30, 2003	0.56	2.10	1.05
April 1, 2003 through June 30, 2003	0.35	0.93	0.60
January 1, 2003 through March 31, 2003	0.36	0.75	0.41

2002
October 1, 2002 through December 31, 2002	$0.17	$0.97	$0.37
July 1, 2002 through September 30, 2002	0.24	0.63	0.24
April 1, 2002 through June 30, 2002	0.51	2.40	0.60
January 1, 2002 through March 31, 2002	2.02	4.16	2.25

Recent Sales of Unregistered Securities

      None.

Stockholders

      There were 577 holders of record of class A common stock as of March 10, 2004.

Dividends

      We have never declared or paid any cash dividends on our shares of class A common stock. We intend to retain any earnings to fund the operation of our business. Therefore, we do not anticipate paying any cash dividends on our shares of class A common stock in the future. In addition, under the terms of the senior convertibles notes (see discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”), we are not permitted, without the consent of the holders of the notes, to declare or pay any dividends on our capital stock other than dividends on preferred stock in accordance with the terms of such preferred stock and payable only in additional shares of preferred stock.

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

      The selected consolidated financial data set forth below for each of the three years in the period ended December 31, 2003 are derived from our audited consolidated balance sheets as of December 31, 2003 and 2002, and the related audited consolidated statements of operations, stockholders’ equity (capital deficiency) and cash flows for each of the three years ended December 31, 2003, 2002 and 2001 and notes thereto, which are included elsewhere in this report. The consolidated balance sheet data as of December 31, 2001 and 2000, and as of June 30, 2000 and the consolidated statements of operations data for six-month period ended December 31, 2000 and the twelve-month period June 30, 2000 have been derived from our related audited financial statements. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, ”Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

SELECTED FINANCIAL DATA

(In thousands, except share, per share amounts and percentages)

	Year Ended			Six Months	Twelve Months
				Ended	Ended
	December 31,	December 31,	December 31,	December 31,	June 30,
	2003	2002	2001	2000	2000

Condensed Consolidated Operations
Revenues:
Subscriptions	$59,415	$62,998	$49,918	$8,050	$5,848
Advertising and other	5,759	9,109	16,525	4,423	3,352

	65,174	72,107	66,443	12,473	9,200
Costs and expenses	148,835	228,736	361,511	212,588	109,124

Loss from operations	$(83,661)	$(156,629)	$(295,068)	$(200,115)	$(99,924)

Net loss applicable to common stockholders	$(116,608)	$(180,591)	$(307,320)	$(205,662)	$(97,913)

Loss per common share, basic and diluted	$(0.88)	$(2.69)	$(4.66)	$(4.24)	N/A

Weighted average number of common shares outstanding	132,903,430	67,067,603	66,017,796	48,496,436	N/A

Cash and cash equivalents	$32,901	$75,501	$46,676	$132,866	$33,321
Total assets	$55,739	$100,274	$84,384	$179,031	$55,640
Long-term debt	$160,000	$160,000	$—	$—	$—
Stockholders equity (capital deficiency)	$(132,959)	$(97,086)	$21,123	$123,821	$23,319
Working capital	$17,008	$53,001	$806	$111,243	$13,261

      For a discussion of material uncertainties with respect to the data presented that may make such data not indicative of our future financial condition or results of operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Overview. During 2003, we continued our focus on initiatives, which we began in 2002, designed to better target higher-value members, size our telecommunications and member services infrastructure to support only those members who are timely in their payments to us, and continue lowering our overall costs and expenses. We define “higher-value members” as members who pay us on a timely basis and who have a greater likelihood of remaining subscribers to our services for an extended period of time. These initiatives included efforts to focus on marketing channels that are cost efficient and likely to produce registrations resulting in higher-value members, efforts to gain specific marketing commitments from our partners and efforts to continue lowering our network and member services costs. This focus had several important effects on our fiscal 2003 results, as compared with 2002 results, including:

•	a significant reduction in operating loss and cash utilization;

•	a significant reduction in our cost of revenues, sales and marketing expenses and other expenses; and

•	a significant decrease in our total membership.

      To better compete against low-cost Internet providers, better address consumer needs and to continue reducing our overall costs and expenses, we launched web-based services in Brazil and Argentina in the second half of 2003. We expect this to become our primary service in both Brazil and Argentina. We are no longer actively promoting the AOLA country services in Brazil and Argentina, although we plan to continue offering and providing our country services in Brazil and Argentina. In February 2004, we also launched a low-cost web-based service offering minimal email and content in Puerto Rico to address the low-cost Internet segment where we did not previously have a presence. We are currently testing a web-based product offering in Mexico. A decision on whether or not to launch our web-based service in Mexico will depend on the test results.

      Our future membership levels and our economic performance in Brazil and Argentina will be highly influenced by the extent of success of our web-based product offerings. Approximately 13% of the membership totals as of December 31, 2003 were subscribers to our web-based interactive services. We expect to experience migration of membership from our AOL Brazil and AOL Argentina country services and the AOL-branded service in Puerto Rico to our new web-based services. To date, approximately 38% of members of our web-based services in Brazil and Argentina had migrated from our AOLA country services. Initial results in Brazil indicate that membership turnover is lower for our web-based offerings than for our AOLA country services. However, at this time we cannot predict whether the improvements will continue or will be sufficient to achieve our economic viability.

      Our greater selectivity in the acquisition of new members has resulted in fewer new registrations, but which we hope will eventually be of higher value. Our rate of member acquisitions has also been affected by reduced marketing expenditures and our increased focus on marketing efficiency, which resulted in a smaller number of kiosks in retail locations. Registration rates and member turnover rates, and therefore total membership, continue to be negatively impacted by competition, especially in Brazil. The regulatory environment in Brazil, under which the cost of local Internet connection calls results in incremental revenues to local telephone companies, continues to be supportive of lower-cost and free Internet service providers. As a result, the Brazilian market has continued to experience a proliferation of new competitors.

      Over the longer term, we hope that our strategy of focusing on higher-value members will result in lower overall membership turnover. During 2003, our membership turnover rates improved in Mexico and modestly in the Banco Itaú segment of our Brazil business, although not sufficiently to stem losses from reduced levels of marketing activities and continued competitive pressures. Membership turnover, however, has not improved for the non-Itaú AOLA country service in Brazil nor for the AOLA country service in Argentina. Our membership in 2003 fell from 1.18 million on December 31, 2002 to 462,000 on December 31, 2003. During the fourth quarter of 2003, membership fell from 492,000 to 462,000. We expect that our membership base will decrease by approximately 30,000 members in the first quarter of 2004, to approximately 430,000, driven by the competitive environment in Brazil and by continued delays in the implementation of the McDonald’s marketing agreement in Brazil. We anticipate growth in membership to resume in the second half of 2004, depending on the consumer acceptance of our web-based services and upon the success of our McDonald’s initiative.

      Membership in our Banco Itaú co-branded service decreased from 540,000 members at December 31, 2002 to 103,000 members, or 22% of our total membership base, at December 31, 2003 as a result of the termination of members who had not chosen a paid plan and membership turnover. Termination of these members did not materially impact our revenues or costs since a substantial majority of these members were not paying us or using the service.

      Total membership counts include members of our AOL country services, our web-based interactive services and broadband offerings, as well as members of the co-branded Banco Itaú service. Our membership totals also include members participating in free trial periods and retention programs. As of December 31, 2003, 81% of our members, including members still on their trial periods, had selected credit cards, direct debit and other non-cash payment options, which have a better rate of collection than cash-payment methods, as compared with approximately 68% as of December 31, 2002. Approximately 14% of our total subscribers at December 31, 2003, were in free trial periods or member retention programs, as compared with approximately 58% as of December 31, 2002.

      As we have reduced our spending on acquisition marketing activities, we have increased our reliance on co-branded and joint marketing arrangements, where a third-party partner is responsible for implementing a significant percentage of the marketing effort. Our two main marketing arrangements are the revised marketing agreement with Banco Itaú and the McDonald’s marketing agreement, both in Brazil. In Mexico and Puerto Rico, we have continued our reliance on existing distribution channels, focusing primarily on targeted increases in the number of kiosks located at retail locations. Our reliance on the marketing efforts of strategic partners has reduced the rate at which we use cash and has lowered our sales and marketing expenses, since costs incurred by our partners are not accounted for in our reported results. However, reliance on third-party arrangements has also increased the potential for unforeseen delays over which we have limited control, as has been the case with McDonald’s in Brazil. Failure to successfully implement the McDonald’s agreement or to achieve the subscriber targets in the Banco Itaú agreement would negatively impact our future membership levels.

      During 2003, we experienced a decrease in our subscription revenues as compared with the prior year. This reduction was driven by declines in Brazil, Mexico and Argentina, which were partially offset by increases in Puerto Rico. The losses in Brazil, Mexico and Argentina were driven by both currency devaluation and a reduction in paid membership. The loss of paying members has been the main factor driving lower subscription revenues in the second half of 2003. Future subscription revenue performance will be highly influenced by the extent of success of our new web-based product offerings in reducing membership turnover and in attracting new members. We expect our subscription revenues to decrease at least through the first half of 2004, driven by the continued reduction in paid membership and by the expected increase in subscribers to our lower-priced web-based services rather than our higher-priced services.

      Advertising and other revenue continued to decrease throughout 2003, despite an improved online advertising environment in Latin America. We expect our advertising and other revenue to continue decreasing in 2004 as a result of our reduced membership base, our lack of success in attracting significant commitments from traditional media advertisers and the expiration of long-term contracts in 2003. Other revenues are expected to decrease due to the expiration of our agreement to provide programming services to America Online for their Latino content area.

      Although we expect our revenues to decrease in 2004, we also expect our costs to continue decreasing as well. Telecommunication costs are expected to decrease, primarily as a result negotiated reductions in network unit prices and capacity achieved in 2003, while sales and marketing expenses are expected to continue decreasing as a result of lower average number of kiosks in operation and additional reductions in the distributions of CDs. As a result, we expect to further reduce our losses in 2004. We finished 2003 with available cash on hand of $32.9 million as of December 31, 2003, which we expect will be sufficient to fund operations into the first quarter of 2005, based upon our current operating budget.

Consolidated Results of Operations

      Revenues. Total revenues consist of subscription revenues and advertising and other revenues. The following table presents the components of our revenues for the years ended December 31, 2003, December 31, 2002 and December 31, 2001.

REVENUES BY SEGMENT

	Year Ended

	December 31,	ber 31,		%	December 31,		%
	2003(Dollars	in thousands)	Change	Change	2001	Change	Change

Revenues
Subscriptions	$59,415	$62,998	$(3,583)	(5.7)%	$49,918	$13,080	26.2%
Advertising and other	5,759	9,109	(3,350)	(36.8)	16,525	(7,416)	(44.9)

	$65,174	$72,107	$(6,933)	(9.6)%	$66,443	$5,664	8.5%

Distribution of revenues
Subscriptions	91.2%	87.4%			75.1%
Advertising and other	8.8%	12.6%			24.9%

	100.0%	100.0%			100.0%

      Subscription revenues. We derive our subscription revenues from members paying fees to subscribe to our AOLA country services and to our web-based interactive services, and from revenues received from America Online related to subscribers to the AOL-branded service in Puerto Rico. Subscription revenues do not include amounts paid to us by Banco Itaú on behalf of its customers for subsidies that it chooses or was required to make. Such receipts from Banco Itaú are netted against and recorded as a reduction of marketing expenses and thus are not accounted for as subscription revenues. Amounts paid directly to us by subscribers that exceed any time subsidized by Banco Itaú are included in subscription revenues. Under the terms of the revised marketing agreement, Banco Itaú is no longer required to subsidize its customers who are subscribers to the co-branded service. As a result, subsidies from Banco Itaú for its customers were not material for the second half of 2003. We do not expect subsidies from Banco Itaú for its customers to be material in future periods. For subscribers that have elected to pay their subscription fees with credit cards, we begin to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers that pay through means other than credit cards, we begin to recognize subscription revenues when we receive payment.

      Advertising and other revenue. Advertising and other revenue is derived principally from:

•	advertising arrangements under which we receive fees for advertisements displayed on our interactive services;

•	advertising sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fee;

•	fees we receive from America Online for programming services we provide to America Online for use on their Latino content area;

•	representation fees we receive from America Online for selling advertising on their interactive services; and

•	revenue sharing arrangements with local telecommunications providers. Because local telephone service in Latin America is often metered, the utilization of our AOLA country services and of our web-based interactive services by our members results in incremental revenues to local telecommunications companies. To encourage incremental traffic on their local networks by our members, some local providers of network access have entered into agreements compensating us for routing our traffic on their networks.

Subscription Revenues

Fiscal 2003 Compared to Fiscal 2002

      Subscription revenue for the year ended December 31, 2003 was $59.4 million, a decrease of $3.6 million, or 5.7%, as compared to $63.0 million in the year ended December 31, 2002. For 2003, the overall decrease in subscription revenue as compared to the prior year was primarily due to currency devaluation. Currency devaluation reduced revenues by $3.7 million during the 2003 fiscal year. Excluding the impact of currency devaluation, however, subscription revenue gains in Puerto Rico were offset by subscription revenue losses in Brazil, Mexico and Argentina. Furthermore, in the second half of 2003, losses in paying subscribers began to drive decreases in total subscription revenues. Increased competition and reduced marketing expenditures resulted in a lower level of registrations, which was insufficient to replace members lost through attrition. This resulted in a lower number of paying subscribers.

      On a sequential quarter basis, reported subscription revenue declined by 6.8% to $13.8 million in the fourth quarter of 2003, or by approximately $1.0 million, from $14.8 million in the quarter ended September 30, 2003. Subscription revenues were negatively impacted by declines in paying membership, driven by attrition of members who had been paying their fees to us. Subscription revenues have been negatively impacted by an increase in our member turnover resulting from lower-priced competitors, including providers of free Internet access in Brazil. Furthermore, our rate of new member registrations has not been sufficient to offset membership losses. The rate of new member registrations has been negatively impacted by our strategy of targeting higher-value members, by a lower than expected level of registrations at a significant percentage of our interactive kiosks located in Banco Itaú branches and by the continued delay in the implementation of the McDonald’s marketing initiative in Brazil.

      Going forward, we expect that subscriber revenue performance will depend primarily on the success of our web-based interactive services in attracting new members and improving overall membership retention. Subscriber revenues will also be influenced by the success of our Banco Itaú and McDonald’s initiatives in Brazil, since these are our primary channels for acquiring new registrations. We expect subscription revenue for 2004 to decrease, as a result of continued reductions in paid members and as a result of the increase in the percentage of subscribers to our lower-priced web-based services versus our higher-priced services. We anticipate modest growth in subscription revenue to resume in the second half of 2004, depending on the consumer acceptance of our web-based services and upon the success of our McDonald’s initiative.

Fiscal 2002 Compared to Fiscal 2001

      For the fiscal year ended December 31, 2002, subscription revenues reached $63.0 million, an increase of 26.2% as compared to $49.9 million in the year ended December 31, 2001. Year-over-year results were driven by increases in the number of paid members to our AOLA country services and the AOL-branded service in Puerto Rico. In constant currency terms, which exclude the effects of currency devaluation, subscription revenues increased 45.7% as compared to the year ended December 31, 2001.

Advertising and Other Revenues

Fiscal 2003 Compared to Fiscal 2002

      For the year ended December 31, 2003, revenue from advertising and other was $5.8 million, a decrease of $3.4 million, or 36.8%, from $9.1 million in the year ended December 31, 2002. The decrease in advertising and other revenue resulted primarily from our failure to convince advertisers to redirect resources from traditional media channels to our interactive services, partially offset by increased revenue from America Online for our programming services related to their Latino content area. Sequentially, advertising and other revenue in the fourth quarter of 2003 experienced a decrease of $0.4 million, or 26.9%, from $1.5 million in our fiscal 2003 third quarter, driven by lower advertising revenue and the loss of revenue from the expiration of our long-term contract with Hollywood Media Corp.

      We expect advertising and other revenue to decrease further during fiscal 2004, driven by continued weak advertising results and the loss of revenue from the expiration of our long-term contract with Hollywood Media Corp. and other long-term advertising agreements. We have not been successful in convincing advertisers in Latin America to redirect resources from traditional media channels to online advertising on our services. The reduction in membership levels we experienced in 2003 and that we expect to experience in the first half of 2004 is also expected to further restrict our ability to generate revenue from advertising by reducing our ability to generate consumer impressions. We expect our first quarter 2004 advertising and other revenue to register a significant decline versus the fourth quarter of 2003. We expect to continue deriving the substantial majority of our revenues from subscriptions to our AOLA country services and our web-based interactive services, rather than from advertising and other revenues.

      As of December 31, 2003, deferred advertising and other revenue amounted to $0.3 million, down from $1.3 million at December 31, 2002. Deferred revenues from advertising and other consists of payments received in advance of our delivery of the related service and are recognized as income as the services are delivered. The decline in the balance of deferred advertising and other revenue year over year is primarily due to amortization of a long-term contract with Hollywood Media Corp., which expired in October 2003.

      During the year ended December 31, 2003, advertising and other revenue from related parties accounted for approximately 31.2%, or $1.8 million, of the $5.8 million recorded for the period, as compared with $3.2 million in 2002. Advertising revenue from Banco Itaú amounted to $0.6 million in 2003. Other revenue from America Online in 2003 was $1.1 million, and consisted primarily of fees for our programming of America Online’s Latino content area and of representation fees for advertising sold on the America Online service in the U.S. Banco Itaú accounted for the entire amount of fiscal 2002 related party advertising and other revenue.

Fiscal 2002 Compared to Fiscal 2001

      For the year ended December 31, 2002, revenue from advertising and other declined by $7.4 million, or 44.9%, to $9.1 million, from $16.5 million in the year ended December 31, 2001. The decrease in advertising and other revenues was driven primarily by the weak advertising market in Latin America, with all our countries except Puerto Rico recording declines.

      Costs and expenses. The following table presents the components of costs and expenses for the years ended December 31, 2003, December 31, 2002 and December 31, 2001.

COSTS AND EXPENSES

	Year Ended

	December 31,	December 31,		%	December 31,		%
	2003	2002	Change	Change	2001	Change	Change

(Dollars in thousands)
Costs and expenses:
Cost of revenues	$56,387	$98,695	$(42,308)	(42.9)%	$128,896	$(30,201)	(23.4)%
Sales and marketing	65,397	97,170	(31,773)	(32.7)	191,024	(93,854)	(49.1)
General and administrative	27,051	32,871	(5,820)	(17.7)	41,591	(8,720)	(21.0)

Total costs and expenses	$148,835	$228,736	$(79,901)	(35.5)%	$361,511	$(132,775)	(36.7)%

As a percentage of total costs and expenses:
Cost of revenues	37.9%	43.1%			35.7%
Sales and marketing	43.9%	42.5%			52.8%
General and administrative	18.2%	14.4%			11.5%

Total costs and expenses	100.0%	100.0%			100.0%

      Cost of Revenues. Cost of revenues includes:

•	network-related costs consisting primarily of fees paid to third parties to carry our data over their telecommunications networks;

•	personnel and related costs for customer support and in-house product and content development;

•	fees we pay to America Online for use of their servers that run our interactive services (i.e. hosting services);

•	fees we pay to America Online for technical support and training;

•	fees we pay to America Online for product development;

•	fees paid to third-party content providers; and

•	collection costs and certain miscellaneous taxes.

      We are primarily responsible for the hosting, technical support, development and billing for our web-based services. Total out-of-pocket cost associated with the development and launch of our web-based services in Brazil, Argentina and Puerto Rico is expected to be $3.3 million. Of this amount, we incurred approximately $2.8 million in the twelve months ended December 31, 2003.

Fiscal 2003 Compared to Fiscal 2002

      For the year ended December 31, 2003, cost of revenues was $56.4 million, a decrease of $42.3 million, or 42.9% as compared with $98.7 million in the year ended December 31, 2002. The decrease was driven by lower network and telecommunications costs and member services costs, reflecting the renegotiation of network unit costs, including the impact for the full year of zero-port cost arrangements with telecommunications providers, and the consolidation and outsourcing of our member services operations. Hosting costs were also lower, reflecting lower usage, primarily as a result of our termination of members who were delinquent in their payments of fees to us. These reductions were in addition to cost reduction efforts taken in 2002. Product development costs, which are primarily driven by development needs for our AOLA country services, also decreased in 2003 as a result of our strategic focus on web-based services. Cost of revenues in fiscal 2003 also reflected lower one-time charges associated with efforts to reduce the size of our network. Cost of revenues accounted for 37.9% of our total costs in 2003, down from 43.1% in the prior-year period. Currency devaluation reduced reported cost of revenues by 2.7%, or $2.5 million, during the 2003 fiscal year.

      Going forward, we expect cost of revenues in 2004 to decrease in absolute terms from levels experienced in fiscal 2003, as we continue to benefit from prior actions taken to renegotiate our network prices and size and from a full-year impact of the consolidation and outsourcing of member services activities.

      Cost of revenues paid to related parties primarily consists of payments made or due to America Online and its affiliates for the costs of hosting, maintenance, product development and other technical support services for our country operations. During the years ended December 31, 2003 and 2002, the cost of these services amounted to $11.7 million and $21.6 million, respectively. As of December 31, 2003, America Online had billed us approximately $3.8 million, primarily related to costs from 2002, over and above amounts we have recorded in our statements of operations. The difference related to a portion of items under dispute, primarily for support services provided by America Online. This dispute was settled in our favor in February 2004 in a manner which is consistent with our historical accounting treatment and which did not have any cash impact on our financial condition. America Online is no longer seeking payment for these amounts. We received a credit for these invoices on March 18, 2004.

Fiscal 2002 Compared to Fiscal 2001

      For the year ended December 31, 2002, our cost of revenues declined by approximately 23.4%, or $30.2 million, to $98.7 million, from $128.9 million in our 2001 fiscal year. The decrease was driven by reductions in network and telecommunications costs and call center costs, reflecting primarily the impact of initiatives to resize our network and call centers to focus on higher quality members. We achieved this by restricting access to our network and call center support services to members who are delinquent in their payments of fees to us. Cost of revenues during fiscal 2002 also included one-time costs of $5.1 million to reduce the size our network to service the smaller base of members. Cost of revenues accounted for 43.1% of our total cost structure during 2002, up from 35.7% in the comparable prior-year period. Currency devaluation reduced reported cost of revenues by approximately 13.0%, or $14.8 million, during the 2002 fiscal year.

Sales and Marketing

      Sales and marketing expenses include our costs to acquire and retain our members, the operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs such as the costs of kiosks and related support and the costs of CDs and their distribution as well as the costs of brand advertising on television and in newspapers, magazines and other media. Also included in sales and marketing expense is amortization of the value of the shares of our class A common stock issued to Banco Itaú in consideration for its entering into the strategic marketing alliance with us (see “Item 1. Business — Strategic Alliance with Banco Itaú”, as well as Note 4 to our audited consolidated financial statements).

Fiscal 2003 Compared to Fiscal 2002

      Sales and marketing expense was $65.4 million in the year ended December 31, 2003, a decrease of $31.8 million from $97.2 million in the year ended December 31, 2002. The 32.7% reduction in sales and marketing expenditures during fiscal 2003 was driven by reductions in both member acquisition costs and brand marketing. The reduction in member acquisition costs was achieved through our continued focus on initiatives designed to target members who have higher probabilities of becoming and remaining paying members. Specifically, we significantly reduced the mass mailing of non-solicited CD’s containing our software in favor of an increased focus on acquiring members through direct customer interaction channels, primarily through staffed kiosks at high traffic retail locations. During 2003, we also evaluated the productivity of our kiosks located at Banco Itaú branches and at retail locations in Brazil, Mexico and

Puerto Rico, and closed those with lower than acceptable levels of registrations. As a result, a substantial majority of the kiosks in operation at the beginning of 2003 at Banco Itaú branches were closed, as were a majority of the kiosks at retail locations in Mexico, resulting in additional savings.

      In addition, we also cancelled certain CD distributions Banco Itaú was obligated to make, but did not at our request. As a result of the cancellation of marketing activities Banco Itaú was obligated to make, as per the terms of our revised marketing agreement, Banco Itaú made a payment to us of approximately $4.5 million during 2003 in exchange for advertising on our service in lieu of the marketing activities they were obligated to undertake. We expect these payments to continue in the future but the amounts to gradually decrease over time as per the terms of the revised marketing agreement. Such payments from Banco Itaú are reflected as funds received from financing activities in our statement of cash flows and reduce future marketing expense associated with the amortization of shares given to Banco Itaú under our strategic marketing agreement. We have the right to choose to redeploy or reinstate some promoters in the branches in the future, in which case we would forego the corresponding payments from Banco Itaú.

      Brand marketing expense was also reduced by $8.0 million during 2003, despite advertising expenditures related to the launch of our web-based services. The reduction was made possible by our increased reliance on third-party marketing arrangements, such as Banco Itaú’s advertisement of our services in accordance with our revised marketing agreement. We were also able to reduce brand marketing expenditures as a result of our more targeted marketing efforts.

      Currency devaluation reduced sales and marketing expense in fiscal 2003 by approximately $1.5 million. For the year ended December 31, 2003, sales and marketing expenses incurred with related parties were $1.0 million, excluding amortization expense related to the Banco Itaú revised marketing agreement. This expense was primarily for advertising on Time Warner media properties. For the year ended December 31, 2002, expenses incurred with related parties were $0.5 million, and were also for advertising on Time Warner media properties.

      For the year ended December 31, 2003, monies received from Banco Itaú for subsidies it pays on behalf of its members were approximately $0.9 million, compared with $3.7 million in 2002. Subsidies paid by Banco Itaú on behalf of its members largely ceased during the third quarter of 2003 as a result of the revised marketing agreement with Banco Itaú, under which Banco Itaú is no longer required to make subsidy payments to us on behalf of its members to the co-branded service. Amortization expense related to the Banco Itaú marketing agreement was $41.2 million in 2003 and $41.8 million in 2002. For a discussion of advertising and other relationships with Time Warner and Banco Itaú, please see “Item 13. Certain Relationships and Related Transactions.”

      We expect to continue focusing our member acquisition efforts on marketing agreements with third parties, emphasizing kiosks located in high traffic areas, including bank branches, retail outlets and restaurants. We have also benefited from marketing arrangements with telecommunication providers who provide access for our broadband product in Brazil whereby they produce and air co-branded television commercials. We expect sales and marketing expense to further decrease by a modest amount in 2004 as compared with 2003.

Fiscal 2002 Compared to Fiscal 2001

      For the year ended December 31, 2002, sales and marketing expense was $97.2 million, a decrease of approximately 49.1%, or $93.8 million, versus the $191.0 million incurred in the year ended December 31, 2001. The reduction in sales and marketing expenditures during fiscal 2002 was achieved by the implementation of initiatives designed to target members who have higher probabilities of becoming and remaining paying members. This change in strategy resulted in a significant reduction in the mass mailing of non-solicited CD’s containing our software in favor of an increased focus on acquiring members through direct customer interaction channels and increased reliance on third party marketing arrangements. Currency devaluation also accounted for part of the variation in sales and marketing expense during fiscal 2002, reducing reported expense by approximately $6.8 million.

      Excluding the impact of the Banco Itaú amortization expense, expenditures related to sales and marketing decreased by $31 million, or 17%, versus the prior year, as a result of the absence of launch-related expenditures in 2001 and lower per unit CD and distribution costs. During the year ended December 31, 2001, sales and marketing expenses continued as our single largest cost category. Although down from 69.6% in the comparable prior year period, sales and marketing expenses represented 52.8% of total costs and expenses during fiscal 2001.

General and Administrative

      General and administrative expenses consist primarily of personnel-related expenses, office lease payments, legal, tax and travel-related expenses, among others.

Fiscal 2003 Compared to Fiscal 2002

      For the year ended December 31, 2003, general and administrative expenses were $27.0 million, a decrease of $5.8 million, or 17.7%, from $32.9 million in the fiscal year ended December 31, 2002. The reduction in general and administrative expense was driven by lower personnel-related expenses due to employee work force reductions. Currency devaluations decreased reported general and administrative expense by approximately $0.6 million during our 2003 fiscal year.

      Our general and administrative costs in the quarter ended December 31, 2003, decreased by $0.6 million, or 10.9%, to $5.7 million, from $6.3 million in the fourth quarter of 2002. The decline in general and administrative expense was primarily due to lower staffing levels in the fourth quarter of 2003, as compared to the prior-year period, and personnel severance expense in the prior-year period. We expect that our general and administrative expenses will continue near current levels in 2004.

      Both America Online and the Cisneros Group have in the past provided us with general and administrative services. In the year ended December 31, 2003, we incurred general and administrative expenses of $44,000 to America Online. In the year ended December 31, 2002, we incurred fees of approximately $1.6 million and $219,000 for support services provided by America Online and for services provided by the Cisneros Group, respectively.

Fiscal 2002 Compared to Fiscal 2001

      For the year ended December 31, 2002, general and administrative expenses were approximately $32.9 million, a decrease of $8.7 million, or 21.0%, from $41.6 million in the prior year. This reduction in general and administrative expense reflects the benefits from our September 2001 workforce reduction, the impact of currency devaluation in Brazil and Argentina and reduced bad debt expense. Reported general and administrative expense for fiscal 2002 was lower by $3.2 million as a result of currency devaluations experienced during the year.

      Interest Expense. Interest expense consists almost entirely of interest on our senior convertible notes outstanding. The increase in interest expense in 2003 was primarily due to the higher average balance of our senior convertible notes outstanding ($160.0 million), as compared with 2002 ($57.3 million). For fiscal 2004, we expect that our interest expense will remain relatively stable as the average balance of senior convertible notes outstanding will remain at current levels. We continue to expect to pay the interest on the senior convertible notes through the issuance of additional stock; consequently, interest expense should not have a cash impact on our financial condition. However, depending on market conditions at the time, a decision by us to pay the interest on the senior convertible notes through the issuance of additional shares of stock could result in significant additional dilution to our existing shareholders.

      For the year ended December 31, 2002, interest expense was approximately $5.3 million, as compared to $22,000 in the year ended December 31, 2001. The increase in interest expense was driven by sale of senior convertible notes to Time Warner for purposes of financing our business. The agreement to sell the senior convertible to Time Warner was entered into in March 2002, and the purchase of the entire amount of $160.0 million available under the agreement was completed during the period ended December 30, 2002.

Other income

      Other income consists primarily of foreign currency gains and losses and realized gains and losses on investments. For the year ended December 31, 2003, other income was $0.9 million, an increase from $0.1 million in the year ended December 31, 2002. The increase resulted from interest income on our cash and cash equivalent balances, which increased as a result of the final sale of senior convertible notes to Time Warner on December 30, 2002.

      For the year ended December 31, 2002, other income of $139,000, was a decrease from $4.8 million in the year ended December 31, 2001. This decrease of $4.7 million was due to significantly lower interest income, as we reduced our cash balances to fund the business and instead began to incur interest expense related to our issuance of senior convertible notes to Time Warner in connection with our March 2002 financing. We also incurred an impairment loss of our investment in Hollywood Media Corp. of approximately $0.8 million during 2002.

Income taxes

      For the year ended December 31, 2003, we had a provision of $4,000 related to income taxes. For the year ended December 31, 2002 we had a provision of $75,000 related to income taxes. Our income tax expense results from the application of gross asset taxes in Argentina and Mexico, which are used as alternative minimum tax systems by the governments of these countries and may be applied as credits for actual future income taxes. For additional information regarding income taxes, see note 9 to our audited consolidated financial statements.

Liquidity and Capital Resources

Material Commitments

      The following table summarizes our contractual obligations at December 31, 2003, and the timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	(in thousands)

		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Long-Term Debt	$163,231	$—	$—	$163,231	$—
Operating Lease Obligations	33,795	10,039	23,203	543	10
Purchase Obligations	1,309	1,277	32	—	—

Total	$198,335	$11,316	$23,235	$163,774	$10

      At December 31, 2003, our material firm operating commitments for the next five years were approximately $35.0 million, compared to approximately $48.8 million at December 31, 2002. Material firm operating commitments represent our minimum obligations to third-parties under telecommunications network contracts, and obligations under leases for office space, autos and office equipment used in the normal course of operations. The year-over-year decrease was achieved primarily as a result of our efforts to reduce the size of our network to service only members who are timely in their payments of subscription fees to us, our efforts to reduce the unit cost of modems, and our reduced office facilities requirements related to the consolidation of our member services operations and other workforce reductions. In accordance with current accounting rules, the future rights and obligations pertaining to such commitments are not reflected as assets or liabilities on the accompanying consolidated balance sheet. Our network agreements do not extend beyond 2007; therefore the foregoing table does not reflect any amounts in 2007 and beyond. We expect to replace expiring contracts at future dates.

      The above table does not include items that are variable or contingent in nature, but which have a high likelihood of occurring. Such items include:

•	interest on our senior convertible notes ($17.5 million per year), except for $3.2 million in interest which we will be obligated to pay in cash at the final maturity date on March 8, 2007;

•	hosting, maintenance and product development and other services provided by America Online under our Online Services Agreement ($11.7 million in 2003), and

•	accrued, but unpaid, dividends on our preferred series B and series C preferred stock (amounting to $57.3 million as of December 31, 2003).

      We expect these expenses to continue, although amounts may vary, in the future.

      We also have contractual obligations related to employee retention agreements with certain key employees. Under these retention agreements we may be obligated to make payments amounting up to approximately $2.8 million in 2005. Payment of these amounts may be accelerated upon certain events.

      Additionally, under the terms of our amended and restated charter on August 7, 2005, we must redeem approximately 59.4% of the then outstanding series B and C preferred stock. The exact percentage to be redeemed is subject to adjustment based on the number of shares we will issue in payment of interest on our senior convertible notes through August 7, 2005, which is in turn dependent on the price of our class A common stock. America Online and Time Warner hold our series B preferred stock and the Cisneros Group and its affiliates hold our series C preferred stock. Of the remaining balance of the series B and C preferred stock outstanding, we must redeem an additional amount on April 2, 2006 and the balance on March 8, 2007. As of December 31, 2003, we had 115,244,559 shares of series B preferred stock outstanding and 79,518,702 shares of series C preferred stock outstanding. As per our restated charter, the redemption price per share will be approximately $2.73, or an aggregate redemption price for the August 7, 2005 redemption of approximately $350.0 million (excluding accrued, but unpaid, dividends of approximately $57.3 million which we are required to pay at the time of redemption), based on the current number of shares of series B and C preferred stock currently outstanding. The series B and series C preferred stock may be redeemed, at our option, in cash, by delivery of shares of class A common stock or by any combination of cash and shares of class A common stock, valued at its then fair market value. However, due to our limited cash position, we expect to redeem these shares of preferred stock through the issuance of shares of class A common stock. The August 7, 2005 redemption would result in additional dilution to our class A stockholders of approximately 66%, assuming the fair market value of our class A common stock at the time of redemption is $1.31.

Current Liquidity

      At December 31, 2003, we had cash and cash equivalents of $32.9 million, and debt in the form of 11% senior convertible notes due March 2007 in the amount of $160.0 million, as indicated in the table below:

FINANCIAL CONDITION

	As of

	December 31,	December 31,		%
	2003	2002	Change	Change
(Dollars in thousands)
Cash and cash equivalents	$32,901	$75,501	$(42,600)	(56.4)%

Current assets	$44,207	$89,121	$(44,914)	(50.4)%

Total assets	$55,739	$100,274	$(44,535)	(44.4)%

Working capital	$17,008	$53,001	$(35,993)	(67.9)%

Current liabilities	$27,199	$36,120	$(8,921)	(24.7)%

Long-term debt	$160,000	$160,000	$—	—%

Stockholders’ equity (capital deficiency)	$(132,959)	$(97,086)	$(35,873)	37.0%

Total assets breakdown by segment:
— Brazil	$10,069	$6,818	$3,251	47.7%
— Mexico	3,575	7,035	(3,460)	(49.2)
— Argentina	4,421	3,959	462	11.7
— Puerto Rico	569	605	(36)	(6.0)
— Corporate and other	37,105	81,857	(44,752)	(54.7)

TOTALS	$55,739	$100,274	$(44,535)	(44.4)%

      Current assets at December 31, 2003 were $44.2 million, a decrease of $44.9 million, or 50.4%, from $89.1 million at December 31, 2002. The decrease in current assets was driven almost entirely by the decline in our cash and cash equivalents position. Current liabilities at December 31, 2003 were $27.2 million, down $8.9 million, or 24.7%, from $36.1 million at December 31, 2002. Current liabilities decreased as a result of the decrease in our membership base and our efforts to reduce our overall cost structure. Our working capital balance at December 31, 2003 was $17.0 million, down from $53.0 million at the end of the prior year. Long-term debt of $160.0 million at both December 31, 2003 and 2002 was comprised of the outstanding balance of senior convertible notes issued to Time Warner.

      The decrease in current assets at December 31, 2003 was attributable to the use of initial cash balances throughout the year to finance operating losses and other operating requirements, partially offset by the receipt of cash from Banco Itaú in lieu of marketing activities it was obligated to make under the terms of our revised marketing agreement. The decrease in current liabilities primarily reflects a reduction in accounts payable resulting from a reduction in cost of revenues and sales and marketing expenditures. As discussed previously, our level of expenditures has been reduced significantly as result of our change in marketing strategy and product offerings and our efforts to continue reducing our cost structure.

      We anticipate available cash on hand of $32.9 million as of December 31, 2003, to be sufficient to fund operations into the first quarter of 2005, based upon our current operating budget. This represents an extension in the duration of funding sufficiency from our previous estimate and is due to our success in reducing operating losses. Our expectations underlying our current operating budget and the duration of funding sufficiency are based upon certain estimates that we believe are commercially reasonable in relation to our historical experience. These estimates include paid membership levels and turnover, consumer acceptance of our web-based interactive services, pricing of our services and continued cost reductions. These estimates are subject to a number of risks and uncertainties more particularly described in “Risk Factors” below and there can be no assurance that they will turn out to be accurate. As of March 2004, approximately $1.3 million of our cash on hand served to collateralize our obligations under executive-retention agreements and is not, and will not be, available for general corporate use.

      Our planning is focused on achieving operating cash self-sufficiency beyond 2004 based on available cash on hand. We also continue to explore various opportunities that could provide us with additional capital resources in the future, in the event we are unable to achieve our operating goals. In addition, we have not identified additional sources of financing necessary to repay the $160.0 million senior convertible notes that will be due in March 2007. There can be no assurance that we will be successful in our efforts to achieve cash self-sufficiency with available resources, or that we will be able to identify additional sources of capital to repay our debt obligations or operate our business, if needed. An additional restriction on our ability to obtain additional funding is that the holders of the senior convertible notes can require that the proceeds of any such financing or the sale of assets be used to repay the senior convertible notes. In addition, there is no commitment or obligation from America Online, the Cisneros Group or Banco Itaú to fund any of our future requirements. Furthermore, Time Warner has stated that it does not intend to provide us with additional funding.

Cash Flow

CASH FLOWS & CAPITAL SPENDING

	Year Ended

	December 31,	December 31,		%	December 31,		%
	2003	2002	Change	Change	2001	Change	Change

	(Dollars in thousands)
Condensed Cash Flow Statement:
Cash and cash equivalents, beginning of period	$75,501	$46,676	$28,825	61.8%	$63,509	$(16,833)	(26.5)%

Cash flow (used in) provided by:
Operating activities	(46,210)	$(127,721)	$81,511	(63.8)	$(227,892)	$100,171	(44.0)
Investing activities	(1,559)	(2,026)	467	(23.1)	63,165	(65,191)	(103.2)
Financing activities	4,556	159,490	(154,934)	(97.1)	148,853	10,637	7.1
Net (decrease) increase in cash and cash equivalents	613	(918)	1,531	(166.8)	(959)	41	(4.3)

Net (decrease) increase in cash and cash equivalents	(42,600)	28,825	(71,425)	(247.8)	(16,833)	45,658	(271.2)

Cash and cash equivalents, end of period	$32,901	$75,501	$(42,600)	(56.4)%	$46,676	$28,825	61.8%

Capital spending by segment:
— Brazil	$998	$1,059	$(61)	(5.8)%	$1,955	$(896)	(45.8)%
— Mexico	259	249	10	4.0	217	32	14.7
— Argentina	136	7	129	1,842.9	193	(186)	(96.4)
— Puerto Rico	157	133	24	18.0	61	72	118.0
— Corporate and other	9	578	(569)	98.4	3,572	(2,994)	(83.8)

	$1,559	$2,026	$(467)	(23.1)%	$5,998	$(3,972)	(66.2)%

      In the year ended December 31, 2003, we utilized $46.2 million to fund our operating losses and working capital activities. Capital expenditures during 2003 were an additional $1.6 million. This was financed through a reduction in the amount of cash on hand at the beginning of the year and through $4.5 million received from Banco Itaú in lieu of marketing activities it was obligated to undertake under the terms of our revised marketing agreement. Monies received from Banco Itaú in lieu of marketing activities are reflected as financing activities. Furthermore, monies received from Banco Itaú in lieu of marketing activities result in a reduction of amounts owed to us as a result of not meeting the targets contained in our revised marketing agreement, since such amounts are considered revenues for purposes of calculating the targets. As a result, we do not expect to receive material amounts from Banco Itaú for its failure to meet these targets at the March 2004 measurement date.

      Cash used in operating activities in the fourth quarter of 2003 was $7.5 million, a decrease of 63% from $20.0 million used in the fourth quarter of 2002 and an improvement of 21% from $9.5 million, in the third quarter of 2003. The improvement in cash used in operating activities was achieved largely through a reduction in our net loss from operations as a result of lower costs and expenses. Our ending cash and cash equivalents position of $32.9 million at December 31, 2003 benefited from a payment from Banco Itaú to the Company in lieu of certain marketing activities. We received $1.8 million from Banco Itaú in the 2003 fourth quarter. We expect to continue to receive similar payments from Banco Itaú in the future, although the amounts of these payments are expected to decrease. The Company expects cash utilization to increase modestly in the first quarter of 2004, primarily as a result of seasonal working capital fluctuations.

      In the year ended December 31, 2002, our operations required $127.7 million to fund operating losses and activities and capital expenditures of $2.0 million. This was financed through the use of initial cash and cash equivalent balances on hand and through the issuance of $160.0 million in senior convertible notes to Time Warner.

Senior Convertible Notes

      On March 8, 2002, we entered into a note purchase agreement with Time Warner under which Time Warner made available to us $160.0 million in exchange for our senior convertible notes due in March 2007. We completed the draw down of the funds available to us under the note purchase agreement on December 30, 2002. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at any time at the option of the holder and are redeemable by us at any time, subject to the holder’s right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds.

      Interest is payable either in cash or preferred stock, at our option. However, the interest payment on the final maturity date must be made in cash only. If interest is paid in shares, the price per share is determined based on the average closing price of the class A common stock for the twenty trading dates ending two days prior to the date of payment. On December 31, 2003, we made our quarterly payment of interest on the Time Warner notes, which covered the period from October 1 through December 31, 2003. The interest payment of approximately $4.5 million was made through the issuance of 3,024,732 shares of series B preferred stock to Time Warner, based on an average price of $1.4870 per share. For the year ended December 31, 2003, we incurred $17.8 million related to interest payable to Time Warner on the senior convertible notes and paid such interest through the issuance of 24,538,240 shares of series B preferred stock, as compared with $5.2 million paid through the issuance of 10,865,643 shares of series B preferred stock for the year ended December 31, 2002. We expect to incur approximately $17.5 million in annual interest expense as long as the full amount of $160.0 million in senior convertible notes are outstanding. Given our focus on cash preservation, we expect to make future payments of interest through the issuance of additional shares of stock. Depending on market conditions at the time, a decision to pay the interest on the Time Warner notes through the issuance of additional shares could result in significant additional dilution to existing shareholders.

      In the event the $160.0 million in senior convertible notes were to be converted by Time Warner, an additional 44,150,105 shares of preferred stock would be issued to Time Warner, increasing the economic ownership by America Online and its affiliates in AOLA to 55.3% and their relative voting strength to 66.9%, assuming conversion of the warrant granted to America Online at the date of our initial public offering and the options granted to its employees who are members of our Board of Directors. Interest payments on the senior convertible notes over the remaining life of the notes will total approximately

$56.0 million, assuming the notes are not converted to stock prior to their maturity. Because we intend to pay interest through the issuance of additional shares of preferred stock, we expect Time Warner’s and America Online’s relative ownership and voting strength to continue to increase over the foreseeable future.

      Time Warner has granted us waivers for fiscal 2002 and 2003 related to our non-compliance with an affirmative covenant in the senior convertible notes requiring our auditors to certify annually that we have not defaulted under the notes. Our auditors are not able to provide the certification because it would require them to certify our compliance with non-quantitative matters. We do not believe we will be able to obtain this certification in future years either. Moreover, there can be no assurance that we will receive this waiver for 2004 or receive additional waivers in future years from Time Warner or any other holder of the senior convertible notes for any non-compliance by us under this covenant. If we do not obtain waivers in future years, we will be in default under the notes and obligated to repay them immediately. At this time, we do not have sufficient funds to repay the notes and we would suffer material adverse consequences to our business, financial condition and results of operations.

Historical Financing

      From inception through December 31, 2003, our operations have been financed through the issuance of senior convertible debt and through capital raised in several rounds of financing, including our initial public offering on August 8, 2000. Funds raised through December 31, 2003 have totaled $711.5 million, net of issuance-related expenses, as shown in the following table:

Net Proceeds from Historical Financings

(in thousands)

			Total
	America	Time	America Online/	Cisneros	Banco		Grand
	Online	Warner	Time Warner	Group	Itaú	Public	Total

Pre-IPO	$50.0	$—	$50.0	$150.1	$—	$—	$200.1
IPO	31.3	—	31.3	31.3	—	140.5	203.1
March 2001	65.8	—	65.8	63.3	19.7	—	148.8
Sr. Convertible Notes	—	159.5	159.5	—	—	—	159.5

Totals	$147.1	$159.5	$306.6	$244.7	$19.7	$140.5	$711.5

      Prior to the initial public offering, contributions by joint venture partners totaled $200.1 million, corresponding to $150.1 million by the Cisneros Group and $50.0 million by America Online. Subsequently, our initial public offering in August 2000 generated total net proceeds of $203.1 million, including exercise of the over-allotment option by the underwriters. An additional round of financing took place in March 2001, pursuant to which we raised $150.0 million (net $148.8 million) through the sale of stock to America Online, the Cisneros Group and Banco Itaú. Our last financing took place in March 2002, through the sale of senior convertible notes due March 2007 to Time Warner.

Segment Results of Operations

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we disclose information based on the way we organize financial information for making operating decisions and assessing performance. We consider markets in which we have launched our AOLA country services or web-based interactive services as operational segments and report our operations on a country-by-country basis. In determining reporting segments, we internally reviewed the current management structure that reports to the chief operating decision-maker and analyzed the reports received by that decision-maker in order to allocate resources and measure performance. Each of our operating segments derives its revenues from subscriptions to our interactive services, and to a minor extent from advertising and other revenues. The accounting policies of the reportable segments are the same as those described in “— Critical Accounting Policies” and in the summary of significant accounting policies contained in Note 2 of our audited consolidated financial statements.

      As of December 31, 2003, we internally reported our results of operations in four geographic segments, Brazil, Mexico, Argentina and Puerto Rico, in addition to our corporate and other group. Although amounts for Argentina are not currently material and are not expected to be material in future reporting periods, we have decided not to consolidate Argentina with our corporate and other segment in order to facilitate historical segment comparisons. No single customer accounted for 10% or more of our total revenues for any of the periods presented. See Note 6 to our audited consolidated financial statements for a discussion of segments.

Revenues by Segment

      Our revenues by type on a segment basis are shown in the table below:

REVENUES BY SEGMENT

	Year Ended

	December 31,	December 31,		%	December 31,		%
	2003	2002	Change	Change	2001	Change	Change

	(Dollars in thousands)
Revenues by operating segment
— Brazil	$25,267	$30,755	$(5,488)	(17.8)%	$26,723	$4,032	15.1%
— Mexico	22,726	27,164	(4,438)	(16.3)	25,136	2,028	8.1
— Argentina	2,019	2,301	(282)	(12.3)	9,155	(6,854)	(74.9)
— Puerto Rico	14,188	11,374	2,814	24.7	4,845	6,529	134.8
— Corporate and other	974	513	461	89.7	584	(71)	(12.2)

	$65,174	$72,107	$(6,933)	(9.6)%	$66,443	$5,664	8.5%

As a percentage of total revenues
— Brazil	38.8%	42.7%			40.2%
— Mexico	34.9%	37.7%			37.8%
— Argentina	3.1%	3.2%			13.8%
— Puerto Rico	21.8%	15.8%			7.3%
— Corporate and other	1.4%	0.6%			0.9%

	100.0%	100.0%			100.0%

SUBSCRIPTION REVENUES
By segment of business
— Brazil	$22,883	$25,229	$(2,346)	(9.3)%	$17,853	$7,376	41.3%
— Mexico	21,152	24,906	(3,754)	(15.1)	19,579	5,327	27.2
— Argentina	1,675	1,856	(181)	(9.8)	7,389	(5,533)	(74.9)
— Puerto Rico	13,595	10,855	2,740	25.2	4,724	6,131	129.8
— Corporate and other	110	152	(42)	(27.6)	373	(221)	(59.2)

	$59,415	$62,998	$(3,583)	(5.7)%	$49,918	$13,080	26.2%

As a percentage of total subscription revenues
— Brazil	38.5%	40.0%			35.8%
— Mexico	35.6%	39.5%			39.2%
— Argentina	2.8%	2.9%			14.8%
— Puerto Rico	22.9%	17.2%			9.5%
— Corporate and other	0.2%	0.4%			0.7%

	100.0%	100.0%			100.0%

ADVERTISING AND OTHER REVENUES
By segment of business
— Brazil	$2,384	$5,526	$(3,142)	(56.9)%	$8,870	$(3,344)	70
— Mexico	1,574	2,258	(684)	(30.3)	5,557	(3,299)	(59.4)
— Argentina	344	445	(101)	(22.7)	1,766	(1,321)	(74.8)
— Puerto Rico	593	519	74	14.3	121	398	328.9
— Corporate and other	864	361	503	139.2	211	150	71.1

	$5,759	$9,109	$(3,350)	(36.8)%	$16,525	$(7,416)	(44.9)%

As a percentage of total advertising and other revenues
— Brazil	41.4%	60.7%			53.7%
— Mexico	27.3%	24.8%			33.6%
— Argentina	6.0%	4.9%			10.7%
— Puerto Rico	10.3%	5.7%			0.7%
— Corporate and other	15.0%	3.9%			1.3%

	100.0%	100.0%			100.0%

Fiscal 2003 Compared to Fiscal 2002

      For the year ended December 31, 2003, our total consolidated revenues were $65.2 million, a decrease of 9.6% from $72.1 million in the year ended December 31, 2002. The decrease was driven primarily by declines in Brazil and Mexico, which were partially offset by increases in Puerto Rico and corporate and other. The decrease in total revenues was driven by declines in both revenue from subscriptions and revenue from advertising and other.

      Total revenues in 2003 in Brazil, which remained our largest segment at 38.8% of total revenues, fell by 17.8% to $25.3 million in 2003, from $30.8 million in 2002. The decrease was driven by reductions in both advertising and other revenue and lower subscription revenue. Currency devaluation reduced reported total revenues by $1.2 million in 2003, as compared with 2002. Advertising and other revenue fell by $3.1 million, or 56.9%, in 2003. Subscription revenue in Brazil also declined by $2.3 million, or 9.3%, during the year. The decrease in subscription revenue in Brazil was driven by both the loss of paying membership and currency devaluation. Competition from low-cost and free Internet service providers in Brazil during 2003 placed us at a pricing disadvantage that resulted in increased membership turnover, especially among members of our AOLA country service in Brazil. Membership was also negatively impacted by a decrease in new member registration rates caused by the reduction in marketing activity from our closing of inefficient and unproductive kiosks at both Banco Itaú and retail locations, and from the delays in the implementation of our McDonald’s marketing agreement.

      In September 2003, we launched our web-based interactive services in Brazil, in order to address certain of our competitive disadvantages, including pricing. Early indications are that the web-based services will result in improved retention as compared with our AOLA country service in Brazil, although there can be no assurance that this will continue. The pricing of our web-based services is lower than that of our AOLA country service. Consequently, revenue per member from the web-based service will be lower. Furthermore, approximately 38% of members to our web-based services migrated from our AOLA country service. Our Banco Itaú membership levels stabilized in the fourth quarter of 2003, due primarily to the introduction of our web-based services. We do not yet know if the early indications of improvements in retention and Banco Itaú membership achieved by our web-based services will be sufficient to offset lost revenues from our AOLA country service in Brazil, or be able to assist us in our goal to achieve operating cash self-sufficiency.

      For the year ended December 31, 2003, total revenues from Mexico were $22.7 million, a decrease of $4.4 million, or 16.3%, from $27.2 million in the prior year. Mexico continued as our second largest segment in fiscal 2003, accounting for 34.9% of total revenues. The decrease in total revenues from Mexico was driven primarily by lower subscription revenue, which fell by approximately $3.8 million, or 15.1% from the prior year. The decrease in subscription revenue was caused by a reduction in the number of paid members, and by an increase in the number of members choosing long-term prepaid plans which are sold at a discount to our monthly, unlimited usage plan. Currency devaluation also reduced reported revenue from Mexico by $2.5 million, or 10%. Advertising and other revenue in Mexico also declined by approximately $0.7 million, or by 30.3%, to $1.6 million in 2003.

      Total revenues from Puerto Rico increased by 24.7% to $14.2 million in the year ended December 31, 2003, up from $11.4 million in the prior year. This increase was driven primarily by higher subscription revenue. Puerto Rico accounted for 21.8% of total revenues, as compared with 15.8% of total revenues in 2002. Puerto Rico continued as our third largest segment in 2003, although it increased its relative share of our total revenues. Our rate of increase in subscription revenue in Puerto Rico, however, decreased in 2003 from 2002, as we believe we neared saturation of the premium-tiered market segment in Puerto Rico. We estimate that the premium tier of the Puerto Rican market represents 20% of the total addressable market in Puerto Rico, and that we are market leaders in the premium segment. We launched a web-based product offering Internet connectivity and minimal content and email features in February 2004, which we hope will allow us to address the low-cost segment of the Puerto Rican market. We do not yet have an indication of consumer acceptance of our web-based product in Puerto Rico or the extent of potential migration from the AOL-branded service in Puerto Rico.

      Total revenues in Argentina in the year ended December 31, 2003 decreased by $0.3 million, or 12.3% to $2.0 million, from $2.3 million in the prior year. The decrease was driven by a decline in subscription revenue of 9.8%, or $0.2 million, and was caused by the loss of paid membership during the year, even though the Internet market grew in the past year in Argentina. Advertising and other revenue also decreased by 22.7%, or $0.1 million. Argentina accounted for 3.1% of total revenues in fiscal 2003.

      Total revenues from our corporate and other segment increased to $1.0 million in the year ended December 31, 2003, up from $0.5 million in 2002. Revenues in our corporate and other segment are comprised primarily of advertising and other revenue. During 2003, approximately $0.7 million was derived from our provision of programming services to America Online for the Latino content area of America Online’s U.S. service. Our agreement with America Online expired in February 2004. We expect revenues derived from our programming for the Latino content area of the U.S. service to decrease to approximately $450,000 in 2004 if we are able to finalize a proposed arrangement with America Online. There can be no assurance that we will be able to reach agreement with America Online regarding our potential provision of these services.

Fiscal 2002 Compared to Fiscal 2001

      For the year ended December 31, 2002, our total revenues increased to $72.1 million, up 8.5% from $66.4 million in the year ended December 31, 2001. The increase was driven by increases in subscription revenues from most country services, partially offset by significant across-the-board decreases in advertising and other revenues. Brazil, our largest segment, increased its total revenues by 15.1% to $30.8 million, and accounted for 42.7% of total revenues. Subscription revenue from Brazil increased 41.3% during fiscal year 2002 to $25.2 million while revenues from advertising and other fell 37.7% to $5.5 million.

      Total revenues from Mexico increased by 8.1% during fiscal 2002 to $27.2 million, up from $25.1 million in the prior year, and accounted for 37.7% of total revenues. Subscription revenue from Mexico increased 27.2% during year ended December 31, 2002 to $24.9 million, and revenues from advertising and other fell 59.4% to $2.3 million. Mexico accounted for 37.7% of total revenues during the year ended December 31, 2002, flat as compared with the prior year.

      Total revenues from Puerto Rico for fiscal 2002 increased 134.8% to $11.4 million, up from $4.9 million in the year ended December 31, 2001. The increase was driven almost entirely by subscription revenue, which increased 129.8% during the year. Puerto Rico accounted for 15.8% of total revenues, more than doubling its relative contribution to company-wide revenues from 2001.

      For the year ended December 31, 2002, total revenues from Argentina decreased by 74.9% to $2.3 million, as compared with $9.2 million in the year ended December 31, 2001. The decline was driven by lower revenues from both subscription fees and advertising and other. Argentina accounted for 3.2% of total revenues in the year ended December 31, 2002, down from 13.8% in the year ended December 31, 2001.

      During fiscal 2002, total revenue from our corporate and other segment was $0.5 million, and accounted for 0.6% of our total revenues. Subscription revenue in the corporate and other segment was $152,000, and consisted of subscription fees from members to the CompuServe Classic service in Latin American countries where we did not have operations. The CompuServe Classic service was largely phased out in March 2002. Revenues from advertising and other were $361,000 and consisted primarily of revenues related to the sale of advertising located on the Latino content area of America Online’s U.S. service.

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

Operating Losses by Segment

      Our losses from operations on a segment basis are as follows:

INCOME BY SEGMENT

	Year Ended

	December 31,	December 31,		%	December 31,		%
	2003	2002	Change	Change	2001	Change	Change

	(Dollars in thousands)
Income/(loss) from operations by segment:
— Brazil	$(60,458)	$(95,447)	$34,989	(36.7)%	$(147,731)	$52,284	35.4%
— Mexico	(7,649)	(37,268)	29,619	(79.5)	(71,550)	34,282	47.9
— Argentina	(1,683)	(3,141)	1,458	(46.4)	(39,663)	36,522	92.1
— Puerto Rico	2,495	956	1,539	161.0	(7,455)	8,411	112.8
— Corporate and other	(16,366)	(21,729)	5,363	(24.7)	(28,669)	6,940	24.2

	$(83,661)	$(156,629)	$72,968	(46.6)%	$(295,068)	$138,439	46.9%

As a percentage of total loss from operations:
— Brazil	72.3%	60.9%			50.1%
— Mexico	9.1	23.8			24.2
— Argentina	2.0	2.0			13.4
— Puerto Rico	(3.0)	(0.6)			2.5
— Corporate and other	19.6	13.9			9.8

	100.0%	100.0%			100.0%

      Our loss from operations in the year ended December 31, 2003 was $83.7 million, a decrease of $73.0 million, or 46.6%, from a loss of $156.6 million in the year-ended December 31, 2002. Brazil, Mexico, Argentina and our corporate and other segment all significantly reduced their losses, while profit from Puerto Rico increased during the year. The reduced segment losses were primarily achieved by lower telecommunications, network and member services expense in cost of revenues, and lower sales and marketing expense, which offset decreases in revenues. Currency devaluations reduced reported costs and expenses by $4.6 million in 2003.

      In the year ended December 31, 2003, Brazil reduced its year-over-year loss by 36.7% to $60.5 million, an improvement from a loss of $95.4 million in the prior year. Approximately $41.2 million of the loss in 2003 and $41.8 million of the loss in 2002 is expense related to the amortization of the shares given to Banco Itaú in consideration for its entering into the strategic marketing agreement with us, a non-cash charge. Our Mexico segment loss declined by 79.5% to $7.6 million during the 2003 fiscal year, down from a loss of $37.3 million in the prior year. Argentina’s loss decreased by 46.4% to $1.7 million. Our corporate and other segment loss was reduced by 30.5% to $15.1 million, primarily as a result of workforce cost reduction efforts and abandonment of leased office space in 2002. Puerto Rico reported income of $2.5 million during 2003, up from $1.0 million in the prior-year period. The increase in Puerto Rico was driven by higher average paid membership levels.

      Our loss from operations for the year ended December 31, 2002 decreased to $156.6 million, from $295.1 million in the prior year ended December 31, 2001. All segments significantly reduced their losses aided primarily by cost reductions achieved through our focus on higher quality members and the translation impact of currency devaluations on expenditures. Brazil narrowed its year-over-year loss by 35.4%, or $52.3 million, to $95.4 million. Mexico reduced its loss to $37.3 million, down $34.3 million, or 47.9%, from a loss of $71.6 million in 2001. Argentina’s loss was reduced by 92.1% to $3.1 million, down from a loss of $39.7 million in the year ended December 31, 2001. The improvement in Argentina was driven by the impact of a 66% decline in the value of the peso, in addition to reduction in local operating activities necessitated by the economic crisis affecting that country. Our corporate and other segment also reduced its loss, from $28.7 million in 2001 to $21.7 million, primarily as a result of workforce cost reduction efforts and the abandonment of leased office space.

Total and Long-Lived Assets by Segment

      Our total and long-lived assets on a segment basis are as follows. Long-lived assets are comprised primarily of fixed assets and capitalized product development and other intangible assets for each period presented:

	As of

	December 31,	December 31,		%
	2003	2002	Change	Change

	(Dollars in thousands)
Total assets breakdown by segment:
— Brazil	$10,069	$6,818	$3,251	47.7%
— Mexico	3,575	7,035	(3,460)	(49.2)
— Argentina	4,421	3,959	462	11.7
— Puerto Rico	569	605	(36)	(6.0)
— Corporate and other	37,105	81,857	(44,752)	(54.7)

	$55,739	$100,274	$(44,535)	(99.0)%

Long-lived assets:
— Brazil	$2,381	$2,528	$(147)	(5.8)%
— Mexico	593	1,304	(711)	(54.6)
— Argentina	282	304	(22)	(7.3)
— Puerto Rico	232	254	(22)	(8.6)
— Corporate and other	1,283	2,593	(1,310)	(50.5)

	$4,771	$6,983	$(2,212)	(31.7)%

      At December 31, 2003, we had total assets of $55.7 million, a decrease of $44.5 million as compared with total assets of $100.3 million at December 31, 2002. At December 31, 2003, our assets were primarily concentrated in our corporate and other sector, which at $37.1 million accounted for 66.6% of total assets. Cash and cash equivalent balances at December 31, 2003, of $32.9 million accounted for 59.1% of total assets and 88.7% of assets in our corporate and other segment. Assets located in Brazil, Mexico, Argentina and Puerto Rico amounted to $10.1 million, $3.6 million, $4.4 million and $0.6 million at December 31, 2003, respectively, and consisted primarily of accounts receivable and prepaid expenses. Fixed assets and capitalized product development accounted for $4.8 million of total assets. Of the assets located in Argentina, $4.0 million corresponded to our prepaid value-added tax position.

      At December 31, 2002, we had total assets of $100.3 million, up from $84.4 million at December 31, 2001. At December 31, 2002, our assets were primarily concentrated in our corporate and other sector, which at $81.9 million accounted for 81.7% of total assets. Cash and cash equivalent balances, which increased at year-end by the final issuance of senior convertible notes to Time Warner in the amount of $67.0 million on December 30, 2002, represented $74.6 million of total assets. Assets located in Brazil, Mexico, Argentina and Puerto Rico amounted to $6.8 million, $7.0 million, $4.0 million and $0.6 million at December 31, 2002, respectively, and were comprised primarily of accounts receivable, fixed assets and capitalized product development. Of the assets located in Argentina, $3.5 million corresponded to our prepaid value-added tax position. The reported dollar value of assets located in the countries was reduced by approximately 16% due to the translation impact of currency devaluation.

      The year-over-year decrease in long-lived assets located in the operating countries resulted mainly from the amortization of fixed assets over their expected useful lives and the impact of currency devaluation on reported translated values. The reduction in long-lived assets in Brazil and Mexico was also impacted by write-off of leasehold improvements associated with the abandonment of our leased office space as part of our consolidation of customer call centers.

      Depreciation and amortization expense for the year ended December 31, 2003 totaled $3.7 million, and was primarily incurred in Brazil and our corporate and other segments. Depreciation and amortization expense for the year ended December 31, 2002 totaled $5.0 million.

      Capital expenditures for long-lived assets in the year ended December 31, 2003 totaled $1.6 million, down from $2.0 million in the year ended December 31, 2002. Brazil accounted for most of capital spending in 2003, with $1.0 million. Expenditures on capital assets in the year ended December 31, 2002 amounted to $2.0 million, which Brazil and our corporate and other segments accounting for the majority with $1.0 million and $0.6 million, respectively.

Seasonality

      We expect subscriber registrations to be lower during the first and fourth calendar quarters, which is the summer season in Brazil and Argentina, and higher during our second and third calendar quarters, which is the winter season in these countries. However, seasonality from the southern hemisphere countries has been offset by the counter-balancing effects of Mexico and Puerto Rico, which are in the northern hemisphere. Therefore, we have not experienced pronounced seasonality to date in our business.

Critical Accounting Policies

      We believe the following represent our critical accounting policies as contemplated by FRR 72. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 2 to our audited consolidated financial statements.

Revenue Recognition

      For subscribers in Brazil, Mexico and Argentina that have elected to pay their subscription fees with credit cards or through direct debit from bank accounts, we begin to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers in these countries who pay their subscription fees through cash payment mechanisms, we do not begin to recognize subscription revenues until the cash payment is received. Subscribers to the AOL-branded service in Puerto Rico pay their membership fees directly to America Online. Revenue from subscribers in Puerto Rico, which is paid to us by America Online, is recognized when the fees become due. Were we to begin to recognize fees from subscribers choosing cash payment options as revenue when they become due, our subscriber revenues and bad debt expense would be greater than currently reported. As we continue to acquire additional experience with the collectibility of our cash accounts receivable, we may begin to recognize revenue when the fees become due, although we do not expect to do so in the near term future.

      Under our strategic alliance with Banco Itaú, prior to December 14, 2002, Banco Itaú was required to offer at least one hour of subsidized usage per month to subscribers of the co-branded service following the expiration of a subscriber’s trial period. Banco Itaú could also choose to provide additional subsidized time to its customers beyond the one-hour obligation. Banco Itaú was also required to pay us a nominal amount for subscribers who had not used the service during the previous month and who were beyond their free trial period. Amounts paid to us by Banco Itaú on behalf of its customers for subsidies that it chose or was required to make were recorded as a reduction of marketing expenses and not as subscriber revenues. Amounts paid directly to us by subscribers that exceeded the time subsidized by Banco Itaú were included in subscription revenues. Were we to have recognized payments from Banco Itaú as revenues, our subscriber revenues and sales and marketing expense would have been higher than reported. Under the terms of the revised marketing agreement, Banco Itaú is not required to subsidize its customers, although it may choose to do so. To the extent any additional customer subsidies are received from Banco Itaú, we will continue to record such subsidies as reductions in marketing expenses. Subsidies from Banco Itaú on behalf of its customers largely ceased in the second half of 2003.

Cost of Revenues – Zero Port Costs

      We have entered into zero-cost agreements with telecommunications companies who provide us with modem ports that are used by our customers to access our interactive services and the Internet. Under these agreements, we provide the telecommunications providers with advertising in exchange for the rental fees of the ports. We credit the value of the advertising we provide against our telecommunications expense in cost of revenues because we are not able to reliably determine the fair value of the ports under these arrangements. As a consequence, our cost of revenues does not reflect any expense for ports provided to us under these arrangements.

      Were we able to value the fair value of the ports received, we would recognize incremental revenue for the value of the advertising provided. We would also recognize expense for the value of the ports. Although the profit impact of this alternative treatment would be neutral, we would report both higher revenues and higher expense.

Valuation of Accounts Receivable – Allowances for Bad Debt

      We estimate that the carrying amount of our trade accounts receivable, which are primarily from subscription fees and advertising and other revenues, approximate their fair market value. This requires us to estimate the portion of accounts receivable that will ultimately be written off as uncollectible.

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

      We recorded provisions to the allowance of approximately $25,000 in the year ended December 31, 2003, $0.5 million in the year ended December 31, 2002 and $2.2 million in the year ended December 31, 2001. Write-offs against the allowance totaled $0.4 million, $0.8 million and $0.7 million in the years ended December 31, 2003, 2002 and 2001, respectively.

      As of December 31, 2003, we had a value-added tax (“VAT”) receivable from the Argentine government of approximately $4.0 million. This receivable, which arose in the normal conduct of our business, is recoverable as we make sales in Argentina and make collections from our customers. Given current economic conditions in Argentina, the period of collection is likely to exceed five years. Were the government in Argentina to dishonor its VAT obligation, or force its exchange for securities of lower value, this could result in an impairment of the value of our VAT asset. We have not established any valuation allowance for this asset.

Deferred Tax Assets

      Deferred income tax assets and liabilities are determined based on the difference between financial reporting and the tax bases of assets and liabilities. We measure these taxes using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Given our history of operating losses, we have significant tax loss carry forward assets that we have fully reserved to reduce their carrying value to zero. Were we to determine that such assets were eventually to be utilized, we would reverse the related valuation allowances and recognize a benefit related to these assets.

Stock-Based Compensation: Accounting for Stock Options

      AOLA follows SFAS No. 123, “Accounting for Stock-Based Compensation‘(“SFAS 123”), as amended by SFAS No. 148, which established a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method of accounting for their employee stock compensation plans. This pronouncement also allows an entity to continue to measure compensation cost for those plans based on Accounting Principles Board (“APB”) Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and disclose the pro forma net income and net income per share as if the fair value method had been applied in measuring cost. Compensation cost is determined based on the intrinsic value of the stock options as required by the provisions of APB 25 and is recognized when probable, based on the best estimate of the outcome of the performance condition. AOLA has elected to apply APB 25 in accounting for its 2000 Stock Plan.

      Accordingly, as a result of applying the intrinsic value method of accounting to stock options we have issued, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant. Total expense recognized in relation to the granting of stock options issued below market price was limited to approximately $240,000 in the year ended December 31, 2003, $301,000 in the year ended December 31, 2002, and $324,000 in the year ended December 31, 2001, related to an options grant issued to our Chief Executive Officer. Had we accounted for stock options issued to our employees using the fair value method, we would have had a stock-based compensation credit of $61,000 in the year ended December 31, 2003, and a stock-based compensation expense of $5.3 million and $15.1 million in the years ending December 31, 2002 and 2001, respectively.

Forward-Looking Statements

      This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: efforts to improve the quality of our membership base and the results of those efforts, migration of members from our AOLA country services to our web-based interactive services, the expectation that our web-based interactive services will or will not become our primary product offering in particular markets, future membership levels, future revenues, the benefits we expect to receive from our strategic alliance with Banco Itaú and our amended marketing agreement with McDonald’s in Brazil, the expected implementation of our amended marketing agreement with McDonald’s in Brazil, future marketing efforts, future cost of revenues and future costs and expenses, future losses, the method of payment of interest on the Time Warner notes and the amount of such dividends, the method of redemption of our preferred stock, our expectation that current cash on hand will be sufficient to fund operations into the first quarter of 2005, expected improvements and expansion of telecommunication services and infrastructure in Latin America, pricing of telephone services and related regulations in Latin America, our ability to effectively compete, penalties and other payments we expect to receive from Banco Itaú, the effect of material firm operating commitments on our liquidity and cash flows, America Online’s and Time Warner’s future ownership levels and voting strength, the expected impact of current legal proceedings, margins for our broadband product offering, future payments to related parties, future changes in telecommunications legislation in Latin America and the impact of such changes, our exposure to foreign currency fluctuations, and America Online’s ability to protect our intellectual property rights and the adequacy of our network infrastructure.

Risk Factors

      The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

We have experienced substantial losses and we may not achieve or maintain profitability or sustain our business

      We incurred cumulative net operating losses of approximately $852.6 million from December 15, 1998, the date of our inception, through December 31, 2003. We expect to continue to incur additional losses. We cannot predict what impact, if any, continued losses will have on our ability to finance and sustain our operations in the future. We will need to generate significant revenues to achieve profitability and we may not be able to do so.

If our membership base continues to decrease, our short-term liquidity will be negatively impacted.

      Our liquidity over the next year will be dependent upon maintaining our membership base. If our membership turnover increases and our membership base decreases, our short-term liquidity will be negatively impacted.

Because America Online, Time Warner, the Cisneros Group and Banco Itaú do not have any commitment to fund our future capital requirements, if we are unable to obtain additional financing from them or other sources, we may be unable to sustain our business

      We anticipate that our cash on hand will be sufficient to fund operations only into the first quarter of 2005, based upon our current operating budget. In addition, in March 2007, we will require $160.0 million to repay our senior convertible notes. Our principal stockholders have no obligation to provide additional financing to cover our future needs and Time Warner has stated that it does not plan to provide us with additional funding. Furthermore, Time Warner is not obligated to refinance our senior convertible notes.

      There can be no assurance that additional funding can be obtained from other parties on favorable terms, or if at all. If additional financing were to be obtained through the sale of additional equity or debt securities, or by entering into a credit facility, there is no assurance that the holders of the senior convertible notes issued to Time Warner will not require the proceeds of any such financing to be used to repay the senior convertible notes. To the extent that the holders of the senior convertible notes require the proceeds of any such financing to be used to repay the senior convertible notes, the funds would not be available for use by the Company. Any additional equity financing, if available, may be dilutive to our stockholders, and any debt financing, if available, may involve restrictions on our financing and operating activities.

America Online, Time Warner and the Cisneros Group control our company, may have interests that conflict with the interests of class A common stockholders and are free to place their interests ahead of those stockholders

      Because America Online/Time Warner and the Cisneros Group operate in the interactive services and media industries, their current control of approximately 57.3%, and 39.9%, respectively, of the voting power of our outstanding capital stock, creates actual and potential conflicts of interest between them and us. Neither our restated certificate of incorporation nor our agreements with America Online, Time Warner and the Cisneros Group prevent them from pursuing other opportunities that might be disadvantageous to us, acquiring a minority interest in businesses that compete with us or, in some instances, directly competing with us. Consequently, they each have the power to take actions that may be directly opposed to our interests and the interests of the class A common stockholders.

If we are not able to convert our subscribers into paying subscribers, or are unable to retain paying subscribers, we will not be able to increase our revenues

      We have had difficulty in converting trial subscribers and subscribers who choose non-credit card payment options into subscribers who pay on a timely basis. In addition, the turnover rate for our paying subscribers continues at very high levels. If we fail to successfully convert trial and non-credit card payment subscribers, or if we fail to retain paying subscribers, we will have difficulty increasing our revenues and reducing our operating losses. Historically, a substantial majority of our subscribers who have chosen non-credit card payment methods have not made payments on their accounts following the end of their free trial periods or have not made timely payment.

      Because our marketing efforts generally include offering a free trial period to our subscribers, significant portions of our subscribers are in their free trial period.

Reduced marketing expenditures may negatively impact our ability to attract new members

      In 2003 and 2002, we significantly reduced our marketing expenditures in an effort to conserve available cash and to target higher-value members. These reduced expenditures may hamper our ability to attract new members and grow our business.

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

If we are unable to implement our marketing agreement with McDonald’s in Brazil in a timely and effective manner, our membership may not grow

      Our marketing efforts and our future membership growth are heavily dependent on the successful implementation of our McDonald’s marketing agreement in Brazil. If we are not able to implement this agreement in a timely or effective manner, we may not be able to increase our future membership and revenues. To date, this agreement has been subject to a number of delays and we have paid McDonald’s a total of $2.1 million. This agreement has been in effect since January 2003, and we do not expect to complete implementation until the first quarter of 2005. We recently restructured our agreement with McDonald’s in a manner which we hope will facilitate the implementation of the project in a more timely and effective manner. If we are unable to effectively implement this agreement, we may not recover the value of our current and projected future investment in the project.

Intense competition in Latin America, including competition from providers of free and low-cost Internet services, may adversely affect our ability to generate revenues and acquire market share

      We compete in a marketplace with a wide range of competitors, including providers of online and Internet access services and portals. Competition is intense and may increase, which could adversely affect our ability to generate revenues and acquire market share. Furthermore, providers of free Internet access in Brazil have continued to attract significant numbers of new users.

      We compete with providers of Spanish- and Portuguese-language interactive services, including Internet access services, portals, search engines and Web directories. We compete in the broader Latin American regional market as well as in country specific local markets. Our principal regional market competitors include Terra Lycos, an affiliate of Telefónica, and Microsoft (MSN). Our primary local competitors in our core target countries include UOL and free services provided by Internet Gratis (iG), Super11 and iBest in Brazil; Telmex in Mexico, which has an alliance with Microsoft for the development of content and offers a Prodigy-branded service; Ciudad Internet and Arnet, which is owned by Telecom, in Argentina; and Puerto Rico Telephone Company, AT&T, Earthlink and Juno in Puerto Rico. There are currently many other Internet access providers in Latin America.

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

If consumers do not respond favorably to our web-based services, our business will suffer

      In 2003, we began to introduce web-based services, which differ from our country services in that they do not require client software and are generally lower priced. Price, member retention and profitability targets may not prove feasible. External factors, such as the development of competitive alternatives and competitor responses, may impact consumer acceptance of these new services. Our business is heavily dependent on consumer acceptance of these new services.

If America Online and the Cisneros Group fail to agree on matters related to our business, our business may be adversely affected for as long as they remain in deadlock

      Because America Online and the Cisneros Group jointly control us through provisions contained in our restated certificate of incorporation, restated by-laws, and stockholders’ agreement, either America Online or the Cisneros Group can block a wide variety of actions, including marketing activities, budgetary authorizations and changing significant corporate governance provisions in our restated certificate of incorporation and restated by-laws.

Our potential issuance of stock upon the conversion of our convertible debt, our payment of interest under the notes in additional stock, and our expected redemption of preferred stock will cause substantial dilution and may depress the price of our class A common stock

      The conversion of the senior convertible notes and/or the payment of interest on the senior convertible notes in stock will result in substantial dilution to the interests of our class A stockholders and could decrease the price of our stock. A decline in the price of our class A common stock could encourage short sales of our class A stock, which could place further downward pressure on the price of our stock.

      Additionally, under the terms of our revised charter, on August 7, 2005, we must redeem approximately 59.4% of the then outstanding series B and C preferred stock issued to America Online and the Cisneros Group. The exact percentage to be redeemed is subject to adjustment based on the number of shares we will issue in payment of interest on our senior convertible notes through August 7, 2005, which is in turn dependent on the price of our class A common stock. The series B and series C preferred stock may be redeemed, at our option, in cash, by delivery of shares of class A common stock or by any combination of cash and shares of class A common stock. However, due to our limited cash position, we expect to redeem these shares of preferred stock through the issuance of shares of class A common stock. This will result in significant additional dilution to our class A stockholders.

Volatile economic, social and political conditions in Latin America could make it difficult for us to develop our business, generate revenues or achieve or sustain profitability

      Economic, social and political conditions in Latin America are volatile. This volatility could make it difficult for us to develop our business, generate revenues or achieve or sustain profitability. Historically, volatility has been caused by currency devaluations, significant governmental influence over many aspects of local economies, political and economic instability, unexpected changes in regulatory requirements, social unrest or violence, slow or negative economic growth, imposition of trade barriers, and wage and price controls. Most of these factors were significant factors impacting our business during the fiscal years 2003, 2002 and 2001 and have occurred at various times over the last two decades in the Latin American markets in which we operate, including Brazil, Mexico and Argentina. We have no control over these matters. Social, political and economic conditions may inhibit online services and Internet use, create uncertainty in our operating climate and cause advertisers to reduce their advertising spending, all of which may adversely impact our business.

In the past, our revenues have been impacted by devaluation of local currencies. Because most of our revenues are paid in Latin American currencies, our reported revenues decline as these currencies depreciate relative to the U.S. dollar

      Although our reporting currency is the U.S. dollar, most of our revenues are received in the currencies of the countries in which we offer our interactive services. The currencies of many Latin American countries, including Brazil, Mexico and Argentina, have experienced substantial volatility and depreciation in the past. Our revenues will decline in value if the local currencies in which we are paid depreciate relative to the U.S. dollar, which would adversely affect our business.

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

      First, we have no rights to offer AOL-branded wireless-based online services unless the services are developed by America Online for commercial launch before August 7, 2004. Second, we will lose our exclusivity: (i) to AOL-branded PC-based online services upon the date on which either America Online or the Cisneros Group owns 20% or less of our outstanding capital stock as of August 7, 2000; and (ii) to AOL-branded TV- and wireless-based online services, upon the later of August 7, 2005 or the date on which either America Online or the Cisneros Group owns 20% or less of the outstanding capital stock of AOLA. Third, America Online may terminate our license agreement if we materially breach its terms. Fourth, our license to offer a network of Spanish- and Portuguese-language AOL-branded portals in Latin America is non-exclusive. Except for the CompuServe Classic-branded services, we have no rights to market non-AOL-branded interactive services owned by America Online, including Netscape, MapQuest and Moviefone. These limitations may prevent us from pursuing potentially lucrative business opportunities.

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

We may not be able to retain or recruit qualified personnel, which could impact the management and development of our business

      Our success depends in part upon both the continued services of our executive officers and other key employees and our ability to attract and retain highly skilled and qualified personnel. The loss of the services of one or more of our key personnel could adversely impact our business. Since competition for talented people is intense, we may have difficulty in retaining and attracting skilled and qualified personnel.

If we fail to adapt our online services to accommodate faster methods of Internet access or if we fail to offer new technologies, we may lose members or fail to attract new members and our revenues may decline

      Unless we can accommodate high-speed Internet and online service access, new technologies, such as TV- and wireless-based services, and operating system platforms other than Windows 95, Windows 98, Windows ME and Windows XP, our interactive services will be less appealing to consumers and our revenues may decline. We expect high-speed Internet and online service access to become more widely available in Latin America. We will be at a competitive disadvantage if we cannot allow our members to connect to our online services at these higher speeds or over new technologies. To date, we only offer high-speed Internet access services in Brazil.

We may become subject to burdensome government regulations affecting interactive services, which could increase our costs of doing business or impair our ability to generate revenues

      The legal and regulatory environment that pertains to interactive services in Latin America remains uncertain and may change. Latin American countries may adopt laws and regulations or apply existing laws to interactive services, including online service and Internet advertising. Uncertainty and new regulations could increase our costs, prevent us from delivering our interactive services and slow the growth of the Internet significantly, which could delay growth in demand for our interactive services and limit our ability to generate revenues.

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

Because credit card penetration in Latin America is limited, our ability to attract members who pay on a timely basis may be affected

      Credit card penetration in the markets we serve in Latin America is significantly lower than in the United States. This limits the number of potential subscribers to our AOLA country services who could pay by credit card. We have had difficulty collecting payments from subscribers who pay by means other than credit cards.

In the past, we have had difficulty complying with certain Nasdaq listing requirements. If we are not able to satisfy the continued listing requirements of the Nasdaq SmallCap market, our class A common stock could be delisted resulting in reduced liquidity for our stockholders and possible lower stock price

      In the past, we have had difficulty complying with various Nasdaq listing requirements. If our stock were delisted from the Nasdaq SmallCap market, our stockholders could have reduced liquidity and the price of our stock could decrease.

We have a number of arrangements with telecommunications network providers that have not been executed and these providers could modify the terms of these arrangements at any time

      We have several arrangements with telecommunications providers that have not been memorialized in written contracts. As a result, these telecommunication providers could change the terms under which they provide service to us or terminate their relationship with us at any time. In addition, a change in telecommunications regulations could encourage these providers to change the terms under which they provide service or terminate their relationships with us.

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

      As of December 31, 2003, we had total assets in Argentina totaling approximately $4.4 million, of which approximately $4.0 million is related to a local-currency denominated VAT receivable from the Argentine government. This VAT receivable is classified under Other Assets in the Consolidated Balance Sheet. This VAT receivable is not subject to expiration.

      To date, our consolidated results of operations have not been materially impacted by inflation. Inflation was approximately 9% in Brazil during calendar 2003 and is expected to reach a similar level in calendar 2004. Inflation in Argentina was approximately 4.0% during calendar 2003, and is expected increase slightly to 7% in calendar 2004 as the Argentine economy has resumed growth after devaluing its currency in 2001. Inflation in Mexico was 4% in 2003 and is forecasted to reach a similar level in 2004.

      We are exposed to market risk as it relates to changes in the market value of our investments. As of December 31, 2003, we did not have any material investments in marketable securities.

Item 8.	Financial Statements and Supplementary Data

      Reference is made to the financial statements listed under the heading “(a) (1) Audited consolidated financial statements” of Item 15 of this report, which financial statements are incorporated herein by reference in response to this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures.

      (a) Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiary, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

      (b) Changes in Internal Controls

      No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of our last fiscal year, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Board Structure

      Our board consists of 14 directors who are elected annually.

      America Online, Inc. and the Cisneros Group are each entitled to elect five directors:

      America Online, Inc. has elected:

•	J. Michael Kelly;

•	David Gang;

•	Joseph A. Ripp; and

•	Gerald Sokol, Jr.

      The Cisneros Group has elected:

•	Steven I. Bandel;

•	Gustavo A. Cisneros;

•	Ricardo J. Cisneros;

•	Cristina Pieretti; and

•	Robert S. O’Hara, Jr.

      Our three remaining directors are:

•	Vernon E. Jordan, Jr.;

•	William H. Luers; and

•	M. Brian Mulroney

      We currently have two vacancies on our Board of Directors, one of which resulted from the resignation of Roberto Egydio Setubal on July 31, 2002. We do not expect this vacancy to be filled at this time. On December 31, 2003, Michael J. Lynton, who was elected by America Online, resigned from our Board of Directors. We do not expect America Online to fill this vacancy at this time.

Biographical Information

      The individuals listed below are our executive officers or members of our board of directors, as indicated. The stated age of each such individual is as of March 21, 2004.

Name	Age	Position

Charles M. Herington	44	President and Chief Executive Officer
Osvaldo Baños	48	Executive Vice President and Chief Financial Officer
Milton P. Brice	44	Treasurer and Controller
David A. Bruscino	41	Vice President, General Counsel and Secretary
Eduardo A. Escalante Castillo	45	President, AOL Mexico
Milton R. Camargo	46	President, AOL Brasil
Travis Good	43	Vice President, Technology and Operations
Eduardo Hauser	35	Executive Vice President, AOL Services and Business Affairs
Steven I. Bandel	50	Director
Gustavo A. Cisneros	58	Director
Ricardo J. Cisneros	56	Director
David A. Gang	46	Director
Vernon E. Jordan, Jr.	68	Director
J. Michael Kelly	47	Director
William H. Luers	74	Director
M. Brian Mulroney	65	Director
Robert S. O’Hara, Jr.	64	Director
Cristina Pieretti	52	Director
Joseph A. Ripp	52	Director
Gerald Sokol, Jr.	41	Director

      Charles M. Herington. Mr. Herington has been our president and chief executive officer since February 1999. Before joining AOLA, Mr. Herington served as president of Revlon América Latina from January 1998 to February 1999. From 1990 through 1997, Mr. Herington held a variety of senior management positions with PepsiCo Restaurants International, including regional vice president of KFC, Pizza Hut and Taco Bell for South America, Central America and the Caribbean from September 1995 to September 1997, regional vice president of KFC for Latin America from February 1994 to September 1995, general manager of KFC Puerto Rico from February 1992 to February 1994, general manager of franchise markets for KFC Latin America from February 1991 to February 1992 and marketing director for KFC for Latin America from May 1990 to February 1991. Between 1981 and 1990, Mr. Herington served in various managerial positions at Procter & Gamble. Mr. Herington is also a director of Adolph Coors Company and its principal subsidiary, Coors Brewing Company, and of NII Holdings, Inc.

      Osvaldo Baños. Mr. Baños is our executive vice president and chief financial officer since September 2002. From June 1999 to September 2002, Mr. Baños was a partner and executive office of Gemini Group, a consulting and venture capital firm in Buenos Aires, Argentina. From July 1997 to May 1999, Mr. Baños served as president and chief executive officer of Buenos Aires Embotelladora, S.A., a bottler of Pepsi products in Latin America. From 1981 to 1996, Mr. Baños served in various executive positions at PepsiCo, Inc.

      Milton P. Brice. Mr. Brice, has served as our treasurer since June 2000, and our treasurer and controller since December 2001. From July 1984 to May 2000, Mr. Brice held a variety of management positions at The Procter & Gamble Company, primarily in the Latin America Division. From September 1994 to November 1998, Mr. Brice was Latin America regional treasurer; from June 1991 to August 1994, he was finance manager for Procter & Gamble Argentina; and from June 1990 to May 1991, he was regional product supply finance manager for Latin America.

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

      Milton R. Camargo. Mr. Camargo has been the president and general manager of our Brazilian subsidiary, AOL Brazil, since March 31, 2003. Prior to that, he served as the chief operating officer of AOL Brazil beginning in May 1, 2001, having started with AOL Brazil in July 2000 as the business unit director for the AOL/ Banco Itaú relationship. From July 1997 to July 2000, Mr. Camargo served as president of the Brazil Porto Alegre South Mission of the Church of Jesus Christ of the Latter-Day Saints. From February 1996 to June 1997, he worked for Philips do Brasil as marketing director in the Lighting Division. From April 1991 to January 1996, he worked for Otis Elevator Company, a subsidiary of United Technologies Corporation, in various positions, culminating in the position of international commercial division manager.

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

      Eduardo Hauser. Mr. Hauser is our executive vice president of AOL services and business affairs, a position he has held since July 2003. From January 2001 to June 2003, Mr. Hauser served as our vice president of AOL services. From January 2002 to July 2003, Mr. Hauser served as our vice president of business affairs. From March 1999 to January 2001, Mr. Hauser served as our vice president of corporate development. Before joining AOLA, Mr. Hauser was employed from September 1988 to March 1999 by different companies in the Cisneros Group, serving in a variety of positions, including vice president, news, of Venevisión from September 1997 to March 1999, and as managing director of Highgate Properties, a company within the Cisneros Group, from September 1993 to September 1997.

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

      Gustavo A. Cisneros. Mr. Cisneros has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. He is chairman and chief executive officer of the Cisneros Group. Since 1975, Mr. Cisneros has overseen the management and operations of the Cisneros Group and is an executive officer and director of many of its constituent companies. Mr. Cisneros is a director of Univision Communications Inc., Barrick Gold Corp. and Pueblo International LLC.

Mr. Cisneros is a charter member of the United Nations Information and Communication Technologies (ICT) Task Force. He holds positions on the World Business Council and Board of Governors for the Media, Communications and Entertainment Industries at the World Economic Forum, the International Advisory Council of Columbia University, the University Council at Rockefeller University and the Board of Overseers at Babson College. Mr. Cisneros also serves on the Advisory Committee for the David Rockefeller Center for Latin American Studies and the Center for International Development’s International Advisory Board at Harvard University, as well as the Board of Governors of the Joseph H. Lauder Institute of Management and International Studies of the Wharton School at the University of Pennsylvania. Mr. Cisneros also serves on the Board of Advisors for the International Advisory Board of the Council on Foreign Relations in New York, the Chairman’s International Advisory Council of the Americas Society, the Board of Overseers of the International Center for Economic Growth, the Chairman’s Council of the Museum of Modern Art, the Board of Trustees and International Museum Council of The Museum of Television & Radio, and the Board of Directors for the International Council of the National Academy of Television Arts and Sciences. Mr. Cisneros is the brother of Ricardo J. Cisneros.

      Ricardo J. Cisneros. Mr. Cisneros has been a member of our board of directors since January 2000 and was appointed to the board by the Cisneros Group. He is vice-chairman of the Cisneros Group. Since 1975, he has served as an executive officer and a director of a number of the companies within the Cisneros Group. He serves on the board of the Simon Bolivar Foundation in New York. Mr. Cisneros is also the director of the Fundación Cisneros and the Fundación Cultural Venevisión in Venezuela. In 1993, Mr. Cisneros with his brother Gustavo, established the Gustavo and Ricardo Cisneros Fund at Rockefeller University, which focuses its research on diseases prevalent in Latin America and provides for the annual appointment of the Rockefeller Latin American Research Scientists. Mr. Cisneros is the brother of Gustavo A. Cisneros.

      David A. Gang. Mr. Gang has been a member of our board of directors since July 31, 2003 and was appointed to the board by America Online. Mr. Gang has served as executive vice president of AOL Products since April 2003. Before that, he served as executive vice president of product marketing for America Online from June 2002 to April 2003. From June 1999 until June 2002, Mr. Gang served as senior vice president of strategic development for America Online and from July 1995 to June 1999 he served as vice president of product marketing of America Online. Before joining America Online, Mr. Gang was vice president of marketing at Aldus Consumer Division from 1992 to 1994, where he created and developed Aldus home publisher and Aldus art explorer. From 1990 to 1992, he was president of After Hours Software.

      Vernon E. Jordan, Jr. Mr. Jordan has been a member of our board of directors since August 2000. Since January 2000, he has been a senior managing director of the investment banking firm of Lazard Fréres & Co. LLC and of counsel at the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. At Akin Gump, he was a senior partner from 1992 to 1999 and a partner from 1982 to 1992. He is a member of the board of directors of the American Express Company, Asbury Automotive Group, Inc., Dow Jones & Company, Inc., J.C. Penney Company, Inc., Sara Lee Corporation, and Xerox Corporation. He is also on the International Advisory Board of DaimlerChrysler AG and a senior advisor to Shinsei Bank, Ltd. Mr. Jordan is also a trustee of Howard University.

      J. Michael Kelly. Mr. Kelly has been a member of our board of directors since January 2000 and was appointed to the board by America Online. Mr. Kelly has served as chairman and chief executive officer of AOL International since September 2002. Before that, he served as chief operating officer of America Online from November 2001 to September 2002. From January 2001 through October 2001, Mr. Kelly served as executive vice president and chief financial officer of Time Warner. He served as senior vice president and chief financial officer of America Online from July 1998 to January 2001. Before joining America Online, he had been executive vice president of finance and planning and chief financial officer of GTE Corporation since June 1997. Mr. Kelly was appointed GTE’s senior vice president of finance in 1994.

      William H. Luers. Mr. Luers has been a member of our board of directors since August 2000. He has been chairman, chief executive officer and president of the United Nations Association of the United States of America since February 1999. From May 1986 to February 1999, Mr. Luers served as president of the Metropolitan Museum of Art in New York, New York. He is a member of the board of directors of Wickes Inc., and several incorporated mutual funds managed by Deutsche Scudder Investments, Inc.

      The Right Honourable M. Brian Mulroney. The Right Honourable M. Brian Mulroney has been a member of our board of directors since August 2000. He has been a senior partner in the law firm of Ogilvy Renault in Montreal, Quebec, Canada since August 1993. From September 1984 to June 1993, Mr. Mulroney served as the prime minister of Canada. He is a member of the board of directors of the Archer Daniels Midland Company, Barrick Gold Corp.,Trizec Properties, Inc., Cendant Corporation, Quebecor Inc. and Quebecor World Inc.

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

      Joseph A. Ripp. Mr. Ripp has been a member of our board of directors since April 2002 and was appointed to the board by America Online. He has served as vice chairman of America Online, Inc. since September 2002. Before that, he served as executive vice president and chief financial officer of America Online from January 2001 to September 2002. From July 1999 to January 2001, Mr. Ripp was executive vice president and chief financial officer of Time Warner Inc. From April 1994 to July 1999, Mr. Ripp served as executive vice president, chief financial officer and treasurer of Time Inc. Mr. Ripp is a member of the board of trustees of Manhattan College, as well as a member of the finance committees of A Better Chance and the Advertising Educational Foundation. He also serves as chair of the finance committee of the Advertising Educational Foundation. In addition, Mr. Ripp is a director, chairman of the finance committee, and a member of the executive committee of the Ad Council.

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

Controlled Company Status

      We are exempt from certain independent director requirements set forth in Rule 4350(c) of The Nasdaq Stock Market Inc. because we are a “Controlled Company” within the meaning of Rule 4350(c)(5). We have received a letter from Nasdaq confirming our analysis that we are a “Controlled Company”. We have concluded that we are a “Controlled Company” because America Online and the Cisneros Group currently own in excess of 50% of the voting power of our securities and each of

America Online and the Cisneros Group have on file a Schedule 13D acknowledging that it may be considered to be acting as a member of a group with the other.

Audit Committee

      We have an Audit Committee established by our Board of Directors for the purpose of overseeing our accounting and financial reporting processes and our audits of our financial statements. This committee currently has three members, comprised of our Chairman, Robert S. O’Hara, Jr., William H. Luers and Vernon E. Jordan, Jr.

      The Board of Directors has determined that we do not have an audit committee financial expert (as that term is defined under Item 401(h) of Regulation S-K) serving on our audit committee. As disclosed above, we have few independent directors and are deemed a “Controlled Company” under Nasdaq regulations. None of our independent directors meets the criteria of an audit committee financial expert.

Code of Ethics

      We have adopted a code of ethics that applies to all directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. We have made our code of ethics available on our website at www.aola.com/investors. Disclosure regarding any amendments to, or waivers from, provisions of our code of ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within five business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of The Nasdaq Stock Market, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and beneficial owners of more than 10% of our capital stock to file reports with the Securities and Exchange Commission regarding their ownership and changes in their ownership of our capital stock. To our knowledge, during 2003, our officers, directors and greater than 10% beneficial stockholders complied with all Section 16(a) filing requirements on time.

Item 11.	Executive Compensation

Compensation of Directors

      The directors appointed by America Online and the Cisneros Group do not receive cash compensation for services rendered in their capacity as directors, except that effective as of January 1, 2004, Robert S. O’Hara, Jr. received compensation as set forth below. The other members of our board receive a fee of $10,000 for each regular board meeting they attend, a fee of $1,000 for each special telephonic meeting they attend and a fee of $7,500 per fiscal year for serving on a committee of our board. The chairperson of each committee receives an additional fee of $2,500 per fiscal year. The directors may receive additional compensation in a manner to be determined by our board. All directors are eligible for reimbursement for actual reasonable costs incurred in attending our board and committee meetings.

      Our non-employee directors also receive automatic stock option grants under our 2000 Stock Option Plan upon joining our board. Options granted under this plan are non-qualified stock options. Each non-employee board member elected for the first time to our board is granted an option to purchase 60,000 shares of class A common stock upon the date of his or her initial election. The exercise price of the options is 100% of the fair market value of the class A common stock on the date of the option grant. The options are exercisable as of the date granted, and their term is ten years. As of March 11, 2004, none of these options granted under the plan had been exercised. Under America Online’s conflicts of interests standards, David A. Gang, J. Michael Kelly, Joseph A. Ripp and Gerald Sokol, Jr., each a member of our board as well as an employee of America Online, must transfer the economic benefit of their options to America Online.

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

Summary Compensation Table

      The following table presents the total compensation paid or accrued to our named executive officers during our fiscal years ended December 31, 2003, December 31, 2002 and December 31, 2001.

      “Named executive officer” refers to our chief executive officer and to our four most highly paid executive officers who earned more than $100,000 in the fiscal year ended December 31, 2003, and who were employed by us on December 31, 2003. Also included is Mr. Carlos D. Trostli, our former President and General Manager of AOL Brasil. Mr. Trostli would have been among our most highly compensated executive officers other than Mr. Herington, our chief executive officer, but for the fact that he was not serving as an executive officer on December 31, 2003. Mr. Trostli’s employment with us ended in March 2003.

					Long Term
	Annual Compensation				Compensation

					Securities
					Underlying
				Other Annual	Options
Name and Principal Position	Year	Salary	Bonus	Compensation	Awarded

Charles M. Herington(1)	2003	$435,000	$372,605	$33,604	—
President and Chief	2002	435,000	440,220	33,904	150,000
Executive Officer	2001	410,166	150,000	33,946	750,000

Osvaldo Baños (2)	2003	$300,154	$128,485	—	—
Executive Vice President	2002	140,487	231,845	—	250,000
and Chief Financial Officer	2001	—	—	—	—

Eduardo A Escalante Castillo(3)	2003	$314,960	$138,306	$65,619	—
President and General	2002	316,315	179,860	47,200	80,000
Manager, AOL Mexico	2001	295,439	60,410	46,724	150,000

Eduardo Hauser	2003	$209,541	$81,383	$—	—
Executive Vice President	2002	204,390	98,033	—	44,600
AOL Services and Business Affairs	2001	179,862	29,832	—	90,000

David A. Bruscino(4)	2003	$187,658	$64,443	$18,622	—
Vice President and	2002	179,029	66,904	7,137	44,600
General Counsel	2001	163,832	43,492	26,744	90,000

Carlos D. Trostli(5)	2003	$158,055	$150,189	$33,608	—
former President and	2002	275,973	119,239	137,889	66,700
General Manager, AOL Brazil	2001	166,673	110,646	52,972	375,000

(1)	Mr. Herington’s other annual compensation consists of automobile allowance ($30,000 annually) and payment of club membership fees (approximately $4,000 annually).
(2)	Mr. Baños began his employment with us in August 2002. His annual bonus compensation in 2002 consisted of a signing bonus of $150,000 that was granted under Mr. Baños’ employment agreement and a performance bonus of $81,845.
(3)	Mr. Escalante’s other annual compensation consists of use of automobile (approximately $12,200 in 2003 and $20,000 annually in 2002 and 2001), children’s education allowance (approximately $51,000 in 2003 and $24,000 in 2002 and 2001).
(4)	Mr. Bruscino’s other annual compensation in 2001 consists of expenses related to his relocation to the Fort Lauderdale, Florida area when he joined AOLA. Mr. Bruscino’s other annual compensation in 2002 and 2003 consists of partial reimbursement of expenses related to overseas work.
(5)	Mr. Trostli’s employment with us began on May 7, 2001 and ended March 28, 2003. His other annual compensation includes use of automobile ($30,000 annually), children’s education allowance (2003: $3,209; 2002: $17,827; 2001: $9,537) and personal security (2003: $18,156; 2002: $87,056; 2001: $11,947).

Option Grants in 2003 to Named Executive Officers

      We did not grant any employee options to purchase shares of class A common stock during the year ended December 31, 2003 to the named executive officers listed in the summary compensation table.

Aggregated Option Exercises in the Last Fiscal Year and Year End Option Values

      The following table summarizes for each of the named executive officers unexercised options held at December 31, 2003. None of the named executive officers held any stock appreciation rights or exercised any stock options or stock appreciation rights during 2003. The value of unexercised in-the-money options at year-end is the difference between the exercise price and the fair market value of the underlying stock on December 31, 2003. The closing price of our class A common stock on the Nasdaq SmallCap Market on that date was $1.42.

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-The-Money Shares
	Options at Year End		at Year End(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Herington, Charles M.	1,750,001	449,000	—	—
Baños, Osvaldo	62,500	187,500	$72,500	$217,500
Escalante Castillo, Eduardo A.	376,250	228,750	—	—
Hauser, Eduardo A.	239,900	139,700	—	—
Bruscino, David A.	206,150	128,450	—	—
Trostli, Carlos D.	—	—	—	—

(1)	Actual Gains, if any, on exercise will depend on the value of the class A common stock on the date of sale of any shares acquired upon exercise of the option.

Employment Contracts, Termination of Employment, and Change-in-Control Agreements

      Charles M. Herington. Mr. Herington serves as our president and chief executive officer. Mr. Herington’s annual base salary from March 2002 through December 2003 was $431,700. From March 2001 through February 2002, Mr. Herington’s annual base salary was $413,000 and from September 2000 through February 2001 his annual base salary was $376,160. Mr. Herington is eligible to receive an annual bonus of up to 130% of his base salary, at the discretion of our board based on his performance. On August 7, 2000, Mr. Herington also received an option to purchase 1,300,000 shares of our class A common stock at $8.00 per share, its initial public offering price. As of January 1, 2003, Mr. Herington can purchase all shares available under this option grant. The board, in its discretion, may grant other stock options to Mr. Herington based upon his performance. Mr. Herington also holds options to purchase Time Warner common stock.

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

      Osvaldo Baños. Mr. Baños serves as our chief financial officer. Mr. Baños’ annual base salary has been $300,000 since he began his employment in August 2002. Mr. Baños also received a signing bonus of $150,000 in 2002. Mr. Baños is eligible to receive an incentive bonus of up to 50% of his base salary based on his performance and on the achievement of specified performance objectives. He is also eligible to receive options to purchase our class A common stock. As part of his employment agreement, Mr. Baños received an initial option grant of 250,000 shares.

      David A. Bruscino. Mr. Bruscino is our vice president and general counsel. Mr. Bruscino’s annual salary from May 2000 to February 2001 was $150,000. From March 2001 to February 2002, Mr. Bruscino’s annual salary was $166,837. From March 2002 to the present date, Mr. Bruscino’s annual salary is $183,521. Mr. Bruscino is eligible to receive an incentive bonus of up to 35% of his base salary based on his performance and on the achievement of specified performance objectives. Mr. Bruscino is also eligible to receive options to purchase shares of our class A common stock.

      Eduardo A. Escalante Castillo. Mr. Escalante is president and general manager of AOL Mexico. Mr. Escalante’s annual salary from March 2001 to March 2002 was $294,803 and from March 2002 to date is $282,584. This reduction reflects the impact of recent devaluation in the exchange rate of the Mexican peso versus the U.S. dollar. Mr. Escalante is eligible to receive an incentive bonus of up to 50% of his base salary based on his performance and on the achievement of specified performance objectives. Mr. Escalante is also eligible to receive options to purchase shares of our class A common stock.

      Eduardo Hauser. Mr. Hauser is our executive vice president of AOL Services and Business Affairs. From September 2000 until March 2001, Mr. Hauser’s annual base salary was $170,000. From April 2001 through December 2001, Mr. Hauser’s annual base salary was $182,210. From January 2002 to present, Mr. Hauser’s annual base salary was $209,541. Mr. Hauser is eligible to receive an annual bonus of up to 70% of his base salary, based on specified performance objectives related to advertising revenue. He is also eligible to receive options to purchase our class A common stock.

      Carlos D. Trostli. In connection with the termination of Mr. Trostli’s employment with our Brazilian subsidiary in May 2003, Mr. Trostli received a cash payment in the amount of $158,055. In addition, we agreed to continue his health and life insurance coverage for a period of one year following the termination, and he received a bonus for 2003 in the amount of $150,189.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table provides information regarding the ownership of our class A common stock as of March 1, 2004 by:

•	the named executive officers listed in the summary compensation table;

•	each director and nominee for director;

•	all current directors and executive officers as a group; and

•	each stockholder known by us to own beneficially more than 5% of our class A common stock.

      For purposes of calculating the number and percentage of outstanding shares held by each holder named below, any shares which that holder has the right to acquire within 60 days of March 1, 2004 are considered to be outstanding, but shares which may be similarly acquired by other holders are not considered to be outstanding.

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

•	A total of 216,666 shares originally issued to the Cisneros Group consist of shares of series C preferred stock held by the children of Gustavo A. Cisneros. These shares are subject to a voting agreement allowing Aspen Investments LLC to vote the shares. The voting agreement terminates if the series C preferred shares are transferred by the children in the future or if the shares are converted into shares of our class A common stock.

•	A total of 288,888 shares originally issued to the Cisneros Group consist of shares of series C preferred stock held by the children of Ricardo J. Cisneros. These shares are subject to a voting agreement allowing Atlantis Investments LLC to vote the shares. The voting agreement terminates if the series C preferred shares are transferred by the children in the future or if the shares are converted into shares of our class A common stock.

•	America Online’s shares include 240,000 shares of class A common stock issuable upon exercise of options held by employees of America Online, who are also directors of AOLA. Although such employees are the record holders of their respective options, America Online holds or shares disposition power with respect to all of the shares of the class A common stock underlying the options.

•	Banco Itaú’s shares are held through an indirect, wholly-owned subsidiary, Garnet Corporation.

      The address for America Online is 22000 AOL Way, Dulles, Virginia 20166. The address for Time Warner is One Time Warner Center, New York, New York 10019. The address for the stockholders affiliated with the Cisneros Group is c/o Finser Corporation, 550 Biltmore Way, Suite 900, Coral Gables, Florida 33134. The address for Banco Itaú and Garnet Corporation is Rua Boa Vista 176, São Paulo, Brazil.

	Shares of Class A Common Stock
	Beneficially Owned

Beneficial Owner	Number		Percent

Executive Officers and Directors
Charles M. Herington	2,010,000	(1)	1.46%
Osvaldo Baños	0		0.0%
Carlos D. Trostli	0		0.0%
Eduardo A. Escalante Castillo	527,500	(2)	0.39%
Eduardo Hauser	817,576	(3)	0.60%
David A. Bruscino	290,800	(4)	0.21%
Steven I. Bandel	640,593	(5)	0.47%
Gustavo A. Cisneros	57,730,886	(6)(16)	32.99%
Ricardo J. Cisneros	57,803,108	(7)(16)	33.02%
David A. Gang	60,000	(8)	0.04%
J. Michael Kelly	60,000	(8)	0.04%
Robert S. O’Hara, Jr.	68,000	(9)	0.05%
Cristina Pieretti	457,748	(10)	0.34%
Joseph A. Ripp	60,000	(8)	0.04%
Gerald Sokol, Jr.	60,000	(8)	0.04%
Vernon E. Jordan, Jr.	60,000	(11)	0.04%
William H. Luers	62,350	(12)	0.05%
M. Brian Mulroney	60,000	(11)	0.04%
All current and former executive officers and directors as a group — 21 persons	120,768,561		55.24%

Five Percent Stockholders
America Online, Inc.	136,791,706	(13)(16)	59.00%
Time Warner Inc.	216,345,694	(14)(16)	69.48%
Aspen Investments LLC	57,730,886	(6)(16)	32.99%
Atlantis Investments LLC	57,803,108	(7)(16)	33.02%
Banco Itaú S.A.	35,937,840	(15)(16)	26.58%

(1)	Consists of options to purchase 2,000,000 shares of class A common stock, which are exercisable within 60 days of March 1, 2004 and 10,000 shares of class A common stock.

(2)	Consists of options to purchase 527,500 shares of class A common stock, which are exercisable within 60 days of March 1, 2004.

(3)	Consists of options to purchase 334,800 shares of class A common stock, which are exercisable within 60 days of March 1, 2004 and 482,776 shares of class A common stock.

(4)	Consists of options to purchase 289,800 shares of class A common stock, which are exercisable within 60 days of March 1, 2004 and 1,000 shares of class A common stock.

(5)	Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors which are exercisable as of the date granted and 580,593 shares of class A common stock.

(6)	Consists of the following as of March 1, 2004: (a) 17,947,646 shares of class A common stock, (b) 39,723,240 shares of series C preferred stock, which represented approximately one-half of all series C preferred stock outstanding as of that date and includes 216,666 shares owned by the children of Gustavo A. Cisneros as to which Aspen Investments LLC has voting power, and (c) currently exercisable options to purchase 60,000 shares of class A common stock. Shares of series C preferred stock are convertible into AOLA’s class C common stock at any time, on a one share-for-one share basis, and the class C common stock is convertible into class A common stock at any time, on a one-share-for-one-share basis. Adding all these shares, as of March 1, 2004, Gustavo A. Cisneros, either directly or through Aspen Investments LLC, beneficially owned a total of 57,730,886 shares of class A common stock.

(7)	Consists of the following as of March 1, 2004: (a) 17,947,646 shares of class A common stock, (b) 39,795,462 shares of series C preferred stock, which represented approximately one-half of all series C preferred stock outstanding as of that date and includes 288,888 shares owned by the children of Ricardo J. Cisneros as to which Atlantis Investments LLC has voting power and (c) currently exercisable options to purchase 60,000 shares of class A common stock. Shares of series C preferred stock are convertible into AOLA’s class C common stock at any time, on a one-share-for-one-share basis, and class C common stock is convertible into class A common stock at any time, on a one share-for-one share basis. Adding all these shares, as of March 1, 2004, Ricardo J. Cisneros, either directly or through Atlantis Investments LLC, beneficially owned a total of 57,803,108 shares of class A common stock.

(8)	Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors, which are exercisable as of the date granted. Under America Online’s conflicts of interests standards David A. Gang, J. Michael Kelly, Joseph A. Ripp and Gerald Sokol, Jr., each a member of our board as well as an employee of America Online, must transfer the economic benefit of their options to America Online.

(9)	Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors, which are exercisable as of the date granted and 8,000 shares of class A common stock.

(10)	Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors, which are exercisable as of the date granted, and 397,248 shares of class A common stock held by Pallium Operating II, LLC, a holding company beneficially owned by Ms. Pieretti. Also includes 500 shares of class A common stock held in accounts for which Ms. Pieretti’s husband is a cosignatory. Ms. Pieretti disclaims beneficial ownership of these 500 shares.

(11)	Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors, which are exercisable as of the date granted.

(12)	Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors, which are exercisable as of the date granted and 2,350 shares of class A common stock.

(13)	Consists of the following as of March 1, 2004: (a) 40,169,780 shares of class A common stock, (b) 79,840,676 shares of series B preferred stock, (c) currently exercisable options to purchase 240,000 shares of class A common stock held by certain directors of AOLA, and (d) 16,541,250 shares of class A common stock issuable pursuant to a warrant held by America Online. Shares of series B preferred stock are convertible into AOLA’s class B common stock at any time, on a one-share-for-one share basis, and such class B common stock is convertible into class A common stock at any time, on a one-share- for-one share basis. Adding all these shares, as of March 1, 2004, America Online beneficially owned a total of 136,791,706 shares of class A common stock. Time Warner, the parent company of America Online, may be deemed jointly to beneficially own all these shares.

(14)	Consists of the following, as of March 1, 2004: (a) 40,169,780 shares of class A common stock, (b) 79,840,676 shares of series B preferred stock held by America Online, (c) currently exercisable options to purchase 240,000 shares of class A common stock held by certain directors of AOLA, (d) 16,541,250 shares of class common stock issuable pursuant to a warrant held by America Online, (e) 44,150,105 shares of series B preferred stock issuable upon conversion of $160.0 million in principal amount in senior convertible notes held by Time Warner, and (f) 35,403,883 shares of series B preferred stock held by Time Warner. Shares of series B preferred stock are convertible into AOLA’s class B common stock at any time on a one-share-for-one-share basis, and such class B common stock is convertible into class A common stock at any time, on a one-share-for-one share basis. Adding all these shares, as of March 1, 2004, Time Warner beneficially owned a total of 216,345,694 shares of class A common stock.

(15)	Consists of class A common stock.

(16)	Under Rule 13d-5(b)(1) promulgated under the Exchange Act, to the extent a “group” is deemed to exist by virtue of the following agreements involving America Online, Time Warner and the Cisneros Group: stockholders’ agreement, the voting agreement, and the America Online-ODC registration rights agreement, America Online and Time Warner may be deemed to have beneficial ownership, under Sections 13(d) and 13(g) of the Exchange Act, of all of the equity securities of AOLA beneficially owned by entities within the Cisneros Group and each of Gustavo A. Cisneros and Ricardo J. Cisneros, and vice versa. Under Rule 13d-5(b)(1) promulgated under the Exchange Act, to the extent a “group” is deemed to exist by virtue of the Banco Itaú registration rights agreement, America Online and Time Warner, one the one hand, and the entities within the Cisneros Group and Gustavo A. Cisneros and Ricardo J. Cisneros, on the other hand, may be deemed to have beneficial ownership, for purposes of Sections 13(d) and 13(g) of the Exchange Act, of all of the equity securities of AOLA beneficially owned by Banco Itaú, and vice versa. Each of (1) America Online and Time Warner, (2) the entities within the Cisneros Group and Gustavo A. Cisneros and Ricardo J. Cisneros, and (3) Banco Itaú, respectively, disclaims beneficial ownership of any AOLA securities directly or indirectly beneficially owned by the other.

Equity Compensation Plan Information

      The following table sets forth information as of the end of our fiscal year ended December 31, 2003 with respect to compensation plans under which our equity securities are authorized for issuance. The information is as follows:

			Number of Securities
	Number of Securities to	Weighted Average	Remaining Available for
	be Issued Upon Exercise	Exercise Price of	Future Issuance Under Equity
Plan Category	of Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by stockholders	8,539,491	$5.81	9,651,934
Equity compensation plans to approved by stockholders	1,893,695	$3.07	2,656,804

Total	10,433,186	$5.31	12,308,738

(1)	Consists of the 2000 Stock Plan. Although our stockholders initially approved the Plan, in March 2001, we increased the total number of shares available for issuance under the Plan by 4,600,000 shares. Stockholder approval was not sought although our Compensation Committee and our Board of Directors approved this increase.

      See “Note 4 — Stockholders’ Equity — Stock Option Plan” to our unaudited consolidated financial statements for a description of features of our 2000 Stock Plan.

Item 13.	Certain Relationships and Related Transactions

      Our Audit Committee reviews and approves in advance all related-party transactions.

2002 Debt Financing

      Note Purchase Agreement with Time Warner. In order to fund our operating and cash requirements, on March 8, 2002, we entered into a note purchase agreement with Time Warner, the parent of America

Online, which is one of our principal stockholders. Under the note purchase agreement, Time Warner provided us with $160.0 million in 2002 in exchange for senior convertible notes of AOLA due in March of 2007. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at any time at the option of the holder, and are redeemable by us at any time, subject to the holder’s right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds. Interest will be payable either in cash or preferred stock, at our option. In the event that interest is paid in shares, the price per share is to be determined based on the average closing price of the class A common stock for the twenty trading dates ending o the third day prior to the date of payment.

      In the event Time Warner were to convert the $160.0 million in senior convertible notes, an additional 44,150,105 shares of series B preferred stock would be issued to Time Warner, increasing the economic ownership by America Online and its affiliates in AOLA to 55.3% and their relative voting strength to 66.9%, also assuming conversion of the warrant granted to America Online at the date of our initial public offering and the exercise of options to purchase 240,000 shares of class A common stock issued to certain of our current directors. It is our intention to continue to pay the interest on the senior convertible notes through the issuance of additional shares.

Preferred Stock Conversion Agreement with America Online and the Cisneros Group

      In January 2003, America Online and the Cisneros Group converted a total of 36,169,780 shares of series B and 31,895,292 shares C preferred stock to shares of class A common stock, respectively, at the request of AOLA. This conversion was designed to increase the total market capitalization of AOLA’s class A common stock, in order to comply with the minimum market capitalization requirements of the NASDAQ SmallCap market. As a result of this conversion, the total number of shares of class A common stock outstanding increased to 135,135,137 shares.

Stockholders’ Agreement, as amended, with America Online and the Cisneros Group

      On August 7, 2000, we entered into a stockholders’ agreement with America Online and the Cisneros Group, which contains various provisions that affect the way in which we operate our business and govern many important aspects of the relationships among America Online, the Cisneros Group and us. On March 30, 2001, this agreement was amended in connection with the equity investment by our principal stockholders, America Online, the Cisneros Group and Banco Itaú. On March 8, 2002, this agreement was further amended in connection with the note purchase agreement to add Time Warner as party to the stockholders’ agreement for limited purposes and to require any subsidiaries of Time Warner that may hold senior convertible notes in the future to become a party to the stockholders’ agreement for limited purposes.

The Registration Rights Agreement, as Amended, with America Online and the Cisneros Group

      On March 30, 2001, we amended our existing agreement with America Online and the Cisneros Group to provide them with their respective registration rights for the shares of class A common stock issuable upon conversion of their series B and C preferred stock we issued to them, and in the case of America Online, upon the exercise of the warrant it holds to purchase 16,541,250 shares of our capital stock. On March 8, 2002, in connection with the note purchase agreement, we further amended the existing registration rights agreement by adding Time Warner as a party, requiring subsidiaries of Time Warner that may hold notes in the future to become a party, and providing registration rights for shares of class A common stock issuable upon conversion of the B stock and series B preferred stock issued upon conversion or as interest on the senior convertible notes.

The AOL License Agreement

      For discussion of the AOL License Agreement, see Item 1, Business, The AOL License Agreement, Intellectual Property and Proprietary Rights. From December 15, 1998 through December 31, 2003, we did not make any payments to America Online for services received under the license agreement. We believe that annual payments for these services will not exceed $60,000 in the future.

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

      For the 2003 fiscal year, we had incurred expenses totaling approximately $11.8 million payable to America Online under our services agreement. We anticipate that payments to America Online for these services will exceed $60,000 annually in the future. As of December 31, 2003, America Online had billed us approximately $3.8 million over and above amounts we have recorded in our consolidated financial statements. The difference relates to a portion of items under dispute, primarily for support services provided by America Online. This dispute was settled in February 2004 in a manner which is consistent with our historical accounting treatment and which did not have any cash impact on our financial condition. We received a credit for these invoices on March 18, 2004.

The Letter Agreement Regarding Puerto Rico Subscribers

      We entered into a letter agreement with America Online under which America Online transferred to us the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico, and we include these subscribers in our member totals. For fiscal 2003, we incurred expenses of $2.7 million to America Online under this agreement. We anticipate that payments to America Online for services provided under the letter agreement will exceed $60,000 annually. We also received from America Online $14.5 million for fees collected by America Online from subscribers to the AOL-branded service in Puerto Rico, which we recorded as subscription revenue.

Agreement for Consulting Services with America Online Relating to U.S. Latino Content Area

      In February 2003, we entered into a one-year agreement for consulting services with America Online under which we provide programming services to America Online related to this mini-channel. We received $750,000 as consideration for these programming services. This agreement expired in February 2004. However, we are in discussions with America Online for a new agreement under which America Online would pay us $400,000 per year and provide us at no charge with certain product development services for our Spanish-language client software. There can be no assurance that we will be able to reach agreement with America Online regarding our potential provision of these services.

Advertising Arrangements with America Online

      We have an arrangement with America Online under which we pay them a commission as a finder’s fee of 15% of advertising revenues received from global transactions in which part of the advertising is on our AOLA country services and/or web-based interactive services. The amount of these payments during fiscal 2003 was approximately $137,000. Based on our management’s experience negotiating similar arrangements, we believe that the terms of this arrangement are at least as favorable as we could have obtained from an unaffiliated third party.

Advertising Agreements with Banco Itaú

      We entered into a series of advertising agreements with Banco Itaú under which Banco Itaú advertised on our AOLA country service in Brazil during 2003. The amount of payments under the agreements received by us from Banco Itaú during fiscal 2003 was approximately $647,000. We do not currently have any commitment by Banco Itaú to advertise on our country service or web-based services in Brazil in 2004.

Network Arrangement with America Online

      We have an arrangement with America Online under which we receive network capacity from Progress Networks. America Online is a party to the agreement with Progress Networks and invoices us for the amount of network capacity we use. The amount of such payments during fiscal 2003 was $1.3 million.

Strategic Alliance with Banco Itaú

      For discussion of our agreement with Banco Itaú, see “Item 1. Business — Strategic Alliance with Banco Itaú.”

Advertising Agreement with Turner Broadcasting System Latin America, Inc., as Amended

      During fiscal 2003, we purchased an aggregate of approximately $986,000 in advertising on various Turner media properties. Services received from Turner properties during 2003 were applied against a prepayment established in 2002. As of December 31, 2003, approximately $463,000 remains available under this prepayment remains available for future use.

Relationships with Officers of Time Warner and America Online

      Three members of our board appointed by America Online are also executive officers of America Online.

•	David A. Gang is executive vice president of AOL Products;

•	J. Michael Kelly is the chairman and chief executive officer of AOL International; and

•	Joseph A. Ripp is vice chairman of America Online.

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

Chat and Online Matchmaking Agreement with El Sitio Management S.A.

      On June 6, 2003, we entered into an agreement with El Sitio Management S.A. (“Claxson”), a company in which the Cisneros Group holds an interest. Under this agreement, Claxson provided us with chat technology for use on our web-based services and we agreed to jointly develop an online matchmaking service. We paid Claxson approximately $17,000 in 2003 and expect to pay them an additional $55,000 in 2004 under this agreement.

Item 14.	Principal Accountant Fees and Services

Non-Audit Services to be Performed by our Independent Auditors

      We anticipate that our independent auditors, Ernst & Young LLP, will perform the following types of non-audit services during the course of 2004:

•	Tax advisory services

•	Audit-related services

      Our Audit Committee of our Board of Directors has approved expenditures for these non-audit services.

Fees Paid to Independent Auditors

      The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended December 31, 2003, and December 31, 2002, and fees billed for other services rendered by Ernst & Young LLP during those periods:

	2003	2002

Audit fees:(1)	$775,620	$677,093
Audit related fees:(2)	7,633	27,435
Tax fees:(3)	51,916	115,822
All other fees:(4)	—	28,470

Total	$835,169	$848,820

(1)	Audit fees include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.
(2)	Audit-Related fees are for other accounting consultations and assistance.
(3)	Tax fees include tax planning and advisory services.
(4)	Other fees consist of license fees for income tax software.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

      Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our Audit Committee charter requires the pre-approval of all audit and permissible non-audit services provided by the independent auditor.

      Prior to engagement of the independent auditor for the next year’s audit, management will submit an estimate of services expected to be rendered during that year for each of four categories of services described in the table above to the Audit Committee for approval.

      Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

      The Audit Committee has delegated pre-approval authority to its chairperson, Robert S. O’Hara, Jr. Mr. O’Hara reports, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Audited consolidated financial statements

      The following audited consolidated financial statements of America Online Latin America, Inc. and the Report of Independent Certified Public Accountants thereon are included below:

      (a)(2) Financial Statement Schedules

      All financial statement schedules required by Item 15(a)(2) have been omitted because they are either inapplicable or the required information has been included in our audited consolidated financial statements and notes thereto.

      (a)(3) Exhibits

      The following Exhibits are incorporated herein by reference or are filed with this report as indicated below. Copies of exhibits will be furnished, upon request, to holders or beneficial owners of America Online Latin America, Inc. class A common stock as of March 11, 2004, subject to payment in advance of a fee of 25 cents per page to reimburse America Online Latin America, Inc. for reproduction costs.

EXHIBIT LIST

Exhibit
Number	Description of Exhibit

3.1@	Fourth Restated Certificate of Incorporation of America Online Latin America, Inc. (included as Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (No. 000-31181) and incorporated herein by reference).

3.1(a)@	Certificate of Amendment of Fourth Restated Certificate of Incorporation of America Online Latin America, Inc., filed with the Secretary of State of the State of Delaware on December 23, 2002 (filed as Exhibit 19 to Amendment No. 8 to Schedule 13D of Time Warner Inc. and America Online, Inc., with respect to shares of America Online Latin America, Inc., filed with the Securities and Exchange Commission on January 24, 2003 (No. 005-59485) and incorporated herein by reference).

3.1(b)@	Certificate of Amendment of Fourth Restated Certificate of Incorporation of America Online Latin America, Inc., filed with the Secretary of State of the State of Delaware on September 23, 2003 (included as Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (No. 000-31181) and incorporated herein by reference).

3.1(c)*	Certificate of Amendment of Fourth Restated Certificate of Incorporation of America Online Latin America, Inc., filed with the Secretary of State of the State of Delaware on January 28, 2004.

3.2@	Amended and Restated By-laws of America Online Latin America, Inc. (included as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (No. 000-31181) and incorporated herein by reference).

4.1@	Form of class A common stock certificate (included as Exhibit 4.1 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

10.1@	America Online Latin America, Inc. 2000 Stock Plan (included as Exhibit 10.1 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

10.2@+	Strategic Interactive Services and Marketing Agreement, dated as of June 12, 2000, by and among America Online Latin America, Inc., AOL Brasil Ltda. and Banco Itaú S.A. (included as Exhibit 10.13 to Amendment No. 12 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

10.3@	Letter Agreement, dated August 7, 2002, amending the Strategic Interactive Services and Marketing Agreement among America Online Latin America, Inc., AOL Brasil, Ltda. and Banco Itaú, S.A. (included as Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).

10.4@	Letter Agreement, dated September 6, 2002, amending the Strategic Interactive Services and Marketing Agreement among America Online Latin America, Inc., AOL Brasil, Ltda. and Banco Itaú, S.A. (included as Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).

10.5@	Letter Agreement, dated November 8, 2002, amending the Strategic Interactive Services and Marketing Agreement among America Online Latin America, Inc., AOL Brasil, Ltda. and Banco Itaú, S.A. (included as Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.6@	Letter dated July 22, 2003 from AOL Brasil Ltda. to Banco Itaú, S.A. (included as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).

10.7@+	Stock Subscription Agreement, dated as of June 12, 2000, by and among America Online Latin America, Inc., Banco Itaú S.A. and Banco Banerj S.A. (included as Exhibit 10.14 to Amendment No. 6 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

10.8@	Contribution Agreement, dated as of July 3, 2000, by and among America Online Latin America, Inc., AOL Latin America, S.L., America Online, Inc. and Riverview Media Corp. (included as Exhibit 10.19 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

10.8@	Contribution Agreement by and among America Online Latin America, Inc., AOL Latin America, S.L., America Online, Inc. and Riverview Media Corp., dated as of August 7, 2000 (included as Exhibit 10.3 to Amendment No. 11 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

10.9@+	AOL License Agreement, dated as of August 7, 2000, by and between America Online, Inc. and America Online Latin America, Inc. (included as Exhibit 10.5 to Amendment No. 11 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

10.10@+	AOL Online Services Agreement, dated as of August 7, 2000, by and between America Online, Inc. and America Online Latin America, Inc. (included as Exhibit 10.6 to Amendment No. 11 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

10.11@	Amended and Restated Warrant issued by America Online Latin America, Inc. to America Online, Inc., dated as of August 7, 2000 (included as Exhibit 10.7 to Amendment No. 2 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

10.12@	Form of Escrow Agreement, dated as of August 7, 2000, by and among The Bank of New York, America Online Latin America, Inc., AOL Brasil Ltda. and Banco Itaú S.A. (included as Exhibit 10.16 to Amendment No. 6 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

10.13@+	Second Amended and Restated Stockholders’ Agreement, dated as of March 8, 2002, by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC, Atlantis Investments LLC and for purposes of certain sections thereof Time Warner Inc. (included as Exhibit 10.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

10.14@	Second Amended Registration Rights Agreement, dated as of March 8, 2002, by and among America Online Latin America, Inc., America Online, Inc., Time Warner Inc., Aspen Investments LLC and Atlantis Investments LLC (included as Exhibit 10.4 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

10.15@	Amended and Restated Registration Rights and Stockholder’s Agreement, dated as of March 30, 2001, by and among America Online Latin America, Inc., Banco Itaú, S.A., Banco Banerj, S.A., Banco Itaú, S.A.-Cayman Branch, Itaú Bank Limited and for purposes of certain sections thereof, America Online, Inc., Atlantis Investments LLC and Aspen Investments LLC (filed as Exhibit 2 to Amendment No. 3 to Schedule 13D of Time Warner Inc. and America Online, Inc., with respect to shares of America Online Latin America, Inc., filed with the Securities and Exchange Commission on April 13, 2001 (No. 005-59485) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.16@	Amendment, dated as of May 20, 2002, to the Voting Agreement, dated as of March 8, 2002, by and among Time Warner Inc., America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC (included as Exhibit 15 to Amendment No. 6 to Schedule 13D of Time Warner Inc. and America Online, Inc., with respect to securities of America Online Latin America, Inc., filed with the Securities and Exchange Commission on August 29, 2002 (No. 005-59485) and incorporated herein by reference).

10.17@	Amendment, dated as of May 20, 2002, to the Voting Agreement, dated as of March 8, 2002, by and among Time Warner Inc., America Online, Inc., Banco Itaú, S.A., Banco Banerj, S.A., Banco Itaú, S.A.-Cayman Branch, and Itaú Bank Limited (included as Exhibit 16 to Amendment No. 6 to Schedule 13D of Time Warner Inc. and America Online, Inc. with respect to securities of America Online Latin America, Inc., filed with the Securities and Exchange Commission on August 29, 2002 (No. 005-59485) and incorporated herein by reference).

10.18@	Exclusivity and Key Partner Contracts Agreement, dated July 31, 2002, by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC (included as Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).

10.19@	Amendment of Memorandum of Agreement, dated September 24, 2002, between America Online Latin America, Inc. and Turner Broadcasting System Latin America, Inc. (included as Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).

10.20@	Preferred Stock Conversion Agreement, dated October 7, 2002, by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC (included as Exhibit 99.2 to the company’s Current Report on Form 8-K filed on October 7, 2002 (No. 000-31181) and incorporated herein by reference).

10.21@#	Private Instrument of Transaction and Release, entered into on April 30, 2003, by and between Carlos Dan Trostli, AOL Brasil Ltda. and America Online Latin America, Inc. (included as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (No. 000-31181) and incorporated herein by reference).

10.22@+	Memorandum of Agreement, dated as of December 14, 2002, by and among America Online Latin America, Inc., AOL Brasil Ltda. and Banco Itaú S.A. (included as Exhibit 10.1 to the company’s Current Report on Form 8-K filed as of December 18, 2002 (No. 000-31181) and incorporated herein by reference).

10.23@+	Business Cooperation Agreement, dated January 9, 2003, between McDonald’s Comercio de Alimentos Ltda. and AOL Brasil Ltda. (included as Exhibit 10.24 to the company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 (No. 000-31181) and incorporated herein by reference).

10.24@#	Letter of Employment, dated July 26, 2002, between America Online Latin America, Inc. and Osvaldo Baños (included as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).

10.25@#	Letter of Employment for Eduardo Hauser, dated February 22, 2000 (included as Exhibit 10.23 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

10.26@#	Letter of Employment for Charles M. Herington, dated July 31, 2000 (included as Exhibit 10.8 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

10.27@#	Amendment to Letter of Employment for Charles M. Herington, dated December 15, 2000 (included as Exhibit 10.9 to the company’s Transition Report on Form 10-K for the transition period from July 1, 2000 to December 31, 2000 (No. 000-31181) and incorporated herein by reference).

10.28@+	AOL – Brasil Telecom Network Services Agreement Term Sheet, dated April 1, 2003, between AOL Brasil Ltda. and Brasil Telecom S.A. (included as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (No. 003-31181) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.29@+	Agreement for the Assignment of Advertising Space and Other Covenants Between AOL and Brasil Telecom, dated April 1, 2003, between AOL Brasil Ltda. and Brasil Telecom S.A. (included as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (No. 003-31181) and incorporated herein by reference).

10.30@+	Agreement for Supplying Telecommunications Infrastructure and Other Covenants, dated February 28, 2003, entered into by Telecomunicações de São Paulo S.A. –TELESP and TELEFONICA Empresas S.A. with AOL Brasil Ltda. (included as Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (No. 003-31181) and incorporated herein by reference).

10.31@+	Agreement for the Assignment of Advertising Space, dated December 3, 2002, entered into by Telecomunicações de São Paulo S.A. –TELESP with AOL Brasil Ltda. (included as Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (No. 003-31181) and incorporated herein by reference).

10.32@	Stock Purchase Agreement, dated as of March 30, 2001, by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC, Atlantis Investments LLC and Banco Itaú., S.A. -Cayman Branch (filed as Exhibit 8 to Amendment No. 3 to Schedule 13D of Time Warner Inc., and America Online, Inc., with respect to shares in America Online Latin America, Inc., filed with the Securities and Exchange Commission on April 13, 2001 (No. 005-59485) and incorporated herein by reference).

10.33@	Agreement, dated as of March 30, 2001, by and among America Online Latin America, Inc., Banco Itaú, S.A., Banco Banerj, S.A., Banco Itaú, S.A. -Cayman Branch and Itaú Bank Limited (filed as exhibit 10 to Amendment No. 3 to Schedule 13D of Banco Itaú, S.A., Itaúsa-Investimentos Itaú, S.A., Companhia ESA and the shareholders of Companhia ESA, filed with the Securities and Exchange Commission on April 12, 2001 (No. 005-59485) and incorporated herein by reference).

10.34@	Note Purchase Agreement, dated as of March 8, 2002, by and between America Online Latin America, Inc. and Time Warner Inc. (included as Exhibit 99.2 to the company’s Current Report on Form 8-K filed on March 11, 2002 (No. 000-31181) and incorporated herein by reference).

10.35@	Amendment No. 1 to the Note Purchase Agreement, dated as of May 20, 2002, between Time Warner Inc. and America Online Latin America, Inc. (included as Exhibit 14 to Amendment No. 6 to Schedule 13D of Time Warner Inc. and America Online, Inc., with respect to securities of America Online Latin America, Inc., filed with the Securities and Exchange Commission on August 29, 2002 (No. 005-59485) and incorporated herein by reference).

10.36@	Form of Initial Note (included as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

10.37@+	Agreement by and between Embratel and AOL Brasil Ltda., dated as of October 18, 1999 (included as Exhibit 10.10 to Amendment No. 11 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

10.38@+	Form of Amendment to Agreement by and between Embratel and AOL Brasil Ltda., dated as of October 18, 1999 (included as Exhibit 10.12 to Amendment No. 11 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

10.39@+	Amendment No. 2 to Agreement by and between Embratel and AOL Brasil Ltda., dated as of September 29, 2000 (included as Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

10.40@+	Amendment No. 3 to Agreement by and between Embratel and AOL Brasil Ltda., dated as of December 27, 2000 (included as Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

10.41@+	Amendment No. 4 to Agreement by and between Embratel and AOL Brasil Ltda., dated as of April 25, 2001 (included as Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.42@+	Amendment No. 5 to Agreement by and between Embratel and AOL Brasil Ltda., dated as of July 4, 2001 (included as Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

10.43@+	Amendment No. 6 to the Agreement by and between Embratel and AOL Brasil Ltda., dated as of July 31, 2001 (included as Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

10.44@+	Amendment No. 7 to Master Agreement for Value Added Services (BRAZIL) by and between AOL Brasil LTDA., and EMPRESA BRASILEIRA DE TELECOMUNICACOES S.A. – EMBRATEL (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-31181) and incorporated herein by reference).

10.45@+	Amendment No. 8 to the Agreement by and between Embratel and AOL Brasil Ltda., dated as of November 1, 2001 (included as Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

10.46@+	Amendment No. 9 to Master Agreement for Value Added Services (BRAZIL) by and between AOL Brasil LTDA., and EMPRESA BRASILEIRA DE TELECOMUNICACOES S.A. – EMBRATEL (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-31181) and incorporated herein by reference).

10.47@+	Amendment No. 10 to Master Agreement for Value Added Services (BRAZIL) by and between AOL Brasil LTDA., and EMPRESA BRASILEIRA DE TELECOMUNICACOES S.A. – EMBRATEL (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-31181) and incorporated herein by reference).

10.48@+	Amendment No. 11 to Master Agreement for Value Added Services (BRAZIL) by and between AOL Brasil LTDA., and EMPRESA BRASILEIRA DE TELECOMUNICACOES S.A. – EMBRATEL (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 000-31181) and incorporated herein by reference).

10.49@+	Amendment No. 12 to Master Agreement for Value Added Services (BRAZIL), dated November 1, 2002, by and between AOL Brasil LTDA. and EMPRESA BRASILEIRA DE TELECOMUNICACOES S.A. – EMBRATEL.

10.50@+	Amendment No. 13 to Agreement by and between Embratel and AOL Brasil Ltda., dated April 26, 2003 (included as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (No. 000-31181) and incorporated herein by reference).

10.51@+	Amendment No. 14 to Agreement by and between Embratel and AOL Brasil Ltda., dated September 3, 2003 (included as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (No. 000-31181) and incorporated herein by reference).

10.52@+	Amendment No. 15 to Agreement by and between Embratel and AOL Brasil Ltda., dated September 25, 2003 (included as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (No. 000-31181) and incorporated herein by reference).

10.53@+	Amendment No. 17 to Agreement by and between Embratel and AOL Brasil Ltda., dated November 4, 2003 (included as Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (No. 000-31181) and incorporated herein by reference).

10.54@+	Agreement by and between Avantel, S.A. and AOL Mexico, S. de R.L. de C.V., dated as of January 20, 2000 (included as Exhibit 10.17 to Amendment No. 12 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

10.55@+	Addendum and Letter Agreement by and between AOL Mexico, S. de R.L. de C.V. and Avantel, S.A., dated as of October 31, 2001 (included as Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.56@+	Agreement, dated December 13, 2002, by and between Avantel, S.A. and AOL Mexico, S. de R.L. de C.V. (included as Exhibit 10.54 of the company’s Annual Report on Form 10-K/a for the year ended December 31, 2002 (No. 000-31181) and incorporated herein by reference).

10.57@+	Letter Agreement, dated December 13, 2002, between Avantel, S.A. and AOL Mexico, S. de R.L. de C.V. (included as Exhibit 10.55 of the company’s Annual Report on Form 10-K/a for the year ended December 31, 2002 (No. 000-31181) and incorporated herein by reference).

10.58@+	Agreement by and between Avantel, S.A. and AOL Mexico S. de R.L. de C.V., dated as of July 1, 2003 (included as Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (No. 000-31181) and incorporated herein by reference).

10.59@+	Agreement for the Supplying of Commuted Fixed Telephone Service and Other Telecommunications Services and Internet/IP Services, entered into by AOL Do Brasil Ltda. and Telemar Norte Leste S.A., dated as of March 31, 2003, and related addenda (included as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (No. 000-31181) and incorporated herein by reference).

10.60@+	Agreement for Promotion of Traffic between AOL Do Brasil Ltda. and TNL. Acesso S.A., dated as of March 31, 2003 (included as Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (No. 000-31181) and incorporated herein by reference).

10.61@+	Letter Agreement, dated June 11, 2003, between Teléfonos de Mexico, S.A. de C.V. and AOL Mexico S. de R.L. de C.V. (included as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (No. 000-31181) and incorporated herein by reference).

10.62@	Agreement for Consulting Services, dated February 22, 2003, by and between America Online Latin America, Inc. and America Online, Inc. (included as Exhibit 10.58 to Amendment No. 1 of the company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 (No. No. 000-31181) and incorporated herein by reference).
21.1*	Subsidiaries of America Online Latin America, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Certified Public Accountants.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

@	Incorporated by reference as indicated.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.

#	Management contract, or compensatory plan or arrangement

      (b) Reports on Form 8-K

      On November 11, 2003, we furnished a Current Report on Form 8-K disclosing in Item 12 the issuance of a press release on November 11, 2003 setting forth our financial results for the third quarter of 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA ONLINE LATIN AMERICA, INC.

By:	/s/ CHARLES M. HERINGTON

Charles M. Herington
Chief Executive Officer

Date: March 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES M. HERINGTON Charles M. Herington	Chief Executive Officer (principal executive officer)	March 30, 2004

/s/ OSVALDO BAÑOS Osvaldo Baños	Chief Financial Officer (principal financial officer)	March 30, 2004

/s/ MILTON P. BRICE Milton P. Brice	Treasurer and Controller (principal accounting officer)	March 30, 2004

/s/ STEVEN I. BANDEL Steven I. Bandel	Director	March 30, 2004

/s/ GUSTAVO A. CISNEROS Gustavo A. Cisneros	Director	March 30, 2004

/s/ RICARDO J. CISNEROS Ricardo J. Cisneros	Director	March 30, 2004

/s/ DAVID A. GANG David A. Gang	Director	March 30, 2004

/s/ J. MICHAEL KELLY J. Michael Kelly	Director	March 19, 2004

/s/ ROBERT S. O’HARA, JR. Robert S. O’Hara, Jr.	Director	March 30, 2004

/s/ CRISTINA PIERETTI Cristina Pieretti	Director	March 30, 2004

/s/ JOSEPH A. RIPP Joseph A. Ripp	Director	March 30, 2004

Signature	Title	Date

/s/ GERALD SOKOL, JR. Gerald Sokol, Jr.	Director	March 30, 2004

/s/ VERNON E. JORDAN, JR. Vernon E. Jordan, Jr.	Director	March 30, 2004

/s/ WILLIAM H. LUERS William H. Luers	Director	March 22, 2004

/s/ M. BRIAN MULRONEY M. Brian Mulroney	Director	March 17, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

America Online Latin America, Inc.

      We have audited the accompanying consolidated balance sheets of America Online Latin America, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity (capital deficiency), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Online Latin America, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Ft. Lauderdale, Florida

February 4, 2004, except for the second paragraph of Note 3, as to which the date is March 18, 2004, and Note 12, as to which the date is March 24, 2004

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

	As of

	December 31,	December 31,
	2003	2002

	(In thousands, except
	share amounts)
ASSETS
Current Assets:
Cash	$32,633	$74,586
Short-term money market investments	268	915

Total cash and cash equivalents	32,901	75,501
Trade accounts receivable, less allowances of $363 (December 31, 2002 — $709)	2,267	3,567
Other receivables	243	2,090
Prepaid expenses	5,549	6,184
Other current assets	3,247	1,779

Total current assets	44,207	89,121
Property and equipment, net	4,771	6,983
Investments, including securities available-for-sale (at fair value)	194	158
Product development and other intangible assets, net	50	285
VAT taxes recoverable	4,193	2,712
Other assets	2,324	1,015

Total Assets	$55,739	$100,274

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Current Liabilities:
Trade accounts payable	$3,264	$8,746
Payables to affiliates	1,349	6,893
Other accrued expenses and liabilities	9,672	7,369
Deferred revenue	4,810	5,019
Accrued personnel costs	4,533	6,462
Other taxes payable	3,571	1,631

Total current liabilities	27,199	36,120
Other non-current liabilities	1,499	1,240
Senior convertible notes	160,000	160,000

Total liabilities	188,698	197,360
Commitments and contingencies
Stockholders’ equity (Capital deficiency)
Preferred stock, $.01 par value; 1,000,000,000 shares authorized:
Series B and C cumulative redeemable convertible; 350,000,000 shares of series B and 300,000,000 shares of series C authorized:
Series B — $314,249 liquidation value; issued and outstanding shares — 115,244,559 (December 31, 2002 — 126,876,099)	1,152	1,269
Series C — $216,863 liquidation value; issued and outstanding shares — 79,518,702 (December 31, 2002 — 111,413,994)	795	1,114
Series D and E cumulative redeemable convertible; 25,000,000 shares authorized each; none issued or outstanding	—	—

	1,947	2,383
Common stock, $.01 par value; 2,250,000,000 shares authorized:
Class A — 1,400,000,000 shares authorized; issued and outstanding shares — 135,186,195 (December 31, 2002-67,070,065)	1,352	671
Class B and C — 450,000,000 shares of series B and 400,000,000 shares of series C authorized; none issued and outstanding	—	—

	1,352	671
Additional paid-in capital	822,471	804,801
Unearned services	(101,156)	(147,045)
Accumulated other comprehensive loss	(4,956)	(6,018)
Accumulated deficit	(852,617)	(751,878)

Total stockholders’ equity (capital deficiency)	(132,959)	(97,086)

Total Liabilities and Stockholders’ Equity (Capital Deficiency)	$55,739	$100,274

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except share and per share amounts)
Revenues:
Subscriptions	$59,415	$62,998	$49,918
Advertising and other	5,759	9,109	16,525

Total revenues	65,174	72,107	66,443

Costs and expenses:
Cost of revenues	56,387	98,695	128,896
Sales and marketing	65,397	97,170	191,024
General and administrative	27,051	32,871	41,591

Total costs and expenses	148,835	228,736	361,511

Loss from operations	(83,661)	(156,629)	(295,068)
Interest expense	(17,990)	(5,302)	(22)
Other income, net	916	139	4,775

Loss before income taxes	(100,735)	(161,792)	(290,315)
Income taxes	(4)	(75)	—

Net loss	(100,739)	(161,867)	(290,315)
Less: Dividends on Series B and C preferred shares	15,869	18,724	17,005

Net loss applicable to common stockholders	$(116,608)	$(180,591)	$(307,320)

Loss per common share, basic and diluted	$(0.88)	$(2.69)	$(4.66)

Weighted average basic and diluted number of common shares outstanding	132,903,430	67,067,603	66,017,796

SUPPLEMENTAL RELATED PARTIES DISCLOSURE:
Transactions with affiliated parties are reflected in the consolidated statements of operations as follows:
Subscription revenues	$14,530	$10,855	$4,724
Advertising and other revenues	1,797	3,211	2,631
Cost of revenues	11,715	21,629	23,984
Sales and marketing	42,116	41,277	42,795
General and administrative	44	1,808	2,297
Interest expense	17,845	5,161	—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
					Paid-in	Unearned	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Services*	Income (Loss)	Deficit	Total

	(In thousands, except share amounts)
Balances at December 31, 2000	199,662,294	$1,997	62,848,124	$629	$651,491	$(230,671)	$71	$(299,696)	$123,821
Net loss	—	—	—	—	—	—	—	(290,315)	(290,315)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,547)	—	(3,547)
Net unrealized loss from securities, net of reclassification adjustments	—	—	—	—	—	—	142	—	142

Total comprehensive loss									(293,720)
Stock issued in private placement, net of offering costs of $1,148	27,762,156	277	4,237,840	42	148,534	—	—	—	148,853
Return of stock in escrow	—	—	(31,250)	—	(216)	216	—	—	—
Non-cash marketing expense amortization***	—	—	—	—	—	41,845	—	—	41,845
Non-cash compensation expense**	—	—	—	—	905	(581)	—	—	324

Balances at December 31, 2001	227,424,450	2,274	67,054,714	671	800,714	(189,191)	(3,334)	(590,011)	21,123
Net loss	—	—	—	—	—	—	—	(161,867)	(161,867)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,684)	—	(2,684)

Total comprehensive loss									(164,551)
Interest paid with issuance of Series B preferred shares	10,865,643	109	—	—	4,048	—	—	—	4,157
Stock options exercised	—	—	15,351	—	39	—	—	—	39
Non-cash marketing expense amortization ***	—	—	—	—	—	41,845	—	—	41,845
Non-cash compensation expense	—	—	—	—	—	301	—	—	301

Balances at December 31, 2002	238,290,093	2,383	67,070,065	671	804,801	(147,045)	(6,018)	(751,878)	(97,086)
Net loss	—	—	—	—	—	—	—	(100,739)	(100,739)
Foreign currency translation adjustment	—	—	—	—	—	—	1,062	—	1,062

Total comprehensive loss									(99,677)
Interest paid with issuance of Series B preferred shares	24,538,240	245	—	—	17,600	—	—	—	17,845
Conversion of preferred shares to common	(68,065,072)	(681)	68,065,072	681	—	—	—	—	—
Stock options exercised	—	—	51,058	—	70	—	—	—	70
Non-cash marketing expense amortization***	—	—	—	—	—	41,162	—	—	41,162
Proceeds in accordance with strategic marketing agreement	—	—	—	—	—	4,486	—	—	4,486
Non-cash compensation expense	—	—	—	—	—	241	—	—	241

Balances at December 31, 2003	194,763,261	$1,947	135,186,195	$1,352	$822,471	$(101,156)	$(4,956)	$(852,617)	$(132,959)

*	Unearned services includes $253.6 million associated with stock issued to Banco Itaú, net of related costs accrued as of June 30, 2000. See accompanying note 4 included herein.

**	Non-cash compensation expense includes $0.9 million intrinsic value of stock options granted less $0.6 million in deferred compensation cost related to an employee stock option grant.

***	Represents the amortization associated with the stock issued to Banco Itaú for the marketing services strategic alliance. See accompanying note 4 included herein.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Operating Activities:
Net loss	$(100,739)	$(161,867)	$(290,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (benefit) for uncollectible accounts	25	(451)	2,210
Depreciation and amortization	3,694	5,028	4,920
Non-cash asset impairment charges and lease reserves	1,012	948	1,473
(Gain) loss from investment securities	(36)	810	(385)
Non-cash marketing expense	41,162	41,845	41,845
Non-cash stock based compensation expense	241	301	324
Issuance of preferred stock in lieu of interest due affiliate	17,845	4,157	—
Changes in operating assets and liabilities:
Trade accounts receivable	2,064	(52)	(9,741)
Other operating assets	(810)	347	7,322
Operating liabilities	(5,341)	(14,960)	6,658
Deferred revenues	425	153	(376)
Payables to affiliates	(5,752)	(3,980)	8,173

Net cash used in operating activities	(46,210)	(127,721)	(227,892)

Investing Activities:
Capital spending	(1,559)	(2,026)	(5,998)
Proceeds from sale of short-term investments	—	—	69,357
Product development costs	—	—	(194)

Net cash (used in) provided by investing activities	(1,559)	(2,026)	63,165

Financing Activities:
Proceeds from issuance of senior convertible notes, net of issuance costs	—	159,451	—
Net proceeds from affiliate capital contributions	—	—	148,853
Proceeds in accordance with strategic marketing agreement	4,486	—	—
Proceeds from stock options exercised	70	39	—

Net cash provided by financing activities	4,556	159,490	148,853

Effect of exchange rate changes on cash and cash equivalents	613	(918)	(959)

Net (decrease) increase in cash and cash equivalents	(42,600)	28,825	(16,833)
Cash and cash equivalents, beginning of period	75,501	46,676	63,509

Cash and cash equivalents, end of period	$32,901	$75,501	$46,676

Supplemental cash flow disclosure
Income taxes paid	$—	$53	$—

Interest paid	$28	$1,008	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

Note 1 —	Organization and Basis of Presentation:

      America Online Latin America, Inc. (“AOLA” or the “Company”) began operations in December 1998. AOLA launched its first online service in Brazil in November 1999. The Mexico and Argentina country services were launched in July 2000 and August 2000, respectively. Under an agreement with America Online, Inc. (“America Online”), AOLA also provides certain Spanish language content to America Online’s subscribers in Puerto Rico and markets the AOL-branded service in Puerto Rico.

      The Company launched its new web-based content and connectivity services in Brazil, Argentina and Puerto Rico in September 2003, October 2003 and February 2004, respectively. The web-based services are priced at lower rates than the Company’s AOLA country services. AOLA expects these new services to better allow it to compete on the basis of price in all of its markets and, in Brazil, to allow consumers to choose the features they need. The Company believes its new web-based services in Brazil and Argentina will become its primary products in those countries, although at present the majority of its members in those countries are using the AOLA country service. AOLA is no longer actively promoting the AOLA country service in Brazil and Argentina, although they are still available. AOLA expects to experience migration of membership from its AOL Brazil and AOL Argentina country services to its new web-based services. To date, approximately 38% of subscribers to its web-based services in Brazil and Argentina have migrated from its AOLA country services.

      AOLA offers a web-based service in Puerto Rico, which it markets as “Conexis,” but it does not expect it to become AOLA’s primary product offering. AOLA expects to experience migration from the AOL-branded service in Puerto Rico to its web-based service. The Company began testing a web-based service in Mexico in September 2003, and its decision on whether or not to launch this service in Mexico will depend on these test results. The Company does not expect a web-based service in Mexico to become its primary product offering in that country.

      AOLA derives its revenues principally from member subscriptions to its AOLA country services, and to a lesser extent, from its web-based interactive services and advertising and other revenues. AOLA currently has the exclusive right to offer AOL-branded PC-based online services in Latin America. Under its license agreement with America Online, it also has the exclusive right to offer AOL-branded TV-based online services in Latin America if America Online develops these services. AOLA also has the exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by America Online for commercial launch on or before August 7, 2004.

      As discussed in more detail in Note 4, during fiscal year 2001, AOLA’s principal stockholders, America Online, the Cisneros Group of Companies (the “Cisneros Group”) and Banco Itaú, signed a stock purchase agreement under which they agreed to provide an aggregate of $150.0 million in additional capital.

      On March 8, 2002, AOLA entered into a note purchase agreement with Time Warner Inc. (“Time Warner”), the parent company of America Online. Under the note purchase agreement, Time Warner made available to AOLA $160.0 million in exchange for senior convertible notes of AOLA due in March 2007. AOLA completed the draw down of the entire amount available to it under the note purchase agreement on December 30, 2002. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of AOLA’s class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at any time at the option of the holder, and are redeemable by AOLA at any time, subject to the holder’s right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if AOLA raises additional debt or equity funds. Interest is

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable either in cash or preferred stock, at the Company’s option. However, the interest payment on the final maturity date must be made in cash only. If interest is paid in shares, the price per share is to be determined based on the average closing price of the class A common stock for the twenty trading dates prior to the date of payment.

      AOLA anticipates that available cash on hand of $32.9 million as of December 31, 2003, will be sufficient to fund operations into the first quarter of 2005, based upon its current operating budget. The Company’s expectations underlying its current operating budget and the duration of funding sufficiency are based upon certain estimates that AOLA believes are commercially reasonable in relation to historical experience. These estimates include paid membership levels and turnover, consumer acceptance of its new web-based interactive services, pricing of its services and continued cost reductions. As of March 2004, approximately $1.3 million of AOLA’s cash on hand served to collateralize certain Company obligations to employees and was not, and will not be, available for general corporate use. In total, the Company may be obligated to make payments amounting up to $2.8 million under these obligations.

      AOLA’s planning is focused on achieving operating cash self-sufficiency beyond 2004 based on available cash on hand. The Company also continues to explore various opportunities designed to provide it with additional capital resources in the future, in the event it is unable to achieve its operating goals. In addition, the Company has not identified additional sources of financing necessary to repay the $160.0 million senior convertible notes that will be due in March 2007. There can be no assurance that AOLA will be successful in its efforts to achieve cash self-sufficiency with available resources, or that it will be able to identify additional sources of capital to repay its debt obligations or operate its business, if needed. An additional restriction on the Company’s ability to obtain additional funding is that the holders of the senior convertible notes can require that the proceeds of any such financing or the sale of assets be used to repay the senior convertible notes. In addition, there is no commitment or obligation from America Online, the Cisneros Group or Banco Itaú to fund any of AOLA’s future requirements. Furthermore, Time Warner has stated that it does not intend to provide AOLA with additional funding.

Note 2 —	Summary of Significant Accounting Policies:

Principles of Consolidation

      These financial statements include the accounts of AOLA and its subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

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

Foreign Currency Translation

      The financial statements of AOLA’s wholly owned foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” Assets and liabilities are translated at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the period. Translation adjustments are included as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in results of operations in other income.

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition and Barter Transactions

      AOLA recognizes subscription revenues over the period that it provides its service following expiration of the member’s trial period. For subscribers in Brazil, Mexico and Argentina that have elected to pay their subscription fees with credit cards or through direct debit from bank accounts, AOLA begins to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers in these countries who pay on a cash basis, AOLA does not begin to recognize subscription revenues until the cash payment is received. As AOLA gains additional experience with the collectibility of its cash accounts receivable, it may eventually begin to recognize revenue when the fees become due, although it does not expect to do so in the near term future. The vast majority of subscribers to the AOL-branded service in Puerto Rico pay their subscription fees by credit card or direct debit of their bank accounts. Revenues from subscribers to Puerto Rico, which are received directly from America Online, are recognized when the fees become due. AOLA records deferred revenues when it has received payments from subscribers but has not yet provided its interactive services.

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

      AOLA also derives revenues from other transactions arising from the conduct of its normal course of operations. Other sources of revenue consist primarily of programming services provided to America Online for its Latino content area, revenue sharing agreements with certain telecommunications providers and representation fees for advertising sold on America Online’s services outside of Latin America, and are recognized as earned.

      AOLA measures revenue for payments made in the form of equity at the fair value of the securities at the earlier of the initiation of the agreement, if fully vested and non-forfeitable, or the date performance is complete. The fair value of these securities is determined by using either market price or other standard valuation models. If AOLA’s receipt of the securities is contingent upon the achievement of performance criteria, AOLA will measure revenue at that time based upon the achievement of those criteria. AOLA recognizes these revenues ratably, over the term of the contract, or when performance is completed. In November 1999, AOLA received $4.5 million in equity securities of Hollywood Media Corp. in exchange for future services to be provided to Hollywood Media Corp. This contract expired in October 2003. AOLA did not receive any equity securities for future services during the years ended December 31, 2003, 2002 or 2001.

      AOLA exchanges advertising for products and services. Such transactions are recorded at the estimated fair value of the products or services received or given in accordance with the provisions of APB 29, “Accounting for Non-Monetary Transactions” and the Emerging Issues Task Force (“ETIF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Barter transactions are not material to AOLA’s statement of operations for any periods presented.

      AOLA has entered into zero-cost agreements with telecommunications companies who provide the Company with modem ports that are used by its customers to access its interactive services and the Internet. Under these agreements, AOLA provides the telecommunications providers with advertising in exchange for the use of the ports. AOLA credits the value of the advertising it provides against its telecommunications expense in cost of revenues because it is not able to reliably determine the fair value of the ports under these arrangements.

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subscriber Acquisition and Advertising Costs

      AOLA accounts for direct marketing costs incurred for acquiring subscribers as well as other advertising costs as required by SOP 93-7, “Reporting on Advertising Costs.” AOLA expenses all advertising, marketing and other subscriber acquisition costs as it incurs them and reports such costs in sales and marketing expenses.

      Excluding the general and administrative component related to sales and marketing expenses, brand marketing and member acquisition costs totaled approximately $60.2 million in the year ended December 31, 2003, $90.9 million in the year ended December 31, 2002 and $184.4 million in the year ended December 31, 2001.

      Contained within sales and marketing expense is the amortization of 31,7000,000 shares of class A common stock given to Banco Itaú in June 2000, in consideration for its entering into a ten-year strategic alliance with AOLA. This amount, which was valued at $253.6 million, was accounted for as contra-equity — unearned services. As there are potential specific payments related to performance targets in the first five years of the agreement, AOLA is expensing $164.8 million of the cost on a straight-line basis over that period, based on the original valuation of the penalties. AOLA is expensing the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement. The amortization of the unearned service related to the Banco Itaú strategic alliance amounted to $41.2 million in the year ended December 31, 2003 and $41.8 million for each of the years ended December 31, 2002 and 2001. This expense is included in the accompanying consolidated statements of operations under sales and marketing expenses.

Cash and Cash Equivalents

      AOLA considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Such investments are carried at cost plus accrued interest, which approximates fair value. All other investments not considered to be cash equivalents are classified as “Investments.” The Company has a letter of credit outstanding in support of its U.S. office lease which is collateralized by a certificate of deposit in the amount of $0.3 million. As of March 2004, approximately $1.3 million of AOLA’s cash on hand served to collateralize obligations under executive retention agreements and is not, and will not be, available for general corporate use. This collateral is not available for general corporate use.

Investments, Including Securities Available-For-Sale

      AOLA classifies all debt and equity securities for which there is a determinable fair market value as available-for-sale. These securities are reported at their fair value, with unrealized gains and losses excluded from earnings and reported net of applicable taxes in accumulated other comprehensive income (loss). Realized gains and losses and declines in value of available-for-sale securities, other than those determined to be temporary, are included in other income (loss). The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. AOLA held no debt securities at December 31, 2003 and December 31, 2002.

      AOLA has an available-for-sale equity investment in Hollywood Media Corp., a public company traded on the NASDAQ National Market (ticker: HOLL). The investment was acquired in exchange for future services and is comprised of common stock and warrants which had an original fair market value of $4.5 million. The fair market value of this investment at December 31, 2003 and 2002 amounted to $194,000 and $158,000, respectively, including the fair value of the warrants of $36,000 and $30,000 at those dates.

      Quarterly, AOLA performs a review of the common stock portion of its holdings in Hollywood Media Corp. to determine if this value is impaired on an other-than-temporary basis. As a result of that review,

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AOLA recorded an impairment charge of approximately $761,000 to other income, net during the year ended December 31, 2002. Under the criteria established by Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” the warrants acquired in this transaction are classified as derivatives.

Trade Accounts Receivable and Credit Risk

      AOLA sells its services in Latin America to a diverse range of customers and subscribers. The carrying amount of AOLA’s trade accounts receivable approximates their fair market value and is encompassed within two main categories: subscriptions and advertising and other. AOLA’s trade accounts receivable portfolio has a higher concentration of balances derived from advertising and other revenues, although this concentration has been decreasing in line with the reduction experienced in advertising revenue. At December 31, 2003 and 2002, the balances of receivables outstanding related to advertising represented approximately 55% and 73% of the total credit portfolio, respectively.

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

      Management maintains an allowance to provide for estimated credit losses and has the responsibility for determining that the allowance is adequate for probable and inherent losses relating to trade receivables at each reporting date. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable and expected credit trends. Actual credit losses could differ from such estimates. The Company writes off delinquent balances when all reasonable collection efforts have been exhausted.

      AOLA recorded provisions to the allowance of approximately $25,000 in the year ended December 31, 2003 and $2.2 million in the year ended December 31, 2001. AOLA recorded net recoveries of allowances of approximately $0.5 million in the year ended December 31, 2002. Write-offs against the allowance totaled $0.4 million, $0.8 million and $0.8 million in the years ended December 31, 2003, 2002, and 2001, respectively.

Property and Equipment

      Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and impairment allowances. Depreciation or amortization is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements and allowances is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever are shorter.

      Long-lived assets and identifiable intangibles related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the abandonment of leased facilities for its call centers in Brazil and Mexico, AOLA incurred a charge of approximately $1.0 million for the impairment of leasehold improvements and furniture and equipment in the year ended December 31, 2003, which is included in cost of revenues in the accompanying consolidated statement of operations. In connection with the abandonment of leased facilities at its Fort Lauderdale offices, AOLA incurred a charge of approximately $0.6 million during the year ended December 31, 2001, for the impairment of leasehold

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improvements and furniture, which is included in general and administrative expenses in the accompanying consolidated statement of operations.

      AICPA Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” requires AOLA to capitalize various costs for the development of internal use software, including the costs of coding, software configuration, upgrades and enhancements. AOLA accounts for costs incurred for software obtained or developed for internal use in accordance with SOP 98-1.

      In March 2000, the EITF issued its consensus on Issue No. 00-2, “Accounting for Web Site Development Costs” (“EITF 00-2”). AOLA accounts for the development and maintenance of its website in accordance with EITF 00-2.

Product Development Costs

      Under specific conditions, AOLA capitalizes certain product development costs, which consist mainly of charges from America Online for personnel and costs associated with the localization of its interactive services and other development we request America Online to provide. AOLA capitalizes such costs incurred once the product or enhancement reaches technological feasibility and up until completion of beta testing. Prior to technological feasibility, and once the product or service is commercially available (upon completion of beta testing), costs are again expensed as incurred. Amortization of product development costs is provided on a product-by-product basis, using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed three years, beginning the month after the date of product release.

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

Financial Instruments

      The carrying amounts of AOLA’s cash and cash equivalents, other receivables, other assets, trade accounts payable and other liabilities approximate their fair market value due to their short-term nature. Management believes that it is not practicable to estimate the fair value of its $160.0 million senior convertible notes issued to Time Warner as there is no market for the notes and the entire outstanding principal amount is held by one entity.

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

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      No compensation expense was recognized related to options granted in the years ended December 31, 2003 and 2002, since the Company did not issue any grants at below fair market value. Total expense recognized in relation to the granting of stock options issued below market price was limited to approximately $241,000 in the year ended December 31, 2003, $301,000 in the year ended December 31, 2002 and $324,000 in the year December 31, 2001, and was related to an options grant issued to AOLA’s Chief Executive Officer in 2001. The following table presents AOLA’s net loss and loss per common share assuming AOLA had used the fair value method to recognize compensation expense with respect to its options:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Reported
Net loss applicable to common stockholders	$(116,608)	$(180,591)	$(307,320)
Loss per common share — basic and diluted	$(0.88)	$(2.69)	$(4.66)
Recorded employee stock-based compensation	$241	$301	$324
Employee stock-based compensation under fair value method	$61	$(5,279)	$(15,116)
Pro forma net loss	$(116,306)	$(185,569)	$(322,112)
Loss per common share — basic and diluted	$(0.88)	$(2.77)	$(4.88)

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      AOLA estimated the fair value of employee-stock-based awards using the Black-Scholes option-pricing model based on the weighted average assumptions for options granted during the periods as indicated below.

	Year Ended
	December 31,

	2003	2002

Risk free interest rate	3.61%	2.63%
Expected life (in years)	4.5	4.5
Expected volatility	120.0%	70.0%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$0.60	$0.88

Comprehensive Loss

      Comprehensive loss is defined as the change during a period in the equity of a business enterprise from transactions and other events and circumstances, except for those resulting from investments by owners and distributions to owners. In addition to its net loss, AOLA’s other comprehensive loss results from changes in the unrealized gains and losses on securities that are classified as available-for-sale and foreign currency translation adjustments. The presentation of comprehensive loss required by SFAS No. 130, “Reporting Comprehensive Income,” is set forth in the accompanying statements of changes in stockholders’ equity (capital deficiency).

Reclassifications

      Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2002 to conform to the presentation of the consolidated financial statements for the year ended December 31, 2003.

Recent Pronouncements

Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46”), which requires variable interest entities (“VIEs”), often referred to as special purpose entities (“SPEs”), to be consolidated by the primary beneficiary of an entity if certain criteria are met. FIN 46 was effective upon issuance for all new VIEs created after January 31, 2003 and effective July 1, 2003 for VIEs that existed prior to February 1, 2003. During 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) and delayed the required implementation date of FIN 46 for entities that are not SPE’s until March 31, 2004.

      The Company does not have any VIEs that will be consolidated as a result of this statement. Adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Certain Financial Instruments with Characteristics of Both Liabilities and Equity

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”). FAS 150 requires that an issuer classify certain financial instruments as a liability because that financial instrument embodies an obligation of the issuer. The remaining provisions of FAS 150 expand the definition of a liability to encompass certain obligations that a reporting entity can or must settle by issuing its own equity, depending on the nature of

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the relationship between the holder and the issuer. FAS 150 became effective for AOLA in the third quarter of 2003. The adoption of the provisions of FAS 150 did not have a material impact on the Company’s consolidated financial statements.

Investments

      In November 2003, the EITF reached a consensus on EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance on other-than-temporary impairments and its application to debt and equity investments and applies to investments in debt and marketable securities that are accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF 03-01 requires additional tabular and narrative disclosure of investments with unrealized losses. The requirements are effective for fiscal years ending after December 15, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements or disclosures.

Exit and Disposal Activities

      In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, one-time termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The application of the provisions of FAS 146 did not have a material impact on the Company’s consolidated financial statements.

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

Note 3 —	Related Party Transactions

      AOLA records the unpaid portion of costs incurred with related parties in payables to affiliates line item in the accompanying consolidated balance sheets. America Online charges fees for providing its services on an allocated cost plus basis. The Cisneros Group charges fees for services on a cost basis. Management believes that the expenses for these services are representative of what would have been incurred by AOLA on an arms-length basis.

      As of December 31, 2003, America Online had billed AOLA approximately $3.8 million over and above amounts recorded in the consolidated financial statements. The difference relates to a portion of items under dispute, primarily for support services provided by America Online. This dispute was settled in February 2004 in a manner which is consistent with the historical accounting treatment and which did not have any cash impact on the Company’s financial condition. America Online is no longer seeking payment for these amounts. The Company received a credit for these invoices on March 18, 2004.

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      AOLA agreed to compensate America Online for these services at rates at least as favorable to AOLA as those charged by America Online to any other party, including joint venture affiliates, but excluding affiliates that are at least 75% owned by America Online. Based on management’s experience negotiating similar contracts, as well as its knowledge of our competitors’ cost structures, the Company believes that the terms of the services agreement are at least as favorable as AOLA could have obtained from an unaffiliated third party.

      For the 2003 fiscal year, AOLA incurred expenses totaling approximately $11.8 million payable to America Online under its services agreement, as compared with $19.3 million in 2002 and $25.7 million in 2001.

Agreement for Consulting Services with America Online Relating to U.S. Latino Content Area

      In February 2003, AOLA entered into a one-year agreement for consulting services with America Online under which AOLA provides programming services to America Online related to this mini-channel. AOLA received $750,000 as consideration for these programming services. This agreement expired in February 2004. However, AOLA is in discussions with America Online for a new agreement under which America Online would pay AOLA $400,000 per year and provide it at no charge with certain product development services for its Spanish-language client software. There can be no assurance that AOLA will be able to reach agreement with America Online regarding it potential provision of these services.

Advertising Arrangements with America Online

      AOLA has an arrangement with America Online under which it pay America Online a commission as a finder’s fee of 15% of advertising revenues received from global transactions in which part of the advertising is on the Company’s country services and/or web-based interactive services. The amount of these payments during fiscal 2003 was approximately $137,000. Based on management’s experience negotiating similar arrangements, AOLA believes that the terms of this arrangement are at least as favorable as it could have obtained from an unaffiliated third party.

Network Arrangement with America Online

      AOLQ has an arrangement with America Online under which it receives network capacity from Progress Networks. America Online is a party to the agreement with Progress Networks and invoices AOLA for the amount of network capacity AOLA uses. The amount of such payments during fiscal 2003 was $1.3 million.

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Letter Agreement Regarding Puerto Rico Subscribers

      The Company entered into a letter agreement with America Online under which America Online transferred to AOLA the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico. Subscribers to the AOL-branded service in Puerto Rico are included in AOLA member totals. During 2003, 2002 and 2001, AOLA incurred $4.0 million, $2.7 million and $1.3 million, respectively to America Online under this agreement. During 2003, 2002 and 2001, AOLA recorded $13.8 million, $10.9 million and $4.7 million, respectively, in subscription revenues consisting of fees collected by America Online from subscribers to the AOL-branded service in Puerto Rico.

Interest on Senior Convertible Notes

      In 2003, AOLA paid $17.8 million in interest on the senior convertible notes purchased by Time Warner. The interest was paid through the issuance of 24,538,240 shares of series B preferred stock. During 2002, AOLA paid $5.2 million in interest on the senior convertible notes, consisting of 10,865,643 shares of series B preferred stock and $1.0 million in cash.

Advertising Agreement with Turner Broadcasting System Latin America, Inc.

      AOLA entered into an advertising agreement with Turner Broadcasting System Latin America, Inc., an affiliate of Time Warner. For the years ended December 31, 2003, 2002 and 2001, AOLA purchased approximately $1.0 million, $0.6 million and $1.0 million, respectively, in advertising on various Turner media properties.

      During the year ended December 31, 2003, AOLA made prepayment for future advertisement to Turner Broadcasting in the amount of $1.2 million. Advertising services are to be delivered at AOLA’s discretion, through December 31, 2004. As of December 31, 2003, the balance of this prepaid amount was approximately $0.5 million.

Support Arrangements and Other Agreements with the Cisneros Group and Affiliated Companies

      AOLA may also receive support services from the Cisneros Group, who charge fees to AOLA on a cost basis for those services. The Company did not receive material support from the Cisneros Group in 2003.

      In addition, AOLA has entered into various agreements with the following companies associated to the Cisneros Group. In 2003, AOLA entered into an agreement with El Sitio Management S.A. (“Claxson”) under which Claxson provided the Company with chat room technology for AOLA’s web-based services. AOLA has entered into agreements with Claxson under which AOLA advertised on certain of Claxson’s cable TV properties. AOLA also had an agreement with Pueblo Supermarkets in Puerto Rico, under which AOLA paid rent for kiosks in the supermarkets for purposes of soliciting new members, along with a bounty for new members who register through these promotional efforts. The agreement with Pueblo has expired.

      The costs incurred payable to the Cisneros Group and its affiliates for the aforementioned services totaled approximately $30,000, $0.2 million and $0.5 million in the years ended December 31, 2003, 2002 and 2001, respectively.

Advertising Agreements with Banco Itaú

      AOLA has entered into a series of advertising agreements with Banco Itaú under which they advertised on the AOLA country service and web-based services in Brazil. For the year ended December 31, 2003, AOLA received $0.6 million from Banco Itaú under this agreement. For the year

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2002, AOLA received $0.9 million for advertising services from Banco Itaú. The amount of payments received by the Company during the year ended December 31, 2001 was $1.5 million.

Dependence on AOL

      The termination or loss of exclusivity of AOLA’s license or services agreement with America Online would adversely impact the Company’s business. In exchange for its initial ownership interest in AOLA, America Online entered into a royalty-free license agreement and a services agreement with AOLA. Under the license agreement, AOLA has the exclusive right to offer in Latin America AOL-branded PC-based online services. AOLA also has the exclusive right to offer AOL-branded TV-based online services in Latin America. AOLA has the additional exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by AOL for commercial launch on or before August 7, 2004.

      AOLA also has a non-exclusive license to offer a localized network of Spanish- and Portuguese-language AOL-branded portals in Latin America with an option to license exclusively any Spanish- or Portuguese-language AOL-branded portals that America Online may develop for the Latin American market, subject to payment of a license fee. Under the services agreement, America Online provides services including software localization, updates, development, and installation services, server connection services, technical support and training. America Online may also provide AOLA with business development, administrative, tax, financial and legal services under the services agreement.

      Each of these agreements may be terminated if AOLA materially breaches its terms. AOLA will lose exclusivity of its licensed rights to PC-based services on the date on which America Online or the Cisneros Group owns less than 20% of the outstanding capital stock of AOLA outstanding on August 7, 2000, and to TV-and wireless-based services on the later of August 7, 2005 or the date on which either America Online or the Cisneros Group owns less than 20% of the outstanding capital stock of AOLA.

Note 4 —	Stockholders’ Equity

Preferred Stock

      AOLA is authorized to issue up to 1,000,000,000 shares of preferred stock, par value of $.01 per share, in one or more series with rights, preferences and privileges that are determined by AOLA’s board of directors. As of December 31, 2003, the Company had outstanding 115,244,559 shares of series B preferred stock, which is the series owned by America Online and Time Warner, and 79,518,702 shares of series C preferred stock, which is the series owned by the Cisneros Group. The number of preferred shares outstanding was reduced, as compared with December 31, 2002, as a result of the conversion of preferred stock by America Online and the Cisneros Group in January 2003 in support of AOLA’s efforts to comply with Nasdaq continued listing requirements.

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

      Concurrently with the IPO, the Cisneros Group gifted 2,057,950 shares of class A common stock to some of its current and former employees. These shares were issued by AOLA to the Cisneros Group as series C preferred stock and converted into shares of class A common stock upon their gifting. An additional 1,996,424 shares of series C preferred stock held by three individuals, as described in Note 1, also converted into 1,996,424 shares of class A common stock.

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Under the aforementioned agreement, America Online purchased approximately a total of $66.3 million of the AOLA’s series B redeemable convertible preferred. The Cisneros Group purchased a total of approximately $63.8 million of AOLA’s series C redeemable convertible preferred stock. Banco Itaú purchased approximately $19.9 million of AOLA’s class A common stock. The purchase price per share for the series B preferred stock, series C preferred stock and class A common stock was $4.6875.

      On July 31, 2001, the stockholders and board of directors authorized the amendment and restatement of AOLA’s certificate of incorporation. Under the terms of the Company’s amended and restated charter, on August 7, 2005, AOLA must redeem approximately 59.4% of the then outstanding series B and C preferred stock. The exact percentage to be redeemed is subject to adjustment based on the number of shares AOLA will issue in payment of interest on its senior convertible notes through August 7, 2005, which in turn is dependent on the price of the Company’s class A common stock. America Online and Time Warner hold AOLA’s series B preferred stock and the Cisneros Group and its affiliates hold its series C preferred stock. Of the remaining balance of series B and C preferred stock outstanding, AOLA must redeem an additional amount on April 2, 2006, and the balance on March 8, 2007. As of December 31, 2003, AOLA had 115,244,559 shares of series B preferred stock outstanding and 79,518,702 shares of series C preferred stock outstanding. As per the Company’s restated charter, the redemption price per share will be approximately $2.73, or an aggregate redemption price for the August 7, 2005 redemption of approximately $350.0 million (excluding accrued, but unpaid, dividends of approximately $57.3 million which AOLA is required to pay at the time of redemption), based on the current number of shares of series B and C preferred stock currently outstanding. The series B and series C preferred stock may be redeemed, at AOLA’s option, in cash, by delivery of shares of class A common stock or by any combination of cash and shares of class A common stock, valued at its then fair market value. However, due to the Company’s limited cash position, AOLA expects to redeem these shares of preferred stock through the issuance of shares of class A common stock. The August 7, 2005, redemption would result in additional dilution to class A stockholders of approximately 66%, assuming the fair market value of class A common stock at the time of redemption is $1.31.

      Holders of the series B and C preferred stock are entitled to receive a cumulative annual dividend at the rate of 3% of the per share liquidation preference, of $2.7268 and $2.7272 per share, respectively, as and when declared by the board of directors and before payment of any dividend to the holders of the class A, class B and class C common stock. The dividend is payable in series B and C preferred stock, in cash or in any combination of series B and C preferred stock and cash, at AOLA’s option. After payment of dividends on the preferred stock, the holders of the class A, class B and class C common stock, together with the holders of series B and series C preferred stock, will share ratably in any dividend declared by the board of directors based on the number of shares of common stock and preferred stock held. As of December 31, 2003, the liquidation value on the series B preferred shares was approximately $314.2 million, excluding cumulative dividends of $31.0 million. For the series C preferred shares, the liquidation value at such date was approximately $216.9 million, excluding cumulative dividends of $26.3 million.

Common Stock

      AOLA is authorized to issue a total of 2,250,000,000 shares of common stock, par value $.01 per share. This amount is comprised of authority to issue 1,400,000,000 shares of class A common stock,

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

450,000,000 shares of class B common stock and 400,000,000 shares of class C common stock. As of December 31, 2003, a total of 135,186,195 shares of class A common stock were outstanding. The increase in the number of class A common stock outstanding, as compared with 67,070,065 shares outstanding at December 31, 2002, resulted primarily from the conversion of preferred stock by America Online and the Cisneros Group in January 2003 in support of AOLA’s efforts to comply with Nasdaq continued listing requirements. No shares of class B common stock are outstanding and no shares of class C common stock are outstanding. The class B and class C common stock is convertible into shares of class A common stock at any time on a one-for-one basis.

      The holders of class A common stock are each entitled to one vote per share. America Online, Time Warner and the Cisneros Group are entitled to ten votes for each share of series B and series C preferred stock and, if issued, class B and class C common stock, that they hold. From inception through December 31, 2003, the Cisneros Group has contributed approximately $213.9 million to AOLA’s equity capital and America Online has contributed $116.3 million to AOLA’s equity capital. Time Warner has also subscribed to and purchased $160.0 million of senior convertible notes, which are convertible into shares of the Company’s series B preferred stock. As of December 31, 2003, none of AOLA’s senior convertible notes had been converted.

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

      Otherwise, holders of class A common stock, series B preferred stock and series C preferred stock and any issued class B and class C common stock generally will vote together as a single class on matters presented to the stockholders for their vote or approval, including for election of directors who are not elected directly by America Online or the Cisneros Group, except as otherwise required by applicable Delaware law. However, because America Online, Time Warner and the Cisneros Group together control approximately 97.6% of the voting power of outstanding AOLA capital stock, America Online, Time Warner and the Cisneros Group have the power to elect the remaining four directors.

      Under the stockholder’s agreement by and among the Company, America Online and the Cisneros Group, both America Online and the Cisneros Group have agreed to non-compete provisions. If either America Online or the Cisneros Group breaches these provisions, the Company and the non-breaching party may be able to acquire the breaching party’s capital stock.

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Common shares reserved for issuance at December 31, 2003 and December 31, 2002 were:

	As of December 31,

	2003	2002

Series B Preferred Stock	115,244,559	126,876,099
Series C Preferred Stock	79,518,702	111,413,994
AOL Warrant	16,541,250	16,541,250
AOLTW Senior Convertible Note	44,150,105	44,150,105
Stock Options	22,808,333	22,808,333

	278,262,949	321,789,781

The Banco Itaú Strategic Alliance

      In June 2000, AOLA entered into a ten-year strategic alliance with Banco Itaú, one of the largest banks in Latin America. AOLA launched a co-branded, customized version of our America Online Brazil country service that Banco Itaú began marketing to its customers in December 2000 and Banco Itaú is obligated to promote the co-branded service as the principal means of accessing Banco Itaú’s interactive financial services. AOLA also markets a version of its web-based interactive services in Banco Itaú branches containing the same co-branded features as the AOLA country service.

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

      On December 14, 2002, AOLA entered into an agreement that restructured the strategic marketing alliance with Banco Itaú. Under the terms of the agreement, AOLA oversees, in large part, the marketing activities for the co-branded service. Banco Itaú is obligated to establish kiosks and point-of-sale displays inside many of its bank branches for the promotion of the co-branded service, which are staffed by promoters trained by AOL Brazil. Potential subscribers are able to sample the co-branded services and register in the bank branches. The number of promoters varies depending on the success of the marketing efforts, which are reviewed every three months. If the marketing efforts do not meet specified goals, the number of promoters will be decreased, subject to a floor on the number of promoters. Conversely, if the marketing efforts exceed specified levels, the number of promoters will be increased subject to a maximum number of promoters. Furthermore, Banco Itaú is required to distribute, at AOLA’s direction, CD-ROM’s containing the software for the co-branded service, in connection with the in-branch promotions and through direct mail. In addition, Banco Itaú is required to produce and broadcast a certain number of television commercials promoting the co-branded service and is required to provide exclusive or preferred online banking benefits to subscribers to the co-branded service. Banco Itaú is responsible for the cost of these marketing efforts.

      The modified marketing arrangements will remain in effect through March 2006, although the ten-year term of the agreement did not change. Banco Itaú is obligated to make cash payments to AOLA if minimum annual revenue targets and marketing commitments are not met through March 2006. The maximum aggregate amount that Banco Itaú will be required to pay AOLA if these targets are not met, which are referred to as reference payments, is $26.0 million, $21.0 million and $13.0 million in 2004, 2005 and 2006, respectively. AOLA expects to receive only minimal amounts from Banco Itaú for their

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

failure to meet targets for the March 24, 2004 measurement date because of payments received from Banco Itaú in lieu of marketing, as described below.

      Beginning in the second half of 2003, as a result of lower than expected productivity, AOLA reduced the number of promoters under the revised marketing agreement. Because of this reduction and the cancellation of certain CD distributions, Banco Itaú made payments of $4.5 million to AOLA during 2003 in lieu of marketing activities it was obligated to perform under the revised marketing agreement. AOLA expects these payments to continue in the future but the amounts to gradually decrease over time as per the terms of the revised marketing agreement. AOLA has the right to redeploy or reinstate some of the promoters in the branches in the future, in which case it would forego such payments from Banco Itaú. Such payments from Banco Itaú are accounted for as funds from financing activities in the accompanying consolidated statements of cash flows and will reduce future marketing expense by lowering the amortization expense associated with the shares issued to Banco Itaú. Payments we receive from Banco Itaú in lieu of marketing activities it is obligated to make serve to offset amounts that may be owed as reference payments, since such amounts are considered revenues for purposes of calculating Banco Itaú’s performance under revenue targets.

      Banco Itaú’s customers who register for the co-branded services currently are entitled to a one-month free trial period, the length of which may be changed in the future and, if they subscribe to the co-branded AOLA country service on a monthly, bundled unlimited-use plan, are entitled to a 20% discount. Banco Itaú, at its option, may subsidize hours for certain customers who were subscribers to the co-branded service prior to December 14, 2002. For the year ended December 31, 2003, AOLA received $0.9 million in subsidies for its members from Banco Itaú as compared with $4.2 million in 2002 and $3.1 million in 2001.

      As there are potential specific payments related to performance targets in the first five years of the agreement, AOLA is expensing $164.8 million of the cost on a straight-line basis over that period, based on the original valuation of the penalties. AOLA is expensing the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement. The amortization of the unearned service related to the Banco Itaú strategic alliance was $41.2 million in the year ended December 31, 2003, and $41.8 million in each of the years ended December 31, 2002 and 2001. This expense is included in the accompanying consolidated statements of operations as part of sales and marketing expenses.

The AOL Warrant

      On August 7, 2000, the Company issued a warrant to AOL to purchase 16,541,250 shares in any combination of its series B preferred, class A common or class B common stock at a per share exercise price equal to the IPO price of $8.00 per share. The warrant was immediately exercisable and has a ten-year term. The number of shares issuable under the warrant may be increased if AOL or the Cisneros Group admits one or more strategic stockholders. No other warrants are outstanding.

Stock Option Plan

      In July 2000, AOLA’s board of directors and shareholders adopted AOLA’s 2000 Stock Option Plan (the “Stock Plan”). Under the Stock Plan, AOLA may grant incentive stock options and non-qualified stock options to its employees, consultants, and directors at fair market value at the date of grant. The options generally vest 25% per year over four years and have a maximum term of ten years. A total of 13,208,333 shares of class A common stock were initially authorized for grant under the Stock Plan. The number of shares available for issuance under the Stock Plan was increased, effective as of March 2001, to a total number of 17,808,333 shares of class A common stock. Stockholder approval was not sought for this increase, although AOLA’s Compensation Committee and Board of Directors approved it. The

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of shares available for issuance under the plan was increased a third time to 22,808,333 shares of class A common stock in July 2002. Stockholder approval was obtained for this increase. Stock options granted to non-employees are accounted for based on their fair value. The activity in AOLA’s stock options for the years ended December 31, 2003, 2002 and 2001 is set forth below:

	Year Ended

	December 31, 2003		December 31, 2002		December 31, 2001

	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Stock Options	Exercise Price	Stock Options	Exercise Price	Stock Options	Exercise Price

Balance at the beginning of period	14,725,922	$5.20	15,848,099	$6.14	10,458,965	$7.70
Options granted
At market price	242,452	$0.98	3,359,720	$1.85	6,975,030	$3.87
Below market price	—	—	—	—	250,000	$2.72

	242,452	$0.98	3,359,720	$1.85	7,225,030	$3.83
Options exercised	(51,058)	$1.32	(15,351)	2.72	—	—
Options forfeited	(4,484,130)	$4.76	(4,466,546)	$6.03	(1,835,896)	$5.93

Balance at the end of period	10,433,186	$5.31	14,725,922	$5.20	15,848,099	$6.14

      The following table summarizes the range and weighted average exercise prices and the weighed average remaining contractual life of the options outstanding at December 31, 2003:

Outstanding and Exercisable by Price Range

as of 12/31/2003

	Options Outstanding			Options Exercisable

		Weighted Average
	Number	Remaining	Weighted	Number	Weighted
Range of	Outstanding	Contractual Life	Average	Exercisable	Average
Exercise Prices	As of 12/31/2003	(in Years)	Exercise Price	As of 12/31/2003	Exercise Price

$0.01 – $2.12	2,019,893	8.4	$1.61	612,616	$1.58
$2.24 – $2.72	2,408,868	7.1	$2.71	1,223,224	$2.72
$2.77 – $7.98	1,457,374	7.1	$6.32	935,356	$6.43
$8.00 – $8.00	4,481,439	6.6	$8.00	3,835,234	$8.00
$8.07 – $9.44	65,612	7.1	$8.31	40,561	$8.30

	10,433,186	7.1	$5.31	6,646,991	$6.22

Note 5 —	Computation of Loss Per Common Share:

      The calculation of basic and diluted loss per common share for the years ended December 31, 2003, 2002 and 2001 is shown below (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net loss	$(100,739)	$(161,867)	$(290,315)
Less: Dividends on Series B and C preferred shares	15,869	18,724	17,005

Net loss applicable to common stockholders	$(116,608)	$(180,591)	$(307,320)

Weighted average number of common shares outstanding	132,903	67,068	66,018

Loss Per Common Share, Basic and diluted	$(0.88)	$(2.69)	$(4.66)

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Potential anti-dilutive securities as of December 31, 2003 and 2002 are set forth on the table below:

	As of December 31,

	2003	2002

Series B Preferred Stock	115,244,559	126,876,099
Series C Preferred Stock	79,518,702	111,413,994
AOL Warrant	16,541,250	16,541,250
AOLTW Senior Convertible Note	44,150,105	44,150,105
Stock Options	10,433,186	14,725,922

	265,887,802	313,707,370

Note 6 —	Segment Information:

Latin American Operations

      AOLA principally derives its revenues from operations in Latin America. Social, political and economic conditions in Latin America are volatile. This volatility could make it difficult for AOLA to develop its business, generate revenues or achieve or sustain profitability. Historically, volatility has been caused by currency devaluations, significant governmental influence over many aspects of local economies, political and economic instability, unexpected changes in regulatory requirements, social unrest or violence, slow or negative economic growth, imposition of trade barriers, and wage and price controls. Most of these factors were significant factors impacting AOLA’s business during the fiscal years 2003, 2002 and 2001 and have occurred at various times over the last two decades in the Latin American markets in which AOLA operates, including Brazil, Mexico and Argentina. AOLA has no control over these matters. Social, political and economic conditions may inhibit online services and Internet use, create uncertainty in AOLA’s operating climate and cause advertisers to reduce their advertising spending, all of which may adversely impact AOLA’s business. Latin America has also experienced significant currency fluctuations in recent years. Since AOLA’s consolidated cash flows from operations are generated primarily in the local currencies of the countries in which it operates, AOLA is subject to the effects of fluctuations in the value of those currencies.

Segments

      AOLA considers markets in which it has launched its AOLA country and web-based services as operational segments and reports its operations on a country-by-country basis. In determining operating segments, AOLA internally reviewed the current management structure that reports to the chief operating decision-maker (“CODM”) and analyzed the reports received by the CODM in order to allocate resources and measure performance.

      Each of AOLA’s operating segments derives its revenues from subscription fees to its interactive services and from advertising and other revenues. Interactive services consist primarily of the delivery of the AOLA country services and web-based interactive services. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. AOLA launched its first country operations in December 1999 in Brazil. In July 2000, it launched its AOLA country service in Mexico, launched its AOLA country service in Argentina in August 2000, and began

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketing the AOL-brand service in Puerto Rico in December 2000. It subsequently launched its web-based interactive services in Brazil and Argentina in the third quarter of 2003, and in Puerto Rico in the first quarter of 2004.

      For purposes of the segment presentation below, amounts included in revenues under the corporate and other segment represent amounts are related to the programming services AOLA provides to America Online for its Latino content area and to revenues for CompuServe Classic in countries where the AOLA country services are not present. The CompuServe Classic service was largely terminated in the first quarter of 2002. No single customer accounted for 10% or more of AOLA’s total revenues for any of the periods presented.

      The following table provides a reconciliation of reportable segment revenues to the consolidated financial statement totals and presents revenues by service type (in thousands).

	Year Ended December 31,

	2003	2002	2001

Revenues Breakdown:
Subscriptions
Brazil	$22,883	$25,229	$17,853
Mexico	21,152	24,906	19,579
Argentina	1,675	1,856	7,389
Puerto Rico	13,595	10,855	4,724
Corporate and other	110	152	373

	59,415	62,998	49,918
Advertising and other
Brazil	2,384	5,526	8,870
Mexico	1,574	2,258	5,557
Argentina	344	445	1,766
Puerto Rico	593	519	121
Corporate and other	864	361	211

	5,759	9,109	16,525
Total
Brazil	25,267	30,755	26,723
Mexico	22,726	27,164	25,136
Argentina	2,019	2,301	9,155
Puerto Rico	14,188	11,374	4,845
Corporate and other	974	513	584

	$65,174	$72,107	$66,443

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides a reconciliation of reportable segment loss or profit from operations to the consolidated financial statement totals (in thousands):

	Year Ended December 31,

	2003	2002	2001

Income (loss) from operations
Brazil	$(60,458)	$(95,447)	$(147,731)
Mexico	(7,649)	(37,268)	(71,550)
Argentina	(1,683)	(3,141)	(39,663)
Puerto Rico	2,495	956	(7,455)
Corporate and other	(16,366)	(21,729)	(28,669)

	$(83,661)	$(156,629)	$(295,068)

      The following table presents a reconciliation of reportable segment assets and long-lived assets to the consolidated financial statement totals (in thousands):

	December 31,	December 31,
	2003	2002

Total assets
Brazil	$10,069	$6,818
Mexico	3,575	7,035
Argentina	4,421	3,959
Puerto Rico	569	605
Corporate and other	37,105	81,857

	$55,739	$100,274

Long-lived assets
Brazil	$2,381	$2,528
Mexico	593	1,304
Argentina	282	304
Puerto Rico	232	254
Corporate and other	1,283	2,593

	$4,771	$6,983

      Depreciation and amortization expense, excluding amortization related to Banco Itaú under the Company’s strategic marketing agreement, amounted to $3.7 million for the year ended December 31,

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, as compared to $5.0 million for the year ended December 31, 2002 and to $4.9 million in the year ended December 31, 2001.

	Year Ended December 31,

	2003	2002	2001

Depreciation and amortization
Brazil	$1,347	$2,580	$1,598
Mexico	675	1,222	1,090
Argentina	156	352	451
Puerto Rico	207	80	124
Corporate and other	1,309	794	1,657

	$3,694	$5,028	$4,920

Capital spending
Brazil	$998	$1,059	$1,955
Mexico	259	249	217
Argentina	136	7	193
Puerto Rico	157	133	61
Corporate and other	9	578	3,572

	$1,559	$2,026	$5,998

Note 7 —	Property and Equipment and Product Development Costs

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization as follows (in thousands):

		December 31,
	Useful Life
	(years)	2003	2002

Leasehold and network improvements	4	$3,415	$3,771
Furniture and fixtures	5	2,707	2,595
Equipment and automobiles	5	1,590	1,213
Computer equipment and internal software	2 - 5	9,183	7,598

		16,895	15,177
Less: accumulated depreciation and amortization		(12,124)	(8,194)

Property and equipment, net		$4,771	$6,983

Capitalized development and localization costs		$1,934	$2,013
Less: accumulated depreciation and amortization		(1,884)	(1,728)

Product development costs, net		$50	$285

Note 8 —	Other Accrued Expenses and Liabilities

      At December 31, 2003 and 2002, the components of accrued expenses and liabilities were as follows (in thousands):

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

Telecommunications	$3,891	$2,796
Marketing and Advertising	3,202	2,380
Member Services	1,104	818
Other	1,475	1,375

Totals	$9,672	$7,369

Note 9 —	INCOME TAXES

      The United States and foreign components of loss from continuing operations before income taxes and dividends on the Series B and Series C preferred stock are as follows:

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
United States	$(32,469)	$(22,756)	$(36,407)
Foreign	(68,266)	(139,036)	(253,908)

	$(100,735)	$(161,792)	$(290,315)

      The components of the provision for income taxes are as follows:

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Current:	$—	$—	$—
Federal	—	—	—
Foreign	4	75	—
State	—	—	—

	4	75	—
Deferred	—	—	—

	$4	$75	$—

      For U.S. tax purposes, elections were made to treat foreign operating entities as branches as those subsidiaries were formed. AOLA acquired the foreign operating entities on August 7, 2000. Therefore, the consolidated operating losses arising in periods after August 7, 2000 are available for carry forward by AOLA. Net operating loss carryforwards totaling $742.0 million at December 31, 2003 are being carried forward and are available to reduce future taxable income. These net operating losses expire as follows: $187.0 million in 2020; $284.3 million in 2021; $166.4 million in 2022 and $104.3 million in 2023.

      Tax losses generated by AOLA in foreign jurisdictions will be available to be carried forward against future foreign taxable income, subject to local tax restrictions, if any. AOLA’s operations in Brazil, Mexico, Spain, Puerto Rico and Argentina generated net operating loss carryforwards totaling $474.1 million at December 31, 2003, which are being carried forward and are available to reduce future

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxable income of certain foreign tax jurisdictions. At December 31, 2003, AOLA’s net operating loss carryforwards (by operating country) expire as follows (in thousands):

Year Ended December 31,	Argentina	Puerto Rico	Spain	Mexico	Brazil	Total

2005	$248	$—	$—	$—	$—	$248
2006	17,786	—	—	—	—	17,786
2007	7,507	73	—	—	—	7,580
2008	1,903	3,949	—	—	—	5,852
2009	—	2,974	1,427	—	—	4,401
2010	—	2,724	39,548	47,545	—	89,817
2011	—	—	—	42,191	—	42,191
2012	—	—	49	30,473	—	30,522
2013	—	—	256	8,921	—	9,177
Indefinitely	—	—	—	—	266,542	266,542

	$27,444	$9,720	$41,280	$129,130	$266,542	$474,116

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The significant components of AOLA’s deferred tax assets and liabilities at December 31, 2003 and 2002 consisted of the following (in thousands):

	December 31,

	2003	2002

	(in thousands)
Deferred tax assets, net of deferred tax liabilities:
Accounts receivable allowances	$137	$240
Depreciation and amortization	1,900	2,671
Loss on securities	1,426	1,423
Deferred revenues	(96)	108
Accrued expenses	2,674	4,293
Stock based compensation	157	264
Net operating loss carryforwards	314,027	269,328

	320,225	278,327
Valuation allowance	(320,225)	(278,327)

	$—	$—

      SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that a $320.0 million and $278.3 million valuation allowance at December 31, 2003 and 2002, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased by approximately $41.9 million during the year ended December 31, 2003; approximately $55.0 million during the year ended December 31, 2002 and by approximately $140.2 million during the year ended December 31, 2001. AOLA’s operations in Brazil, Mexico and Argentina generated deferred tax assets of approximately $35 million from foreign net operating losses relating to periods prior to the August 7, 2000 reorganization. The foreign deferred tax

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets were fully provided for with a valuation allowance. A reconciliation of AOLA’s income taxes to amounts calculated at the statutory federal rate is as follows (in percentages):

	Year Ended December 31,

	2003	2002	2001

Federal statutory taxes:	(34.00)%	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	(3.63)	(3.63)	(3.63)
Non-deductible items	0.16	0.41	0.14
Dividends received deduction	(0.24)	(0.10)	(0.28)
Change in valuation allowance	41.59	33.99	48.31
Income nontaxable in U.S.	—	—	(8.38)
Income generated prior to the August 7, 2000 reorganization and taxable to predecessor parent	—	—	(0.31)
Other	(3.88)	3.33	(1.85)

	(0.00)%	(0.00)%	(0.00)%

Note 10 —	Commitments and Contingencies

Leases and Network Services Commitments

      AOLA has entered into various facilities and equipment operating leases, primarily under long-term operating agreements, some of which contain renewal options. In addition, AOLA has entered into third party telecommunications network capacity contracts, under which it is committed to purchase a minimum amount of network capacity or to pay a fixed minimum cost for network capacity. AOLA records expense related to these contracts up to the minimum commitments and expenses any additional costs in the period that it is incurred. As of December 31, 2003, future rental commitments and the fixed minimum costs for network capacity commitments under these contracts for future periods are summarized as follows (in thousands):

For the year ended December 31,	Leases	Network	Total

	(In thousands)
2004	$2,243	$7,796	$10,039
2005	2,584	8,433	11,017
2006	1,767	10,419	12,186
2007	419	—	419
2008	124	—	124
Thereafter	10	—	10

	$7,147	$26,648	$33,795

      For the year ended December 31, 2003, rent expense under operating leases totaled approximately $19.1 million. For the year ended December 31, 2002, rent expense under operating leases totaled approximately $22.3 million (including a one-time impairment charge of $0.9 million for leased space abandonment). For the year ended December 31, 2001, rent expense under operating leases totaled approximately $27.3 million (including a one-time impairment charge of $1.5 million for leased space abandonment).

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

      From time to time, AOLA may be involved in litigation relating to claims arising out of its operations in the normal course of business. AOLA is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on AOLA’s financial position or results of operations.

Note 11 —	Employee Savings Plan

      AOLA has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all regular employees based in its Fort Lauderdale headquarters or in Virginia. AOLA contributes a maximum contribution of 4% of a participant’s earnings. The cost of providing this benefit in the year ended December 31, 2003 was $174,000, as compared to $258,000 and $530,000 for the years ended December 31, 2002 and 2001, respectively. This AOLA savings plan was implemented during the 2001 fiscal year.

Note 12 —	Subsequent Events

      In January 2003, AOLA entered into an agreement with McDonald’s in Brazil to market its interactive services via kiosks in hundreds of McDonald’s restaurants in Brazil. As part of the agreement, AOLA paid McDonald’s an initial fee of approximately $2.1 million and is required to pay an annual fee over the five-year term of the agreement, which together with the initial fee will in the aggregate total as much as $7.0 million. In addition, AOLA is also required to pay McDonald’s a fee for each new member who becomes a paying member of the AOLA country service in Brazil through this agreement. AOLA launched the project in a limited number of restaurants in October 2003, but the implementation of this agreement has been subject to a number of delays and still has not been fully implemented.

      On March 24, 2004, AOLA modified its agreement with McDonald’s pursuant to which, among other things, McDonald’s is required to hire, train and deploy in the restaurant kiosks, for a period of one year, at its cost, 300 promoters who will be exclusively dedicated to the project. AOLA also has the right for AOL Brazil to be promoted, at no cost to it, in two of McDonald’s national advertising campaigns in 2004 and two additional such campaigns in 2005. As part of the restructured agreement, AOLA is no longer required to pay a maintenance fee to McDonald’s relating to the first year of the contract (estimated to have been $0.9 million), and McDonald’s is no longer required to pay AOLA penalties for its failure in the first year of the contract to timely establish kiosks according to the implementation schedule included in the initial contract (estimated to have been up to $0.8 million). As part of the restructured agreement, McDonald’s is required to establish, by August 31, 2004, functioning kiosks in 550 of its restaurants. To the extent that McDonald’s does not meet this target date, they will be obligated to refund to AOLA a portion of its $2.1 million initial investment. The initiative is presently operating in only a limited number of restaurants and AOLA hopes to achieve full implementation by the first quarter of 2005.

AMERICA ONLINE LATIN AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Quarterly Financial Data (Unaudited):

      The table below presents selected unaudited quarterly information for the last two calendar years. In management’s opinion, all adjustments necessary to fairly present the results of operations of such periods are reflected therein.

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,	TOTAL

Calendar Year 2003
Revenues	$16,295	$17,685	$16,280	$14,914	$65,174
Cost and expenses	40,073	39,207	35,618	33,937	148,835

Loss From Operations	(23,778)	(21,522)	(19,338)	(19,023)	(83,661)
Other income/(expense), net	(4,421)	(4,477)	(4,825)	(3,351)	(17,074)

Loss Before Income Taxes	(28,199)	(25,999)	(24,163)	(22,374)	(100,735)
Income taxes	(27)	29	(3)	5	4

Net Loss	(28,172)	(26,028)	(24,160)	(22,379)	(100,739)
Dividends on Series B and C preferred shares	3,033	3,882	4,435	4,519	15,869

Net Loss Applicable to Common Stockholders	$(31,205)	$(29,910)	$(28,595)	$(26,898)	$(116,608)

Basic and diluted loss per common share	$(0.25)	$(0.22)	$(0.21)	$(0.20)	$(0.88)

Weighted average common shares outstanding	125,304	135,135	135,136	135,158	132,903

Calendar Year 2002
Revenues	$18,161	$18,546	$17,557	$17,843	$72,107
Cost and expenses	71,600	56,942	50,869	49,325	228,736

Loss from Operations	(53,439)	(38,396)	(33,312)	(31,482)	(156,629)
Other income/(expense), net	526	(1,508)	(1,902)	(2,279)	(5,163)

Loss Before Income Taxes	(52,913)	(39,904)	(35,214)	(33,761)	(161,792)
Income taxes	—	—	24	51	75

Net Loss	(52,913)	(39,904)	(35,238)	(33,812)	(161,867)
Dividends on Series B and C preferred shares	4,651	4,651	4,653	4,769	18,724

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(57,564)	$(44,555)	$(39,891)	$(38,581)	$(180,591)

Basic and diluted loss per common share	$(0.86)	$(0.66)	$(0.59)	$(0.58)	$(2.69)

Weighted average common shares outstanding	67,060	67,070	67,070	67,070	67,068