Form 10-Q
period 2004-03-31
AMERICA ONLINE LATIN AMERICA INC
filed 2004-05-17
CIK 1100395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of May 10, 2004
Class A common stock - $0.01 par value,	135,288,388
Class B common stock - $0.01 par value,	None
Class C common stock - $0.01 par value,	None

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

•	Overview and recent developments. This section provides a general description of AOLA’s businesses, as well as recent developments that we believe are important in understanding our results of operations and future trends in our operations.

•	Results of operations. This section provides an analysis of AOLA’s results of operations for the three months ended March 31, 2004 relative to the comparable period in 2003. This analysis is presented on a consolidated basis, but also discusses relevant segment basis figures and results.

•	Financial condition and liquidity. This section provides an analysis of AOLA’s financial condition as of March 31, 2004 and cash flows for the three months ended March 31, 2004 and 2003.

•	Critical accounting policies. This section provides a review of our accounting policies and estimates considered most important to our reported financial condition and results.

•	Forward-looking statements. This section discusses how certain forward-looking statements made by AOLA throughout MD&A and in the consolidated financial statements are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

     This MD&A may not be indicative of the results for the full year and should be read in conjunction with the sections of our audited financial statements and notes thereto as well as our MD&A that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

     Overview and Recent Developments

     America Online Latin America, Inc. (“we,” “us,” “AOLA” or the “company”) is a leading interactive service provider in Latin America. Our goal is to be a leader in the development of the global interactive medium that is changing the way people communicate, stay informed, are entertained, learn, shop and conduct business in Latin America. We derive our revenues principally from member subscriptions to our AOLA country services, the AOL-branded service in Puerto Rico and our web-based interactive services. We also generate additional revenues from advertising and other revenue sources. Other revenue sources include programming services provided to America Online, Inc.’s (“America Online”) for its Latino content area and revenue sharing agreements with certain local telecommunications providers.

     Our AOLA country services and web-based interactive services provide our members with easy and reliable access to online communities, content and localized versions of certain of America Online interactive products. Our services enable members to access and explore the Internet and encourage members to participate in interactive communities through tools such as Spanish and Portuguese versions of AOL Instant Messenger, Buddy Lists, e-mail, web logs, public bulletin boards, online meeting rooms, conversations, chat and auditorium events. Our AOLA country services require members to use a client software program on their computers, whereas our web-based services do not require this software. Members can personalize their online experience through a variety of features, including customized news and e-mail controls. Our interactive services also provide members with local and regional content organized into channels, making areas of interest easy to find, and our AOLA country services also provide access to the extensive global content of the AOL service.

     Our markets in Latin America are Brazil, Mexico, Argentina and Puerto Rico. We have no current plans to expand to other markets in Latin America. In the table below, we provide the date on which we first launched our country service in each market and our market service coverage as of May 10, 2004.

Market	Commencement Date	Service Coverage
Brazil	November 1999	Available in 334 cites

Market	Commencement Date	Service Coverage
Mexico	July 2000	Available in 58 cites
Argentina	August 2000	Available in 22 cites
Puerto Rico	December 2000	Available island-wide

     Under an agreement with America Online, we receive the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico and include these subscribers in our member totals. Subscribers in Puerto Rico are provided with both English and Spanish language content through the AOL-branded service.

     We launched our new web-based content and connectivity services in Brazil, Argentina and Puerto Rico in September 2003, October 2003 and February 2004, respectively. Our web-based services are priced at lower rates than our AOLA country services. We expect these new services to better allow us to compete on the basis of price in these markets, and, in Brazil, to allow consumers to choose the features they need. Our web-based Internet connectivity service in Brazil is segmented to address four broad categories.

     Unlike Brazil, in Argentina and Puerto Rico, we offer only one web-based product. In Argentina, our web-based product offering is called “AOL Web” and is full-featured and similar to AOL Total in Brazil. “Conexis” is the name of the web-based service we offer in Puerto Rico which provides basic Internet connectivity, one email address and minimal content. We continue to test a web-based service in Mexico, and our decision on whether or not to launch this service in Mexico will depend on these test results. We are primarily responsible for the hosting, technical support, development and billing for our web-based services.

     We believe our new web-based services in Brazil and Argentina will become our primary products in those countries, although at present the majority of our members in those countries use the AOLA country service. We no longer actively promote the AOLA country service in Brazil and Argentina, although they are still available. We do not expect our web-based product offering in Puerto Rico to become our primary product offering. We expect to experience migration of membership from our AOL Brazil and AOL Argentina country services and our AOL-branded service in Puerto Rico to our new web-based services. To date, approximately 33% of subscribers to our web-based services have migrated from our AOLA country services in Brazil and Argentina and the AOL-branded service in Puerto Rico.

     Our future membership levels and our economic performance will be highly influenced by the extent of success of our web-based product offerings. To date, growth of our web-based services has been slow. Approximately 15% of the membership totals as of March 31, 2004 were subscribers to our web-based interactive services. Initial results in Brazil indicate that membership turnover is slightly lower for our web-based offerings than for our AOLA country services, although we cannot predict whether the improved turnover rate will continue or will be sufficient to enable us to achieve economic viability.

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

     We anticipate launching AOL 9.0 in Mexico during the second quarter of 2004, bringing the latest client software to that market. We expect the launch of AOL 9.0 to be an important enhancement for our members in Mexico. In relation to this launch, we plan on increasing our marketing expenditures to promote this new version beginning in the second quarter of 2004

     In June 2000, we entered into a ten-year strategic alliance with Banco Itaú, one of the largest banks in Latin America. Banco Itaú is obligated to market and promote a co-branded version of our interactive services in Brazil as the principal means of accessing Banco Itaú’s interactive financial services. Banco Itaú customers who become subscribers to the co-branded services are currently entitled to a 20% discount off the standard price for the unlimited, bundled service plan.

     In December 2002, we amended our strategic marketing alliance with Banco Itaú. Under the terms of the revised agreement, we now oversee, in large part, the marketing activities for the co-branded service. Banco Itaú is obligated to establish kiosks and point-of-sale displays in hundreds of its bank branches for the promotion of the co-branded services, which are staffed by promoters trained by AOL Brazil. Potential subscribers are able to sample the co-branded services and register in the bank branches. The number of promoters varies depending on the success of the marketing efforts, which are reviewed every three months. If the marketing efforts do not meet specified goals, the number of promoters will be decreased, subject to a floor on the number of promoters. Conversely, if the marketing efforts exceed specified levels, the number of promoters will be increased, subject to a maximum number of promoters. Banco Itaú is also required to distribute, at our direction, CDs containing the software for the co-branded AOLA country service via in-branch promotions and direct mail. Banco Itaú must also produce and broadcast a certain number of television commercials promoting the co-branded services and provide exclusive online banking benefits to subscribers to the co-branded services. Banco Itaú is responsible for the cost of these marketing efforts.

     The modified marketing arrangements will remain in effect through March 2006, although the ten-year term of the agreement did not change. Banco Itaú is obligated to make cash payments to us if minimum annual revenue targets and marketing commitments are not met through March 2006. The maximum aggregate amount that Banco Itaú will be required to pay us if these targets are not met, which we refer to as reference payments, is $21.0 million and $13.0 million in 2005 and 2006, respectively. Banco Itaú met the March 24, 2004 targets and was not required to pay any penalties to AOLA. We expect to receive only minimal amounts from Banco Itaú for any potential failure to meet revenue targets for the March 24, 2005 measurement date.

     In January 2003, we entered into a five-year agreement with McDonald’s in Brazil to market our service via kiosks in hundreds of McDonald’s restaurants in Brazil. We paid McDonald’s an initial fee of approximately $2.1 million and are required to pay an annual fee of up to $1.0 million over the term of the agreement. In addition, we also are required to pay McDonald’s a fee for each new member who becomes a paying member of our service in Brazil. We launched the project in a limited number of restaurants in October 2003, but the implementation of this agreement has been subject to a number of delays and has not been fully implemented.

     In March 2004, we modified our agreement with McDonald’s under which, among other things, McDonald’s is now required to hire, train and deploy in the restaurant kiosks, for a period of one year and at its cost, 300 promoters who will be exclusively dedicated to the project. In each of 2004 and 2005, we have the right for AOL Brazil to be promoted in two of McDonald’s national advertising campaigns. As part of the restructured agreement, we are not required to pay a maintenance fee to McDonald’s related to the first year of the contract (estimated to have been $0.9 million), and McDonald’s is no longer required to pay us penalties for their failure to establish kiosks on a timely basis (estimated to have been up to $0.8 million). Furthermore, McDonald’s is required to establish functioning kiosks in 550 of its restaurants by August 31, 2004. Based on the current rate of implementation of kiosks in its restaurants, we do not expect McDonald’s to meet this target and they will be obligated to refund to us a portion of our initial investment of $2.1 million. Implementation under the terms of the modified agreement is currently behind schedule, but our goal is to achieve full implementation of the agreement by the first quarter of 2005. To date, the productivity rates have been low in restaurants where kiosks have been established. We still hope McDonald’s will become an important member acquisition channel. Excluding our agreement with Banco Itaú, our planning is premised on McDonald’s becoming our most important member acquisition channel. Failure to successfully implement this agreement or achieve adequate productivity levels would negatively impact our future membership levels.

     In 2002, we implemented measures designed to better target higher-value members by focusing on targeted groups that have a greater likelihood of becoming members who pay on a timely basis and remain subscribers to our services for an extended period of time. This allowed us to increase the cost efficiency of our member acquisition marketing efforts and reduce the overall cost of our marketing activities, primarily through the elimination of the mass mailing of CDs containing our software. Instead, we now focus on more targeted activities such as the use of kiosks in high traffic retail and bank locations and distribution of our software through original equipment manufacturers and direct customer interaction channels. Our greater selectivity in the acquisition of new members has resulted in fewer new registrations, but which we hope will eventually be of higher value. We also took steps to block access to our network and terminate members who were delinquent in the payment of their fees to us. This allowed us to reduce our costs of revenues by reducing the scope of our network and call center support operations in line with the resulting reduced membership base and lower peak demand.

     As we have reduced our spending on acquisition marketing activities, we have increased our reliance on co-branded and joint marketing arrangements, where a third-party partner is responsible for implementing a significant percentage of the marketing effort. Our two main marketing arrangements are the marketing agreements with Banco Itaú and McDonald’s, both in Brazil. In Mexico and Puerto Rico, we have continued our reliance on existing distribution channels, focusing primarily on targeted increases in the number of kiosks located at retail locations. Our reliance on the marketing efforts of strategic partners has reduced the rate at which we use cash and has lowered our sales and marketing expenses, since costs incurred by our partners are not accounted for in our results. However, reliance on third-party arrangements has also increased the potential for unforeseen delays over which we have limited control, as has been the case with McDonald’s in Brazil. Failure to successfully implement the McDonald’s agreement or to achieve the subscriber targets in the Banco Itaú agreement would negatively impact our future membership levels.

     At March 31, 2004, our ending membership base was approximately 433,000 members, down from approximately 462,000 members at December 31, 2003. Membership in our Banco Itaú co-branded service was approximately 104,000 members at March 31, 2004, as compared with approximately 103,000 members at December 31, 2003, and accounted for 24% of our total membership base. The decline in total membership during the first quarter of 2004 was due to low levels of new member registrations, which were insufficient to offset membership losses from attrition. Strong price competition from providers of free and paid Internet services in Brazil, as well as increased price competition in Mexico and Argentina, continue to negatively impact member acquisition and retention. Registration rates also continue to be negatively impacted by the slow rate of implementation of the McDonald’s marketing agreement and low productivity in restaurants where kiosks have been established. Our membership turnover rates have apparently stabilized in Mexico and in the Banco Itaú segment of our Brazil business, although not sufficiently to stem losses from reduced levels of marketing activities and continued competitive pressures. Excluding the Banco Itaú portion of our business, membership turnover has not improved in Brazil. In addition, membership turnover has not improved in Argentina or Puerto Rico.

     We expect that our membership base will decrease by 30,000 members in the second quarter of 2004, to approximately 400,000, driven by strong competition in Brazil and by delays in the implementation of the McDonald’s marketing agreement in Brazil. Furthermore, we now expect our membership base to continue declining at least through the end of 2004. Future membership will be significantly influenced by the success of our new web-based interactive services and our success in identifying alternative member acquisition channels.

     Total membership counts include members of our AOLA country services, in our web-based interactive services and broadband service, as well as members of the co-branded Banco Itaú service and members to the AOL-branded service in Puerto Rico. Our membership totals also include members participating in free trial periods and retention programs. As of March 31, 2004, 84% of our members, including members still on their trial periods, had selected credit cards, direct debit and other non-cash payment options, which have a better rate of collection than cash-payment methods, as compared with approximately 81% at December 31, 2003. Approximately 13% of our total subscribers at March 31, 2004, were in free trial periods or member retention programs, compared with 14% at December 31, 2003.

     During the first quarter of 2004, we experienced a decrease in our subscription revenues as compared with the first quarter of 2003. This reduction was driven by declines in Brazil, Mexico and Argentina, partially offset by an increase in Puerto Rico. The decreases in Brazil, Mexico and Argentina were driven by reductions in paid membership. Future subscription revenue performance will be highly influenced by the extent of success of our web-based product offerings in reducing membership turnover and in attracting new members. We now expect our subscription revenues to decrease throughout the remainder 2004, driven by the continued reduction in paid membership and by the expected increase in subscriber selection of our lower-priced web-based services, rather than our higher-priced AOLA country services.

     Advertising and other revenues also continued to decrease in the first quarter of 2004. We expect our advertising and other revenue to continue decreasing throughout 2004 as a result of our reduced membership base, our lack of success in attracting significant commitments from traditional media advertisers and the expiration of long-term contracts in 2003. Other revenues are expected to decrease due to the expiration of our agreement to provide programming services to America Online for their Latino content area.

     Although we expect our revenues to decrease throughout the remainder of 2004, we also expect our costs to continue decreasing as well. Telecommunication costs are expected to decrease, primarily as a result negotiated reductions in network unit prices and capacity achieved in 2003. Sales and marketing expenses are expected to continue decreasing as a result of lower average number of kiosks in operation and additional reductions in the distributions of CDs. As a result, we continue to expect to further reduce our losses in 2004 as compared to 2003. Available cash on hand at March 31, 2004 was $29.3 million, as compared with available cash on hand of $32.9 million at December 31, 2003. We expect available cash on hand will be sufficient to fund operations into the first quarter of 2005, based upon our current operating budget.

     We believe regulations relating to local telephone pricing are likely to be modified in Brazil, upon their expiration in January 2006. At such time, rules governing interconnection fees between telecommunications providers may also be modified. If such rules were to be modified, we would expect our costs to increase because we would not receive payments we currently receive from telecommunications providers for routing our traffic over their lines. We cannot predict at this time whether or not these regulations will be enacted or, if enacted, what form of alternative rate pricing might be adopted, or what any potential effect on our business could be. These changes would also likely impact the competition for interactive services in Brazil, although we cannot predict what the impact may be.

     In May 2004, “Internet Brasil,” an association of paid Internet service providers in Brazil, filed a complaint with the Ministry of Justice alleging anticompetitive practices by incumbent telephone companies and their affiliated free Internet service providers. The complaint requests the incumbent telephone companies to grant equal treatment to all Internet service providers. We do not expect this complaint to be resolved in the near future. Furthermore, there can be no assurance that the resolution of this complaint would benefit us in any manner.

     We consider countries in which we have launched our AOLA country services or web-based interactive services as operational segments and internally report our operations on a country-by-country basis. Although amounts for Argentina are not currently material and are not expected to be material in future reporting periods, we have decided not to consolidate Argentina with our corporate and other segment in order to facilitate historical segment comparisons. Each of our operating segments, except for Puerto Rico, derives its subscription revenues through the provision of interactive services and also from advertising and other revenue sources. In Puerto Rico, we derive our subscription revenue from our arrangement with America Online whereby America Online transfers its net economic interests from members to the AOL-branded service in Puerto Rico to us. Our Puerto Rico segment also derives revenue from advertising and other revenue.

     Results Of Operations

Consolidated Results of Operations

     Table 1 shows the consolidated results from operations for the three months ended March 31, 2004 and 2003.

	THREE MONTHS ENDED
TABLE 1 - SELECTED OPERATING DATA	March 31,	March 31,		%
(In thousands, except share, per share amounts and percentages)	2004	2003	Change	Change
	(unaudited)	(unaudited)
Condensed Consolidated Results of Operations
Revenues:
Subscription	$13,471	$14,958	$(1,487)	(9.9)%
Advertising and other	548	1,337	(789)	(59.0)

	14,019	16,295	(2,276)	(14.0)
Costs and expenses	27,349	40,073	(12,724)	(31.8)

Loss from operations	$(13,330)	$(23,778)	$10,448	(43.9)%

Net loss applicable to common stockholders	$(21,054)	$(31,205)	10,151	(32.5)%

Loss per common share, basic and diluted	$(0.16)	$(0.25)	$0.09	(36.0)%

Weighted average number of common shares outstanding	135,210,049	125,303,515	9,906,534	7.9%

Income (loss) from operations by segment:
- Brazil	$(10,661)	$(16,253)	$5,592	(34.4)%
- Mexico	33	(3,258)	3,291	(101.0)
- Argentina	(413)	(363)	(50)	13.8
- Puerto Rico	1,163	351	812	231.3
- Corporate and other	(3,452)	(4,255)	803	(18.9)

	$(13,330)	$(23,778)	$10,448	(43.9)%

As a percentage of total loss from operations:
- Brazil	80.0%	68.4%
- Mexico	(0.3)	13.7
- Argentina	3.1	1.5
- Puerto Rico	(8.7)	(1.5)
- Corporate and other	25.9%	17.9%

	100.0%	100.0%

Revenues

     Total revenues. Table 2 below shows our revenues by type and by operating segment.

	THREE MONTHS ENDED
TABLE 2 - REVENUES BY SEGMENT	March 31,	March 31,		%
(Dollars in thousands, except percentages)	2004	2003	Change	Change
	(unaudited)	(unaudited)
Revenues
Subscriptions	$13,471	$14,958	$(1,487)	(9.9)%
Advertising and other	548	1,337	(789)	(59.0)

	$14,019	$16,295	$(2,276)	(14.0)%

Distribution of revenues
Subscriptions	96.1%	91.8%
Advertising and other	3.9%	8.2%

	100.0%	100.0%

Revenues by operating segment
- Brazil	$4,968	$6,186	$(1,218)	(19.7)%
- Mexico	4,667	5,991	(1,324)	(22.1)
- Argentina	453	499	(46)	(9.2)
- Puerto Rico	3,732	3,408	324	9.5
- Corporate and other	199	211	(12)	(6.1)

	$14,019	$16,295	$(2,276)	(14.0)%

As a percentage of total revenues
- Brazil	35.4%	38.0%
- Mexico	33.3%	36.8%
- Argentina	3.2%	3.1%
- Puerto Rico	26.6%	20.9%
- Corporate and other	1.5%	1.2%

	100.0%	100.0%

SUBSCRIPTION REVENUES
By segment of business
- Brazil	$4,830	$5,516	(686)	(12.4)%
- Mexico	4,602	5,693	(1,091)	(19.2)
- Argentina	374	399	(25)	(6.3)
- Puerto Rico	3,648	3,317	331	10.0
- Corporate and other	17	33	(16)	(48.5)

	$13,471	$14,958	$(1,487)	(9.9)%

As a percentage of total subscription revenues
- Brazil	35.9%	36.9%
- Mexico	34.2%	38.1%
- Argentina	2.8%	2.7%
- Puerto Rico	27.1%	22.2%
- Corporate and other	0.0%	0.1%

	100.0%	100.0%

	THREE MONTHS ENDED
	March 31,	March 31,		%
(Dollars in thousands)	2004	2003	Change	Change
	(unaudited)	(unaudited)
ADVERTISING AND OTHER REVENUES
By segment of business
- Brazil	$138	$669	(531)	(79.4)%
- Mexico	65	298	(233)	(78.2)
- Argentina	79	100	(21)	(20.8)
- Puerto Rico	84	91	(7)	(7.7)
- Corporate and other	182	179	3	1.7

	$548	$1,337	$(789)	(59.0)%

As a percentage of total advertising and other revenues
- Brazil	25.1%	50.0%
- Mexico	11.8%	22.3%
- Argentina	14.4%	7.5%
- Puerto Rico	15.3%	6.8%
- Corporate and other	33.4%	13.4%

	100.0%	100.0%

     Subscription revenues. Table 2 presents our subscription revenues on a consolidated and segment basis for the three months ended March 31, 2004 and 2003.

     We derive our subscription revenues from members paying fees to subscribe to our AOLA country services and to our web-based interactive services, and from revenues received from America Online related to subscribers to the AOL-branded service in Puerto Rico. Subscription revenues do not include amounts paid to us by Banco Itaú on behalf of its customers for subsidies that it chose or was required to make. Such receipts from Banco Itaú were netted against and recorded as a reduction of marketing expenses and thus were not accounted for as subscription revenues. Amounts paid directly to us by subscribers that exceeded any time subsidized by Banco Itaú were included in subscription revenues. Under the terms of the revised marketing agreement, Banco Itaú is no longer required to subsidize its customers who are subscribers to the co-branded service. As a result, subsidies from Banco Itaú for its customers have not been material after the first half of 2003, nor were they material in the first quarter of 2004. We do not expect subsidies from Banco Itaú for its customers to be material in future periods. For subscribers that have elected to pay their subscription fees with credit cards, we begin to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers that pay through means other than credit cards, we begin to recognize subscription revenues when we receive payment.

     Subscription revenue for the quarter ended March 31, 2004 was $13.5 million, a decrease of 9.9%, or $1.5 million, from $15.0 million in the first quarter of 2003. The decline in subscription revenues versus the prior-year period was driven by the loss of paid members in all operating segments except Puerto Rico. The overall decrease in subscription revenue as compared to the prior-year quarter was primarily due to losses in paying subscribers as a result of increased competition, which resulted in members lost through attrition. New member registration rates were lower than necessary to replace membership attrition, negatively impacted as well by the slow launch of the McDonald’s initiative in Brazil. For the first quarter of 2004, subscription revenue in Brazil decreased to $4.8 million, down $0.7 million, or 12.4%, from $5.5 million in the prior year period. Subscription revenue in Mexico decreased to $4.6 million in the first quarter of 2004, down $1.1 million, or 19.2%, from $5.7 million in the first quarter of 2003. Subscription revenue in the first quarter of 2004 in Argentina fell to $374,000, a decrease of $25,000, or 6.3%, from $399,000 in the prior year period. Subscription revenue in Puerto Rico, however, increased to $3.6 million in first quarter of 2004, up $0.3 million, or 10.0%, from $3.3 million in the fiscal 2003 first quarter.

     In constant currency terms, subscription revenue decreased by an amount greater than the reported decrease of 9.9% during the three months ended March 31, 2004. In constant currency terms, subscription revenue declined by 15.2% as compared to the prior-year quarter. The favorable translation impact of a weaker U.S. dollar reduced the impact of lower local currency revenues on reported subscription revenue by $0.8 million. Information on a constant currency basis excludes the effect of foreign currency translation on reported results and is provided to help explain variations in reported results and provide insight into the underlying operational performance of our business. On a segment basis, in constant currency terms, subscription revenue in the first quarter of 2004 decreased by 27.4% in Brazil, 17.8% in Mexico, and 14.0% in Argentina, as compared with the quarter ended March 31, 2003.

     Sequentially, reported subscription revenue declined by 2.5%, or approximately $0.3 million, from the $13.8 million recorded in the quarter ended December 31, 2003. All segments, except Puerto Rico, contributed to the sequential decrease, with Brazil declining by $0.4 million, Mexico declining by $0.2 million and Argentina declining by $18,000. Puerto Rico subscription revenue increased by $0.2 million in the first quarter of 2004, as compared with the fourth quarter of 2003. The loss of paying members was the main factor resulting in the reduction of subscription revenue as compared the fourth quarter of 2003.

     Future subscription revenue performance will be highly influenced by the extent of success of our new web-based product offerings in reducing membership turnover and in attracting new members and by our ability to successfully develop new acquisition marketing channels. We expect our subscription revenues to decrease through the end of 2004, driven by the continued reduction in paid membership and by the expected increase in subscribers to our lower-priced web-based services rather than our higher-priced AOLA country services.

     At March 31, 2004, we had deferred subscription revenues of approximately $4.3 million, as compared with $4.5 million at December 31, 2003. Deferred subscription revenues consist of fees for subscription services received or confirmed as collectible from credit card accounts and prepaid subscription plans in advance of our having earned those subscription revenues.

     Advertising and other revenues. Table 2 presents our advertising and other revenues.

     Our advertising and other revenue is derived principally from:

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

     For the quarter ended March 31, 2004, revenue derived from advertising and other declined to $0.5 million, a decrease of $0.8 million, or 59.0%, from the $1.3 million recorded in the first quarter of 2003. The overall decrease was driven primarily by decreases in customer advertising revenue. All our segments, except the corporate segment, reported declines in advertising and other revenue. The small increase in our corporate and other segment was primarily due to revenue received by us from America Online for content programming services that we provided to America Online for use on their U.S. Latino content area. Currency exchange rate fluctuations in Latin America did not have a material impact on reported advertising and other revenue during the quarter ended March 31, 2004, as compared with the prior-year quarter.

     Sequentially, advertising and other revenue in the first quarter experienced a decrease of $0.5 million, or 50.0%, from the fourth quarter of 2003, driven by lower customer advertising. We expect advertising and other revenue to continue to decrease throughout 2004, despite an improved online advertising environment in Latin America, driven by our reduced membership base, our lack of success in attracting significant commitments from traditional media advertisers and the expiration of long-term contracts in 2003. Other revenues are also expected to decrease due to the expiration of our agreement to provide programming services to America Online for their Latino content area, although we are currently negotiating a new agreement with America Online. There can be no assurance that we will be able to reach agreement with America Online regarding our potential provision of these services.

     During the three months ended March 31, 2004, we had advertising and other revenues from affiliated companies of approximately $77,000, as compared with $0.7 million for the first quarter of 2003. Advertising and other revenue from related parties consists primarily of revenues received from America Online for programming services we provided to them for their Latino content area, representation fees we receive from America Online for selling advertising on their interactive services and advertising by Banco Itaú on our AOLA country service in Brazil.

     At both March 31, 2004 and December 31, 2003, we had deferred advertising and other revenues of approximately $0.3 million. Deferred advertising and commerce revenues consist of payments received in advance of our delivery of the related services and are recognized as income as the services are delivered.

Costs and expenses

     Total cost and expenses. Table 3 below shows our total costs and expenses on a consolidated and segment basis for the three months ended March 31, 2004 and 2003. Our total costs and expenses consist of cost of revenues, sales and marketing, and general and administrative expenses.

	THREE MONTHS ENDED
TABLE 3 - COSTS AND EXPENSES	March 31,	March 31,		%
(Dollars in thousands, except percentages)	2004	2003	Change	Change
	(unaudited)	(unaudited)
Costs and expenses:
Cost of revenues	$9,325	$16,569	$(7,244)	(43.7)%
Sales and marketing	12,136	16,539	(4,403)	(26.6)
General and administrative	5,888	6,965	(1,077)	(15.5)

Total costs and expenses	$27,349	$40,073	$(12,724)	(31.8)%

As a percentage of total costs and expenses:
Cost of revenues	34.1%	41.3%
Sales and marketing	44.4%	41.3%
General and administrative	21.5%	17.4%

Total costs and expenses	100.0%	100.0%

Costs and expenses by operating segment:
- Brazil	$15,629	$22,439	$(6,810)	(30.3)%
- Mexico	4,633	9,249	(4,616)	(49.9)
- Argentina	866	862	4	0.5
- Puerto Rico	2,569	3,057	(488)	(16.0)
- Corporate and other	3,652	4,466	(814)	(18.2)

	$27,349	$40,073	$(12,724)	(31.8)%

As a percentage of total costs and expenses:
- Brazil	57.1%	56.0%
- Mexico	16.9%	23.1%
- Argentina	3.2%	2.2%
- Puerto Rico	9.4%	7.6%
- Corporate and other	13.4%	11.1%

	100.0%	100.0%

Depreciation and amortization:
- Brazil	$354	$351	$3	0.9%
- Mexico	90	295	(205)	(69.5)
- Argentina	32	32	—	—
- Puerto Rico	44	52	(8)	(15.4)
- Corporate and other	352	239	113	47.3

	$872	$969	$(97)	(10.0)%

Cost of revenues. Our cost of revenues includes:

•	network-related costs consisting primarily of fees paid to third parties to carry our data over their telecommunications networks;

•	personnel and related costs for customer support and in-house product and content development;

•	fees we pay to America Online for use of their servers that run our interactive services (i.e., hosting services);

•	fees we pay to America Online for technical support and training and current period product development maintenance expense;

•	amortization of capitalized product development costs;

•	fees paid to third-party content providers; and

•	collection costs and certain miscellaneous taxes.

     Certain payments received from providers of local network access, who have entered into agreements compensating us for routing our traffic on their networks, are treated as credits and reduce our cost of revenues.

     For the quarter ended March 31, 2004, our cost of revenues was $9.3 million and represented 34.1% of our total costs and expenses. Compared to the quarter ended March 31, 2003, cost of revenues decreased by approximately $7.2 million, or 43.7%, from $16.6 million and 41.3% of total costs and expenses. During the quarter ended March 31, 2004, the decrease in cost of revenues was driven primarily by reductions in network and hosting expense ($2.9 million), member services ($2.1 million) and product development ($1.2 million). The improvements in network costs reflect the significant reduction in the number of modems that was undertaken to size our network to reduced membership levels and other cost reductions negotiated with local telecommunications providers in 2003. The reduction in member services expense is a result of lower membership levels and actions taken to reduce costs such as outsourcing of call center employees in Brazil and the consolidation of Spanish-language call service centers in Argentina. Currency fluctuations increased reported cost of revenues during the quarter ended March 31, 2004 by approximately $1.7 million as compared with the prior-year period.

     Sequentially, costs of revenues declined by $2.7 million (22.2%) from $12.0 million in the quarter ended December 31, 2003, primarily due to a reduction of $1.7 million (27.0%) in network and hosting expenses.

     We expect cost of revenue to continue decreasing modestly throughout the remainder of 2004, as we continue to benefit from negotiated reductions in network costs, consolidation of Spanish-language member services in Argentina and outsourcing of call center operations in Brazil. However, we also expect that the rate of improvement in year-over-year comparisons will begin to decrease as the impact of historical currency devaluations and cost reduction actions are incorporated into the base periods. As of May 10, 2004, our network provided coverage to 414 cities in our three service countries. Service in Puerto Rico is available island-wide. In the near term, we expect to maintain the number of cities in our network at current levels.

     Cost of revenues paid to related parties primarily consists of payments made or due to America Online and its affiliates for the costs of hosting, maintenance, product development and other technical support services for our country operations. During the first quarter of 2004 and 2003, the cost of these services amounted to $2.2 million and $3.9 million, respectively.

     Sales and marketing. Sales and marketing expenses consist of costs to acquire and retain our members, operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs such as the costs to staff and operate kiosks established at retail locations, the payment of bounties to partners who bring qualified registrations to our AOLA country services and our web-based services through their distribution channels and the distribution of our software on CDs to potential customers as well as the costs of brand advertising on television and in newspapers, magazines and other media. Also included in sales and marketing expense is amortization of the value of the shares of our class A common stock issued to Banco Itaú in consideration for its entering into the strategic marketing alliance with us (see “Item 1 - Business — Strategic Alliance with Banco Itaú” in our Annual Report on Form 10-K for the period ended December 31, 2003, as well as Note 5 to our unaudited consolidated financial statements included herein). Amortization expense related to the Banco Itaú marketing agreement was approximately $9.7 million and $10.3 million during the quarters ended March 31, 2004 and 2003.

     For the quarter ended March 31, 2004, sales and marketing expenses were $12.1 million, a decrease of $4.4 million, or 26.6%, from $16.5 million in the first quarter of 2003. Sales and marketing expenses in the first quarter of 2004 accounted for 44.4% of total costs and expenses, compared with 41.3% in the prior year period. During the first quarter of 2004, currency fluctuations did not have a material impact on reported sales and marketing expenses as compared with the first quarter of the prior year.

     The decrease in sales and marketing expenses in the first quarter of 2004, as compared with the first quarter of 2003, was driven primarily by lower spending in both direct acquisition marketing ($2.9 million) and brand marketing ($1.5 million). Sales and marketing expenses for the first quarter of 2004 include expenses of approximately $0.3 million associated with our marketing agreement with McDonald’s in Brazil. This quarterly expense will be on-going for the remaining four-year life of the McDonald’s agreement. The decrease in direct acquisition marketing costs was due mainly to a reduction in the number of kiosks promoting our interactive services in retail and high traffic locations funded by us. We expect our sales and marketing expenses to continue to decrease modestly throughout the remainder of 2004, as savings from reductions in the number of kiosks and reduced levels of CD distribution are partially offset by increased brand marketing spending as we promote the launch of our new version of the client software for the AOLA country service in Mexico.

     We evaluated the projected productivity of our kiosks located at Banco Itaú branches and chose not to operate those with expected levels of registrations which were not economicaly beneficial. This resulted in the closure of a substantial majority of the kiosks which Banco Itaú is obligated to operate under the revised Strategic Marketing agreement. In addition, we also cancelled certain CD distributions Banco Itaú was obligated to make. As per the terms of the revised marketing agreement, we received from Banco Itaú a payment of approximately $1.4 million during the first quarter of 2004 in exchange for advertising on our service in lieu of these marketing activities they were obligated to undertake. We expect these payments to continue in the future but the amounts to gradually decrease over time as per the terms of the revised marketing agreement. We expect to receive such a payment in the amount of $0.4 million from Banco Itaú in the second quarter of 2004, and expect to receive a payment of approximately $0.9 million in the third quarter of 2004. Such payments from Banco Itaú are reflected as funds received from financing activities in our statement of cash flows and reduce future marketing expense associated with the amortization of shares given to Banco Itaú under our strategic marketing agreement. We have the right to choose to redeploy or reinstate some of the branches in the future, in which case we would forego such payments from Banco Itaú.

     Sequentially, sales and marketing expenses declined by approximately $2.9 million, or 19.1% from $15.0 million in the quarter ended December 31, 2003. This reduction was due primarily to a decrease in brand marketing, following the completion of launch-related expenditures for our web-based services in Brazil in the fourth quarter of 2003.

     For the three-month periods ended March 31, 2004 and 2003, sales and marketing expenses incurred with related parties were not material. For the three months ended March 31, 2004 and 2003, amounts received from Banco Itaú for subsidies it pays on behalf of its members were approximately $5,000 and $0.5 million, respectively. Subsidies paid by Banco Itaú on behalf of its members largely ceased during the third quarter of 2003 as a result of the revised marketing agreement with Banco Itaú, under which Banco Itaú is no longer required to make subsidy payments to us on behalf of its members to the co-branded service. Amortization expense related to the Banco Itaú marketing agreement was approximately $9.7 million and $10.3 million during the quarters ended March 31, 2004 and 2003.

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

     General and administrative. General and administrative expenses consist primarily of personnel-related expenses, office lease payments, legal, tax and travel-related expenses, among others.

     For the three months ended March 31, 2004, our general and administrative costs decreased by $1.1 million, or 15.5%, to $5.9 million, down from $7.0 million in the first quarter of 2003. The decline in general and administrative expense was primarily due to lower staffing levels in the current quarter, as compared to the prior-year period, and personnel severance expense in the prior-year period. For the quarter ended March 31, 2004, currency devaluations across our service countries did not have a material impact on our reported general and administrative expense, as compared with the first quarter of 2003. On a sequential basis, our general and administrative costs decreased by $1.1 million, or 15.7%, to $5.9 million in the quarter ended March 31, 2004 from $7.0 million in the fourth quarter of 2003.

     We expect that our general and administrative expenses will continue at or near current levels throughout the remainder of 2004. For the quarter ended March 31, 2004, expenses incurred in general and administrative support services provided by America Online and other related parties were not material. For the quarter ended March 31, 2003, we incurred fees of approximately $0.1 million for support services provided by America Online.

     Interest Expense. Interest expense consists almost entirely of interest on our senior convertible notes outstanding. During the first quarter ended March 31, 2004, interest was $4.1 million, down $0.3 million from $4.4 million in the prior-year first quarter. This decrease was due to a one-time correction of historical interest paid. Excluding this correction, interest expense would have been $4.4 million, which is the expected quarterly interest expense since our average balance of senior convertible notes outstanding will remain at constant at current levels.

     Interest on our senior convertible notes for the first quarter of 2004 was paid through the issuance of 2,878,713 shares of our series B preferred stock to Time Warner. Under the terms of the our senior convertible notes, we may choose to make payment of interest through the issuance of shares of our series B preferred stock, with the exception of the last payment, which must be paid in cash (approximately $3.2 million). To the extent we do so, interest expense does not currently represent a cash outlay. Given our focus on cash preservation, we expect future payments of interest to be undertaken through the issuance of additional shares, except as noted. We continue to expect to pay the interest on the senior convertible notes through the issuance of additional stock; consequently, interest expense should not have a cash impact on our financial condition. However, depending on market conditions at the time, a decision by us to pay the interest on the senior convertible notes through the issuance of additional shares of stock could result in significant additional dilution to our existing shareholders.

     Other income (expense), net. Other income (expense) consists primarily of foreign currency gains and losses and realized gains and losses on investments. For the quarter ended March 31, 2004, other income (expense), net was $45,000, an increase of $66,000 from other expense of $21,000 in the quarter ended March 31, 2003.

     Income taxes. For the three months ended March 31, 2004, we had an income tax expense of $30,000, as compared with an income tax credit of $27,000 in the quarter ended March 31, 2003.

     Loss from operations. For the quarter ended March 31, 2004, our loss from operations was approximately $13.3 million, an improvement of approximately $10.4 million, or 43.9%, from the loss of $23.8 million recorded in the comparable prior year period. The improvement was driven primarily by reductions in costs and expenses, which more than offset the impact of lower revenues as compared with the prior-year period.

     Net loss applicable to common stockholders and loss per common share. Our net loss applicable to common stockholders, after dividends to preferred stockholders, was $21.1 million in the first quarter of 2004, an improvement of approximately $10.2 million, or 32.5%, as compared with the loss of $31.2 million recorded in the first quarter of 2003. Our loss per share, both basic and diluted, was $0.16 per share for the quarter ended March 31, 2004, as compared with losses per share, basic and diluted, of $0.25 in the prior-year quarter. The improvement was driven primarily by reductions in costs and expenses, which more than offset the impact of lower revenues as compared with the prior-year period.

     Net loss applicable to common stockholders includes dividends on our preferred shares outstanding. For the quarter ended March 31, 2004, interest expense was approximately $4.1 million, as compared to $4.4 million in the prior-year quarter ended March 31, 2003. We expect interest expense to remain at the rate of $17.6 million per year at least through March 2007, which is when our senior convertible notes mature. Dividends on preferred stock were approximately $3.7 million for the quarter ended March 31, 2004, as compared to $3.0 million for the same quarter of the previous year.

Financial Condition and Liquidity

     Current Financial Condition. Table 4 below highlights our current consolidated financial condition at March 31, 2004 and at the end of the preceding fiscal year, December 31, 2003.

	AS OF
TABLE 4 - FINANCIAL CONDITION (As of Balances)	March 31,	December 31,		%
(Dollars in thousands, except percentages)	2004	2003	Change	Change
	(unaudited)

Cash and cash equivalents	$29,331	$32,901	$(3,570)	(10.9)%

Current assets	$39,441	$44,207	$(4,766)	(10.8)%

Total assets	$50,211	$55,739	$(5,528)	(9.9)%

Working capital	$15,498	$17,008	$(1,510)	(8.9)%

Current liabilities	$23,943	$27,199	$(3,256)	(12.0)%

Long-term debt	$160,000	$160,000	$—	—%

Stockholders’ equity (capital deficiency)	$(134,959)	$(132,959)	$(2,000)	1.5%

Total assets breakdown by segment:
- Brazil	$9,833	$10,069	$(236)	(2.3)%
- Mexico	2,892	3,575	(683)	(19.1)
- Argentina	4,524	4,421	103	2.3
- Puerto Rico	435	569	(134)	(23.6)
- Corporate and other	32,527	37,105	(4,578)	(12.3)

	$50,211	$55,739	$(5,528)	(9.9)%

Long-lived assets:
- Brazil	$2,057	$2,381	$(324)	(13.6)%
- Mexico	504	593	(89)	(15.0)
- Argentina	267	282	(15)	(5.3)
- Puerto Rico	197	232	(35)	(15.1)
- Corporate and other	927	1,283	(356)	(27.7)

	$3,952	$4,771	$(819)	(17.2)%

     At March 31, 2004, we had $29.3 million of cash and cash equivalents, long-term debt of $160.0 million and a capital deficiency of $135.0 million. This represented a reduction in our cash and cash equivalents position of $3.6 million as compared to December 31, 2003. The decline in our cash and cash equivalents position resulted primarily from the financing of our loss from operations during the three-month period ended March 31, 2004. Working capital performance also aided our cash position through one-time items, such as the collections of old accounts receivable. We expect our rate of cash utilization to increase somewhat in the second quarter of 2004, driven by incremental marketing expenditure related to the launch of the new version of our client software in Mexico. Our long-term debt position did not change, and is comprised entirely of our senior convertible notes. The purchase of our senior convertible notes was completed by Time Warner on December 30, 2002.

     Our capital deficiency increased by $2.0 million as compared with our position at December 31, 2003. The increases in our capital deficiency reflects our comprehensive loss for the three months ended March 31, 2004 of $17.2 million, which was partially offset by the amortization of an additional quarter of the Banco Itaú unearned services account, a payment of $1.4 million received from Banco Itaú in lieu of marketing activities it was obligated to undertake and which is recorded as proceeds from financing activities, the payment of interest on our senior convertible notes through the issuance of additional stock and the impact on the foreign currency translation adjustment from the appreciation of local currencies since December 31, 2003.

     Our current assets at March 31, 2004 amounted to $39.4 million, a decrease of $4.8 million, or 10.8%, as compared to $44.2 million at December 31, 2003. The decrease in current assets was driven primarily by the decrease in cash and cash equivalents, as explained above. Current liabilities decreased $3.3 million, or 12.0%, to $23.9 million at March 31, 2004, from $27.2 million at December 31, 2003 driven by reductions in accrued personnel costs and in other accrued expenses and liabilities. The reduction in accrued personnel costs reflected the payment of annual bonuses to employees while the reduction in other accrued expenses and liabilities resulted from our reduced spending on marketing activities and operating costs.

     We anticipate that our cash on hand of $29.3 million as of March 31, 2004 will be sufficient to fund operations into the first quarter of 2005, based upon our current operating budget. Our expectations underlying our current operating budget and the duration of funding sufficiency are based upon certain estimates that we believe are commercially reasonable in relation to our historical experience. These estimates include paid membership levels and turnover, consumer acceptance of our web-based services, pricing of our services and continued cost reductions. These estimates are subject to a number of risks and uncertainties more particularly described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003, and there can be no assurance that they will turn out to be accurate. As of March 31, 2004, approximately $1.0 million of our cash on hand had been set aside to collateralize our obligations under executive-retention agreements and we do not expect it to be available for general corporate use.

     We continue to explore various opportunities that could provide us with additional capital resources in the future to allow us to attempt to achieve operating cash flow self-sufficiency. There can be no assurance that we will be able to identify additional sources of capital to operate our business. In addition, we have not identified additional sources of financing necessary to repay the $160.0 million senior convertible notes that will be due in March 2007. An additional restriction on our ability to obtain additional funding is that the holders of our senior convertible notes can require that the proceeds of any such financing or the sale of assets be used to repay the senior convertible notes. Additionally, there is no commitment or obligation from America Online, the Cisneros Group or Banco Itaú to fund any of our future requirements. Furthermore, Time Warner has stated that it does not intend to provide us with additional funding.

Cash Flows and Liquidity. Table 5 illustrates our consolidated cash flows and capital spending by segment for the three-month periods ended March 31, 2004 and 2003:

	THREE MONTHS ENDED
TABLE 5 - CASH FLOWS & CAPITAL SPENDING	March 31,	March 31,		%
(Dollars in thousands, except percentages)	2004	2003	Change	Change
	(unaudited)	(unaudited)
Condensed Cash Flow Statement:
Cash and cash equivalents, beginning of period	$32,901	$75,501	$(42,600)	(56.4)%

Cash flow (used in) provided by :
Operating activities	(4,822)	$(15,128)	$10,278	(67.9)
Investing activities	(61)	(344)	283	(82.3)
Financing activities	1,436	—	1,464	100.0
Effect of exchange rate changes on cash and cash equivalents	(123)	487	(610)	(125.3)

Net decrease in cash and cash equivalents	(3,570)	(14,985)	11,415	(76.2)

Cash and cash equivalents, end of period	$29,331	$60,516	$(31,185)	(51.5)%

Capital spending by segment:
- Brazil	$(41)	$(35)	$(6)	17.1%
- Mexico	—	(78)	78	(100.0)
- Argentina	(16)	(91)	75	(82.4)
- Puerto Rico	—	(144)	144	(100.0)
- Corporate and other	(4)	4	(8)	200.0

	$(61)	$(344)	$283	(82.3)%

Operating Activities

     Cash used by operations in the first quarter of 2004 narrowed to $4.8 million, as compared to $15.1 million in the quarter ended March 31, 2003. This improvement in cash flow required by operations was driven primarily by a reduction in loss from operations.

     Financing Activities

     During the first quarter of 2004 we chose to receive approximately $1.4 million from Banco Itaú, as permitted under the terms of our strategic marketing agreement, in lieu of certain marketing activities which Banco Itaú was obligated to undertake to promote the co-branded service in Brazil. The payment Banco Itaú made to us was in lieu of marketing activities such as the distribution of CDs and the reduced number of promoters, which resulted from the closing of kiosks with low productivity. We expect these payments to continue in the future but the amounts to gradually decrease over time as per the terms of the revised marketing agreement. We have the right to redeploy or reinstate some of the kiosks in the branches in the future, in which case we would forego such payments from Banco Itaú.

     Investing Activities and Capital Spending

     Cash used by investing activities was $61,000 in the three months ended March 31, 2004, as compared to cash used by investing activities of $344,000 in the first quarter of 2003, and was attributable entirely to capital expenditures in support of business operations.

Cash and Cash Equivalents and Liquidity

     From inception through December 31, 2003, our operations have been financed through capital raised in several rounds of financing, including our initial public offering on August 8, 2000, and through the issuance of senior convertible debt. Funds raised through March 31, 2004 have totaled $711.5 million, net of issuance-related expenses, as shown in the following table:

Net Proceeds from Historical Financings
(in millions)

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

     Our last financing took place on March 8, 2002, through the sale of senior convertible notes due March 2007 to Time Warner. Under the note purchase agreement, Time Warner made available to us, subject to standard borrowing conditions, $160.0 million in exchange for our senior convertible notes due in March 2007. We completed the draw down of the funds available to us under the note purchase agreement on December 30, 2002. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8, 2002). The senior convertible notes are presently convertible at the option of the holder and are redeemable by us at any time, subject to the holder’s right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds.

     Interest on the senior convertible notes is payable either in cash or preferred stock, at our option, with the exception of the final interest payment. If interest is paid in shares, the price per share is determined based on the average closing price of the class A common stock for the twenty trading dates ending three days prior to the date of payment. On March 31, 2004, we made our eighth payment of interest on the senior convertible notes, which covered the period from January 1 through March 31, 2004. The interest payment of approximately $4.1 million was made through the issuance of 2,878,713 shares of series B preferred stock to Time Warner, based on an average price of $1.3045 per share. Given our focus on cash preservation, we expect to make future payments of interest through the issuance of additional shares of stock, with the exception of the final interest payment. Depending on market conditions at the time, a decision to pay the interest on our senior convertible notes through the issuance of additional shares could result in significant additional dilution to existing shareholders.

     In the event the $160.0 million in senior convertible notes were to be converted by Time Warner, an additional 44,150,105 shares of preferred stock would be issued to Time Warner, increasing the economic ownership by America Online and its affiliates in AOLA to 55.7% and their relative voting strength to 67.3%, assuming conversion of the warrant granted to America Online at the date of our initial public offering and the options granted to its employees who are members of our Board of Directors. Interest payments on the senior convertible notes over the remaining life of the notes will total approximately $51.7 million, assuming the notes are not converted to stock prior to their maturity. Because we intend to pay interest through the issuance of additional shares of preferred stock, we expect America Online’s relative ownership and voting strength to continue to increase over the foreseeable future.

     Capitalization

     As displayed in Table 6 below, at March 31, 2004, we had 135,255,453 shares of class A common stock outstanding, up from 135,186,195 shares of common stock at December 31, 2003. The increase in common stock outstanding was due to the exercise of stock options by employees during the quarter.

	As of
	March 31,	December 31,		%
TABLE 6 - CAPITAL (End of Period Balances)	2004	2003	Change	Change
(In thousands, except share amounts)	(unaudited)

Stockholders’ equity (capital deficiency)
Preferred Stock, Common Stock and additional paid-in capital	$829,862	$825,770	$4,092	0.50%
Accumulated deficit	(870,010)	(852,617)	(17,393)	2.04
Other, mainly unearned services	(94,811)	(106,112)	11,301	(10.65)

	$(134,959)	$(132,959)	$(2,000)	1.50%

Shares outstanding
Series B Preferred Stock	118,123,272	115,244,559	2,878,713	2.50%
Series C Preferred Stock	79,518,702	79,518,702	—	—
Class A Common Stock	135,255,453	135,186,195	69,258	0.05

	332,897,427	329,949,456	2,947,971	0.89%

Shares reserved for issuance
Preferred shares outstanding	197,641,974	194,763,261	2,878,713	1.48%
AOL Warrant	16,541,250	16,541,250	—	—
AOLTW Senior Convertible Note	44,150,105	44,150,105	—	—
Stock options outstanding	11,568,266	10,433,186	1,135,080	10.88

	269,901,595	265,887,802	4,013,793	1.51%

     At March 31, 2004, we had outstanding anti-dilutive securities, all of which are convertible or exercisable into shares of our class A common stock, consisting of:

•	series B preferred stock, convertible into 118,123,272 shares of our class B common stock or class A common stock;

•	series C preferred stock, convertible into 79,518,702 shares, of our class C common stock or class A common stock;

•	$160.0 million principal senior convertible notes issued to Time Warner, convertible into 44,150,105 shares of series B preferred stock, class B common stock or class A common stock;

•	a warrant issued to America Online exercisable for 16,541,250 shares of any combination of class A common stock, class B common stock or series B preferred stock; and

•	options to purchase 11,568,266 shares of our class A common stock.

     If all of these anti-dilutive securities were converted or exercised, an additional 269,901,595 shares of class A common stock would have been outstanding at March 31, 2004. We refer to these securities as anti-dilutive securities because if they were exercised or converted into shares of class A common stock, they would decrease our basic and diluted loss per share as calculated under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). In accordance with U.S. GAAP, the potential effect of these anti-dilutive securities, which are or will all be convertible or exercisable into class A common stock, was not included in the calculation of loss per share.

     There can be no assurance that we will continue to satisfy the $1.00 minimum bid price requirement of the NASDAQ SmallCap market in the future. If the closing bid price of our class A common stock remains below $1.00 per share bid price for thirty consecutive trading days, we would expect to receive notification from NASDAQ of our non-compliance with its listing standards.

Critical Accounting Policies

     We believe the following represent our critical accounting policies as contemplated by FRR 72. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 2 to our audited consolidated financial statements in our annual report on Form 10-K for the period ended December 31, 2003.

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

     Under the terms of our original agreement with Banco Itaú, which was in effect until December 14, 2002, Banco Itaú was required to offer at least one hour of subsidized usage per month to subscribers of the co-branded service following the expiration of a subscriber’s trial period. Banco Itaú could also choose to provide its customers additional subsidized time beyond the one-hour obligation. In addition, Banco Itaú was required to pay us a nominal amount for subscribers who had not used the service during the previous month and who were beyond their free trial period. We recorded amounts paid to us by Banco Itaú on behalf of its customers for subsidies, which it chose or was required to make, as a reduction of marketing expenses and not as subscription revenues. Amounts paid directly to us by subscribers that exceed the time subsidized by Banco Itaú are included in subscription revenues. Were we to recognize payments from Banco Itaú as revenues, our subscription revenues and sales and marketing expense would be higher than currently reported. Under the terms of the revised marketing agreement, Banco Itaú is no longer required to offer or make such subsidy payments on behalf of its customers. As a result, subsidies received from Banco Itaú largely ceased during the second half of 2003.

     Cost of Revenues — Zero Port Costs. We have entered into zero-cost agreements with telecommunications companies who provide us with modem ports that are used by our customers to access our interactive services and the Internet. Under these agreements, we provide the telecommunications providers with advertising in exchange for the rental fees of the ports. We credit the value of the advertising we provide against our telecommunications expense in cost of revenues because we are not able to reliably determine the fair value of the ports under these arrangements. As a consequence, our cost of revenues does not reflect any expense for ports provided to us under these arrangements.

     Were we able to value the fair value of the ports received, we would recognize incremental revenue for the value of the advertising provided. We would also recognize expense for the value of the ports. Although the profit impact of this alternative treatment would be neutral, we would report both higher revenues and higher expense.

     Valuation of Accounts Receivable — Reserve for Bad Debt. We estimate that the carrying amount of our trade accounts receivable, which are primarily from subscriber fees and advertising and other, approximate their fair market value. This requires us to estimate the portion of accounts receivable that will ultimately be written off as uncollectible.

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

     As of March 31, 2004, we had a value-added tax (“VAT”) receivable from the Argentine government of approximately $4.1 million. This receivable, which arose in the normal conduct of our business, will be recovered as we make sales in Argentina and make collections from our customers. Given current economic conditions in Argentina, the period of collection could exceed two years. Were the government in Argentina to dishonor its VAT obligation, or force its exchange for securities of lower value, this could result in an impairment of the value of our VAT asset. As of the present date, we have not established any valuation allowances for this asset.

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

     Accordingly, as a result of applying the intrinsic value method of accounting to stock options we have issued, no compensation expense has been recognized for options granted during the first quarter of 2004 with an exercise price equal to market value at the date of grant. Expense recognized in relation to the granting of stock options issued below market price totaled zero for the quarter ended March 31, 2004 and approximately $25,000 in the quarter ended March 31, 2003 and was related to an earlier option grant issued to our Chief Executive Officer. Had we accounted for stock options issued to our employees using the fair value method, our stock-based compensation expense would have been $498,000 in the quarter ended March 31, 2004, and a credit of 111,000 in the quarter ending March 31, 2003.

     Deferred Tax Assets. Deferred income tax assets and liabilities are determined based on the difference between financial reporting and the tax bases of assets and liabilities. We measure these taxes using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Given our history of operating losses, we have significant tax loss carry-forward assets, which we have fully reserved to reduce their carrying value to zero. In the event we were to determine that such assets would eventually be realized, we would reverse the related valuation allowances and recognize a benefit related to these assets.

Forward Looking Statements

     This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: plans for future size of our network, efforts to target higher-value members and the results of those efforts, our expectation that our web-based services will allow us to compete more effectively, our expectation of migration from our AOLA country services to our web-based services, our expectation that our web-based service will be the primary product offering in Brazil and Argentina, our plans for expansion of our web-based broadband services, future membership levels and the composition of our membership base, future revenues, future advertising and marketing efforts, the benefits we expect to receive from our strategic alliance with Banco Itaú, our expectation that McDonald’s will be obligated to pay a penalty for failure to meet targets under our agreement, our expectation that we will not receive significant reference payments from Banco Itaú with respect to the March 2005 measurement date, our expected launch of AOL 9.0 in Mexico, future payments that we may receive from Banco Itaú if we continue to request that Banco Itaú pay us in lieu of its conducting marketing activities, our expectation that the Banco Itaú and McDonald’s marketing agreements will be the primary member acquisition channels in the medium-term future, expectations regarding members in free trial or member retention programs, future cost of revenues, sales and marketing costs, maintenance costs and other expenses, our expectation that cash on hand will be sufficient to fund our operations into the first quarter of 2005, the form and amount of future interest payments on our 11% senior convertible notes and future financing requirements.

     These forward-looking statements are subject to a number of risks and uncertainties, which are described in our Annual Report on Form 10-K for the year ended December 31, 2003, and from time to time in other reports we file with the SEC, as well as the following risks and uncertainties: our limited cash position, the market price of our class A common stock, the impact our continued losses will have on our ability to operate our business, uncertainty relating to our ability to convert our subscribers into paying subscribers and to retain paying subscribers, uncertainty regarding the success of our targeted marketing initiatives, the actions of our competitors and the impact of increased competition, the success of our web-based services, the success of the Banco Itaú co-branded service, exchange rate fluctuations in Latin America, the success of the marketing agreement with McDonald’s Brazil, macroeconomic developments in Brazil, Mexico and Argentina, and our ability to penetrate our markets. Actual results could differ materially from those described in the forward-looking statements.

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our reporting currency is the U.S. dollar. However, most of our revenues are received in the currencies of the countries in which we offer our interactive services. The currencies of many Latin American countries, including Brazil, Mexico and Argentina, have experienced substantial volatility in the past, including prolonged periods of inflation and devaluation. If the currencies of the countries in which we operate depreciate and we do not or are unable to increase our prices, our revenues from our services will decline in U.S. dollar terms. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. However, we believe that to the extent that we have substantial expenses in each of our principal currencies, our exposure to currency fluctuations will be reduced. Therefore, to date, we have not tried to limit our exposure to exchange rate fluctuations by using foreign currency forward contracts as a vehicle for hedging. Our business may be adversely affected as a result of foreign currency exchange rate fluctuations if we fail to enter into economic hedging transactions. Future currency exchange losses may be increased if we were to become subject to exchange control regulations restricting our ability to convert local currencies into U.S. dollars.

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

     As of March 31, 2004, we had total assets in Argentina totaling approximately $4.5 million, of which approximately $4.1 million is related to a local-currency denominated VAT receivable from the Argentine government. The VAT receivable is recorded in Other Assets in the Consolidated Balance Sheet at March 31, 2004. This VAT receivable is not subject to expiration.

     We are exposed to market risk as it relates to changes in the market value of our investments. As of March 31, 2004, we had no material investments in marketable securities.

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

(B)	Changes in Internal Controls. There have been no changes in our internal controls over financial reporting, identified in connection with the above mentioned evaluation of such control that occurred during our last fiscal quarter that have materially affected or are reasonable likely to materially affect, our internal control over financial reporting. Accordingly, no corrective actions were required or undertaken.

ITEM 1. FINANCIAL STATEMENTS

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$29,166	$32,633
Short-term money market investments	165	268

Total cash and cash equivalents	29,331	32,901
Trade accounts receivable, less allowances of $431 (December 31, 2003 - $363)	1,872	2,267
Other receivables	464	243
Prepaid expenses and other current assets	7,774	8,796

Total current assets	39,441	44,207
Property and equipment, net	3,952	4,771
Investments, including securities available-for-sale (at fair value)	521	194
Product development and other intangible assets, net	43	50
Other assets	6,254	6,517

TOTAL ASSETS	$50,211	$55,739

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
CURRENT LIABILITIES
Trade accounts payable	$2,987	$3,264
Payables to affiliates	2,587	1,349
Other accrued expenses and liabilities	7,639	9,672
Deferred revenue	4,537	4,810
Accrued personnel costs	2,612	4,533
Other taxes payable	3,581	3,571

Total current liabilities	23,943	27,199
Other non-current liabilities	1,227	1,499
Senior convertible notes	160,000	160,000

Total liabilities	185,170	188,698
COMMITMENTS AND CONTIGENCIES
STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Preferred stock, $.01 par value; 1,000,000,000 shares authorized: Series B and C cumulative redeemable convertible; 350,000,000 shares of series B and 300,000,000 shares of series C authorized:
Series B — $322,099 liquidation value; issued and outstanding shares - 118,123,272 (December 31, 2003 - 115,244,559)	1,181	1,152
Series C — $216,863 liquidation value; issued and outstanding shares - 79,518,702 (December 31, 2003 - 79,518,702)	795	795
Series D and E cumulative redeemable convertible; 25,000,000 shares authorized each; none issued or outstanding	—	—

	1,976	1,947
Common stock, $.01 par value; 2,250,000,000 shares authorized:
Class A—1,400,000,000 shares authorized; issued and outstanding shares - 135,255,453 (December 31, 2003 - 135,186,195)	1,353	1,352
Class B and C — 450,000,000 shares of series B and 400,000,000 shares of series C authorized; none issued and outstanding	—	—

	1,353	1,352
Additional paid-in capital	826,533	822,471
Unearned services	(90,067)	(101,156)
Accumulated other comprehensive loss	(4,744)	(4,956)
Accumulated deficit	(870,010)	(852,617)

Total stockholders’ equity (capital deficiency)	(134,959)	(132,959)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	$50,211	$55,739

     The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Subscription	$13,471	$14,958
Advertising and other	548	1,337

Total revenues	14,019	16,295

Costs and expenses:
Cost of revenues	9,325	16,569
Sales and marketing	12,136	16,539
General and administrative	5,888	6,965

Total costs and expenses	27,349	40,073

Loss from operations	(13,330)	(23,778)
Interest expense	(4,078)	(4,400)
Other income (expense), net	45	(21)

Loss before income taxes	(17,363)	(28,199)
Income taxes (provision) benefit	(30)	27

Net loss	(17,393)	(28,172)
Less: Dividends on Series B and C preferred shares	3,661	3,033

Net loss applicable to common stockholders	$(21,054)	$(31,205)

Loss per common share, basic and diluted	$(0.16)	$(0.25)

Weighted average number of common shares outstanding	135,210,049	125,303,515

SUPPLEMENTAL RELATED PARTIES DISCLOURE:
Transactions with affiliated parties are reflected in the consolidated statements of operations as follows:
Subscription revenues	$3,665	$3,317
Advertising and other revenues	77	708
Cost of revenues	2,234	3,947
Sales and marketing	9,528	10,318
General and administrative	83	130
Interest expense	4,073	4,400

     The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (CAPITAL DEFICIENCY) - (unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		other
					paid-in	Unearned	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	services *	income (loss)	deficit	Total
BALANCES AT DECEMBER 31, 2003	194,763,261	$1,947	135,186,195	$1,352	$822,471	$(101,156)	$(4,956)	$(852,617)	$(132,959)
Net loss	—	—	—	—	—	—	—	(17,393)	(17,393)
Foreign currency translation adjustment	—	—	—	—	—	—	(115)	—	(115)
Net unrealized gain from securities	—	—	—	—	—	—	327	—	327

Total comprehensive loss									(17,181)
Interest paid with issuance of Series B preferred shares	2,878,713	29	—	—	4,044	—	—	—	4,073
Stock options exercised	—	—	69,258	1	18	—	—	—	19
Non-cash marketing expense amortization **	—	—	—	—	—	9,672	—	—	9,672
Proceeds in accordance with strategic marketing agreement	—	—	—	—	—	1,417	—	—	1,417

BALANCES AT MARCH 31, 2004	197,641,974	$1,976	135,255,453	$1,353	$826,533	$(90,067)	$(4,744)	$(870,010)	$(134,959)

* Unearned services includes $253.6 million associated with stock issued to Banco Itaú, net of related costs accrued as of June 30, 2000. See accompanying Note 5 included herein.

** Represents the amortization associated with the stock issued to Banco Itaú for the marketing services strategic alliance . See accompanying Note 5 included herein.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(17,393)	$(28,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (benefit) for uncollectible accounts	71	(62)
Depreciation and amortization	872	969
Fixed assets written off	17	—
(Gain) loss from investment securities	—	(6)
Non-cash marketing expense (Note 5)	9,672	10,318
Non-cash stock based compensation expense	—	25
Issuance of preferred stock in lieu of interest due to affiliate	4,073	4,400
Changes in operating assets and liabilities:
Trade accounts receivable	1,001	435
Other operating assets	1,559	1,436
Operating liabilities	(4,885)	(4,762)
Deferred revenues	(489)	(246)
Payables to affiliates	680	537

Net cash used in operating activities	(4,822)	(15,128)

INVESTING ACTIVITIES
Capital spending	(61)	(344)

Net cash used in investing activities	(61)	(344)

FINANCING ACTIVITIES
Proceeds in accordance with strategic marketing agreement	1,417	—
Proceeds from stock options exercised	19	—

Net cash provided by financing activities	1,436	—

Effect of exchange rate changes on cash and cash equivalents	(123)	487

Net decrease in cash and cash equivalents	(3,570)	(14,985)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,901	75,501

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,331	$60,516

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

Notes to Consolidated Financial Statements
— Unaudited —

     NOTE 1 — BASIS OF PRESENTATION

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

     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include, but are not limited to, provisions for bad debt and the amortization periods of product development costs and other assets. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

               The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Annual Report on Form 10-K of America Online Latin America, Inc. (“AOLA” or the “Company”) for the fiscal year ended December 31, 2003, which summarizes the significant accounting policies used in determining the financial position, cash flows and results of operations of AOLA’s business segments.

     NOTE 2 — BACKGROUND AND ORGANIZATION

          AOLA began operations in December 1998. AOLA launched its first online service in Brazil in November 1999. The Mexico and Argentina country services were launched in July 2000 and August 2000, respectively. Under an agreement with America Online, Inc. (“America Online”), AOLA also provides certain Spanish language content to America Online’s subscribers in Puerto Rico and markets the AOL-branded service in Puerto Rico.

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

          AOLA offers a web-based service in Puerto Rico, which it markets as “Conexis,” but it does not expect it to become AOLA’s primary product offering in Puerto Rico. AOLA expects to experience migration from the AOL-branded service in Puerto Rico to its web-based service. The Company began testing a web-based service in Mexico in September 2003, and its decision on whether or not to launch this service in Mexico will depend on these test results. The Company does not expect a web-based service in Mexico to become its primary product offering in that country.

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

     AOLA anticipates that available cash on hand of $29.3 million as of March 31, 2004, will be sufficient to fund operations into the first quarter of 2005, based upon its current operating budget. The Company’s expectations underlying its current operating budget and the duration of funding sufficiency are based upon certain estimates that AOLA believes are commercially reasonable in relation to historical experience. These estimates include paid membership levels and turnover, consumer acceptance of its new web-based interactive services, pricing of its services and continued cost reductions. As of March 31, 2004, approximately $1.0 million of AOLA’s cash on hand served to collateralize certain Company obligations to employees and was not, and will not be, available for general corporate use. In total, the Company may be obligated to make payments amounting up to $2.8 million under these obligations.

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

     NOTE 3 — LOSS PER COMMON SHARE AND STOCK-BASED COMPENSATION

     Loss per Common Share

     The following table presents the calculation of basic and diluted net loss per common share for the three-month periods ended March 31, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(17,393)	$(28,172)
Less: Dividends on Series B and C preferred shares	3,661	3,033

Net loss applicable to common stockholders	(21,054)	(31,205)
Weighted average number of common shares outstanding	135,210	125,304

LOSS PER COMMON SHARE, basic and diluted	$(0.16)	$(0.25)

     AOLA has the intention and unconditional right to redeem the preferred stock by issuing common stock. There is no difference between AOLA’s basic and diluted loss per share since the effect of any contingently issuable common stock on loss per share is anti-dilutive for all periods presented.

     Potential anti-dilutive securities as of March 31, 2004 and December 31, 2003 are set forth on the table below:

SHARES RESERVED FOR ISSUANCE

	As of
	March 31,	December 31,
	2004	2003
Series B Preferred Stock	118,123,272	115,244,559
Series C Preferred Stock	79,518,702	79,518,702
AOL Warrant	16,541,250	16,541,250
AOLTW Senior Convertible Note	44,150,105	44,150,105
Stock options outstanding	11,568,266	10,433,186

	269,901,595	265,887,802

     Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure and Interpretive Guidance on the Application of FASB Statement No. 123, Accounting for Stock-Based Compensation” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the recognition of the cost of options in the statement of operations. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for employee stock-based compensation be displayed more prominently and in tabular form. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 were effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS 148 did not have an impact on AOLA’s consolidated financial statements; however, the Company has modified its disclosure as provided for in the new standard.

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

     Accordingly, as a result of applying the intrinsic value method of accounting to stock options AOLA has issued, compensation expense has not been recognized for options granted with an exercise price equal to market value at the date of grant. Expense recognized in relation to the granting of stock options issued below market price totaled approximately zero and $25,000, respectively, in three-month periods ended March 31, 2004 and 2003 related to an option grant issued to the Company’s Chief Executive Officer. Had the Company accounted for stock options issued to its employees using the fair value method, stock-based compensation expense would have been $498,000 in the quarter ended March 31, 2004, and a credit of $111,000 in the quarter ending March 31, 2003.

     The following table presents AOLA’s net loss and loss per common share assuming AOLA had used the fair value method to recognize compensation expense with respect to its options:

	Three Months Ended March 31,
(in thousands, except per share data)	2004	2003
Reported
Net loss applicable to common stockholders	$(21,054)	$(31,205)
Loss per common share - basic and diluted	$(0.16)	$(0.25)
Recorded employee stock-based compensation	$—	$25
Employee stock-based compensation under fair value method	$(498)	$111
Pro forma
Net loss applicable to common stockholders	$(21,552)	$(31,069)
Loss per common share - basic and diluted	$(0.16)	$(0.25)

     NOTE 4 — 11% SENIOR CONVERTIBLE NOTES

     On March 8, 2002, AOLA entered into the Note Purchase Agreement with Time Warner under which Time Warner made available to AOLA, subject to standard borrowing conditions, $160 million in exchange for AOLA 11% senior convertible notes due in 2007 (the “Notes”). AOLA issued its final note to Time Warner on December 30, 2002, completing the draw down of the entire balance available to it under the note purchase agreement.

     The Notes are convertible into Series B Redeemable Convertible Preferred Stock (“Series B preferred Stock”), which is the series of preferred stock currently held by America Online and Time Warner. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% above the closing trading price of AOLA’s class A common stock on March 8, 2002). The Notes are convertible at any time at the option of the holder, and are presently redeemable by AOLA at any time subject to the holders’ right to convert the Notes into preferred stock. In addition, the Notes are required to be repaid, at the option of the holder, in the event of significant asset sales or if AOLA raises additional debt or equity funds.

     If the entire $160 million principal amount of the Notes were to be converted by Time Warner, an additional 44,150,105 shares of Series B Preferred Stock would be issued to Time Warner. In such an event, the combined economic ownership of Time Warner and America Online in the company would increase to 55.7%, and its relative voting strength to approximately 67.3%, assuming conversion of a warrant held by America Online (the “AOL Warrant”) that is immediately exercisable to purchase 16,541,250 shares of any combination of AOLA’s series B preferred stock, class B common stock or class A common stock. Although the conversion of the Notes, the payment of dividends and interest in additional shares of voting stock and the exercise of the AOL Warrant could each result in Time Warner and its affiliates holding more than 50% of the outstanding voting stock of AOLA, it would not alter other corporate governance provisions or result in a change of control.

     Interest on the Notes is due quarterly and is payable either in cash or preferred stock at AOLA’s option, with the exception of the last interest payment which must be in cash. In the event that interest is paid in shares, the price per share is determined based on the average closing price of AOLA’s class A common stock for the twenty trading dates ending on the third trading day prior to the date of payment. Interest payments on the Notes could total approximately $51.7 million over the remaining life of the Notes, assuming they are not converted or redeemed prior to their March 2007 maturity date. AOLA expects to pay future interest amounts through the issuance of additional shares of preferred stock (except for the final interest payment), which will result in additional dilution to existing stockholders.

     Interest on the Notes for the quarter ended March 31, 2004 amounted to approximately $4.1 million and was paid through the issuance of 2,878,713 shares of AOLA’s series B preferred stock. To the extent interest is paid in stock, interest expense does not represent a cash outlay. Given the Company’s focus on cash preservation, AOLA expects future payments of interest to be made through the issuance of new shares of series B preferred stock.

     AOLA has not identified additional sources of financing necessary to repay the $160.0 million senior convertible notes when they become due in March 2007. There can be no assurance that the Company will be able to identify additional sources of capital to repay this debt obligation. The holders of AOLA’s senior convertible notes can require that the proceeds of any financing or sale of assets be used to repay the senior convertible notes.

     NOTE 5 — BANCO ITAÚ STRATEGIC MARKETING ALLIANCE

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

          The Banco Itaú co-branded service is substantially the same as the full-featured web-based service offered by AOL Brazil in terms of technology and content, except that it offers a co-branded welcome screen for Banco Itaú customers, a Banco Itaú toolbar icon, a special version of the finance channel and links that directly connect Banco Itaú’s customers to its online financial services. Subscribers to the co-branded service have access to a full line of features as provided to general customers, including e-mail with multiple AOL screen names, instant messaging, Internet access, interaction with a worldwide online community and 24-hour customer service. AOLA also continues to offer its AOLA Brazil country service through Banco Itaú branches.

     On December 14, 2002, AOLA amended its strategic marketing alliance with Banco Itaú. Under the terms of the revised agreement, AOLA oversees, in large part, the marketing activities for the co-branded service. Banco Itaú is obligated to establish kiosks and point-of-sale displays inside hundreds of its bank branches for the promotion of the co-branded service, which are staffed by promoters trained by AOL Brazil. Potential subscribers are able to sample the co-branded service and are offered the opportunity to register in the branch. The number of promoters varies depending on the success of the marketing efforts, which are reviewed every three months. If the marketing efforts do not meet specified goals, the number of promoters will be decreased, subject to a floor on the number of promoters. Conversely, if the marketing efforts exceed specified levels, the number of promoters will be increased, subject to a maximum number of promoters. Banco Itaú is also required to distribute, at AOLA’s direction, CDs containing the software for the co-branded service, in connection with in-branch promotions and through direct mail. Banco Itaú must also produce and broadcast a certain number of television commercials promoting the co-branded service and is required to provide exclusive online banking benefits to subscribers to the co-branded service. Banco Itaú is responsible for the cost of these marketing efforts. The modified marketing arrangements will remain in effect through January 2006, although the ten-year term of the original agreement has not changed.

     During the first quarter of 2004, due to low productivity, AOLA reduced the number of promoters. Banco Itaú made payments amounting to approximately $1.4 million during the quarter ended March 31, 2004 as a result of the reduction in the number of promorters and the cancellation of the distribution of a certain number of CDs. AOLA has the right to redeploy or reinstate some of the kiosks in the branches in the future, in which case AOLA would forego such payments from Banco Itaú. Such payments from Banco Itaú in lieu of marketing activities it is obligated to undertake are accounted for as funds from financing activities in the statement of cash flows and will reduce future marketing expense by lowering the amortization expense associated with the shares issued to Banco Itaú. Banco Itaú customers who register for the co-branded service are entitled to a one-month free trial period, the length of which may be changed in the future, and if they subscribe to the monthly unlimited-use plan, are entitled to a 20% discount off the standard price. Prior to the new agreement, Banco Itaú was required to offer its subscribers at least one hour of subsidized usage per month following the expiration of their trial period, although Banco Itaú was responsible to AOLA only for actual usage by the subscriber.

     Under the terms of the original agreement with Banco Itaú, Banco Itaú and AOLA established subscriber targets for the co-branded service. Under the terms of the new agreement, Banco Itaú and AOLA eliminated the subscriber targets for the period ending April 30, 2003 and replaced the targets for the remaining three years with targets based on a combination of minimum revenue levels and the fulfillment of the marketing commitments described above. If the new targets are not met, Banco Itaú is required to make a reference payment to AOLA. The dates for measuring performance with the new targets were moved to March 24, 2004, 2005 and 2006, respectively. The aggregate amounts that Banco Itaú will be required to pay AOLA if the marketing or revenue targets are not met, which are subject to annual caps on liability, have been reduced from an aggregate of approximately $135.4 million to approximately $60.0 million for the balance of the initial five-year marketing period. In addition, the aggregate amount that Banco Itaú would be obligated to pay AOLA in the event of a termination of the agreement prior to March 24, 2006 has been reduced from approximately $158.0 million to approximately $70.0 million. Banco Itaú met the March 24, 2004 targets and was not required to pay any penalties to AOLA.

          Because of the potential payments related to specific performance targets in the first five years of the agreement, AOLA is expensing $164.8 million of the cost of the agreement on a straight-line basis over that period, based on the original valuation of the penalties. AOLA is expensing the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement. The amortization of the unearned service related to the Banco Itaú strategic alliance amounted to approximately $9.7 million and $10.3 million for the quarters ended March 31, 2004 and 2003, respectively. This expense is included in the accompanying consolidated statements of operations as part of sales and marketing expenses. The amortization period was not changed as a result of the revisions made to the marketing agreement with Banco Itaú.

     NOTE 6 — CONTINGENCIES

     From time to time, AOLA may be involved in litigation relating to claims arising out of its operations in the normal course of business. AOLA is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on AOLA’s financial position or results of operations.

     NOTE 7 — SEGMENT INFORMATION

     AOLA considers markets in which it has launched its AOLA country services or web-based interactive services as operational segments and reports its operations on a country-by-country basis. In determining operating segments, AOLA internally reviewed the current management structure that reports to the chief operating decision-maker (“CODM”) and analyzed the reports received by the CODM to allocate resources and measure performance.

     Each of AOLA’s operating segments derives its revenues from interactive services through subscription revenues and advertising and other revenues. Interactive services consist of the delivery of AOLA’s interactive products, including its web-based interactive services and the AOLA country services. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in the Company’s 2003 Annual Report on Form 10-K. Although amounts for Argentina are not currently material, and are not expected to be material in future reporting periods, the Company has decided not to consolidate Argentina with its corporate and other segment in order to facilitate historical segment comparisons. The table below presents a reconciliation of the combined segment information to AOLA’s reported revenues and operating loss as included in the Consolidated Statement of Operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Revenues Breakdown:
Subscription
- Brazil	$4,830	$5,516
- Mexico	4,602	5,693
- Argentina	374	399
- Puerto Rico	3,648	3,317
- Corporate and other	17	33

	13,471	14,958

Advertising and other
- Brazil	138	669
- Mexico	65	298
- Argentina	79	100
- Puerto Rico	84	91
- Corporate and other	182	179

	548	1,337

Total
- Brazil	4,968	6,186
- Mexico	4,667	5,991
- Argentina	453	499
- Puerto Rico	3,732	3,408
- Corporate and other	199	211

	$14,019	$16,295

Income (loss) from operations
- Brazil	$(10,661)	$(16,253)
- Mexico	33	(3,258)
- Argentina	(413)	(363)
- Puerto Rico	1,163	351
- Corporate and other	(3,452)	(4,255)

	$(13,330)	$(23,778)

     The following table presents a reconciliation of reportable segment assets and long-lived assets to the consolidated financial statement totals as of March 31, 2004 and December 31, 2003 (in thousands):

	March 31,	December 31,
	2004	2003
Total assets
- Brazil	$9,833	$10,069
- Mexico	2,892	3,575
- Argentina	4,524	4,421
- Puerto Rico	435	569
- Corporate and other	32,527	37,105

	$50,211	$55,739

Long-lived assets
- Brazil	$2,057	$2,381
- Mexico	504	593
- Argentina	267	282
- Puerto Rico	197	232
- Corporate and other	927	1,283

	$3,952	$4,771

     The following table shows AOLA’s depreciation and amortization and capital spending on a segment basis for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Depreciation and amortization
- Brazil	$354	$351
- Mexico	90	295
- Argentina	32	32
- Puerto Rico	44	52
- Corporate and other	352	239

	$872	$969

Capital spending
- Brazil	$(41)	$(35)
- Mexico	—	(78)
- Argentina	(16)	(91)
- Puerto Rico	—	(144)
- Corporate and other	(4)	4

	$(61)	$(344)

     NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

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

     PART II. OTHER INFORMATION

     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Recent Sales and Issuance of Unregistered Securities

     On March 31, 2004, AOLA issued 2,878,713 shares of series B redeemable convertible preferred stock (“series B preferred stock”) with a liquidation value of approximately $7.8 million to Time Warner in payment of $4.1 million of interest due on the senior convertible notes for the period from January 1, 2004 to March 31, 2004. Shares of series B preferred stock are convertible into shares of the Registrant’s class B common stock, $.01 par value per share (“class B common stock”), which can be converted into the Registrant’s class A common stock, $.01 par value per share (“class A common stock”), at any time on a one-for-one basis.

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

     Item 4. Submission of Matters to a Vote of Security Holders

     Security holders took the following actions:

     On March 25, 2004, the holders of a majority of the outstanding preferred stock of the Company voted by written consent to approve the Company’s fifth amended and restated certificate of incorporation.

     On April 16, 2004, the holders of a majority of the outstanding preferred stock of the Company voted by written consent to approve certificates of amendment to the company’s fifth restated certificate of incorporation pursuant to which a 1-for-2, 1-for-3, 1-for-5, 1-for-7, 1-for-10 or 1-for-15 reverse stock split may be effectuated.

     Item 6. Exhibits and Reports on Form 8-K.

     (a)Exhibits

Exhibit 10.1 *+ Cancellation Agreement by and between Telefonos de Mexico, S.A. de C.V. and AOL Mexico S. de R.L. de C.V. dated as of Feb 27, 2004.

Exhibit 10.2 *+ Services Contract by and between Uninet, S.A. de C.V. and AOL Mexico, S. de R.L. de C.V. dated as of March 1, 2004.

Exhibit 10.3 *+ Letter Agreement dated as of March 1, 2004, by and between Uninet, S.A. de C.V. and AOL Mexico, S. de R.L. de C.V. dated as of March 1, 2004.

Exhibit 10.4 *+ First Addendum to the Commercial Cooperation Agreement, dated as of March 24, 2004, by and between McDonald’s Comercio de Alimentos Ltda. and AOL Brasil Ltda.

Exhibit 31.1* Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2* Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1* Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission

(b) Reports on Form 8-K

     On February 10, 2004, we furnished a Current Report on Form 8-K disclosing the issuance of a press release concerning our financial results for the quarter and year ended December 31, 2003.

     On April 15, 2004, we filed a Current Report on Form 8-K addresses certain inaccuracies in a recent press report in the Latin American media concerning America Online Latin America, Inc. and its membership levels in Mexico and its projected cash flow breakeven date.         .

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA ONLINE LATIN AMERICA, INC.

DATE: May 17, 2004	/s/ Osvaldo Baños
Osvaldo Baños
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.1 *+ Cancellation Agreement by and between Telefonos de Mexico, S.A. de C.V. and AOL Mexico S. de R.L. de C.V. dated as of Feb 27, 2004.

Exhibit 10.2 *+ Services Contract by and between Uninet, S.A. de C.V. and AOL Mexico, S. de R.L. de C.V. dated as of March 1, 2004.

Exhibit 10.3 *+ Letter Agreement dated as of March 1, 2004, by and between Uninet, S.A. de C.V. and AOL Mexico, S. de R.L. de C.V. dated as of March 1, 2004.

Exhibit 10.4 *+ First Addendum to the Commercial Cooperation Agreement, dated as of March 24, 2004, by and between McDonald’s Comercio de Alimentos Ltda. and AOL Brasil Ltda

Exhibit 31.1* Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2* Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1* Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission