Form 10-Q
period 2004-06-30
AMERICA ONLINE LATIN AMERICA INC
filed 2004-08-16
CIK 1100395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of August 10, 2004
Class A common stock - $0.01 par value,	135,257,088
Class B common stock - $0.01 par value,	None
Class C common stock - $0.01 par value,	None

AMERICA ONLINE LATIN AMERICA, INC.

FORM 10-Q

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets – June 30, 2004 (unaudited) and December 31, 2003	21
Consolidated Statements of Operations (unaudited) – Three and Six Months Ended June 30, 2004 and 2003	22
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficiency) (unaudited) – Six Months Ended June 30, 2004	23
Consolidated Statements of Cash Flows (unaudited) – Three and Six Months Ended June 30, 2004 and 2003	24
Notes to Consolidated Financial Statements (unaudited)	25
PART II. OTHER INFORMATION
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 6. Exhibits and Reports on Form 8-K	32
Signatures	34
Exhibit Index	35
FIFTH RESTATED CERTIFICATE OF INCORPORATION
LETTER AGREEMENT
LETTER OF AMENDMENT TO AGREEMENT
AGREEMENT FOR SUPPLYING WEB CHANNEL SERVICE
AGREEMENT OF AVAILABILITY OF ADVERTISING SPACE
AGREEMENT FOR DEVELOPMENT OF TELPHONIC TRAFFIC
AGREEMENT FOR SERVICE
Sec 302 Chief Executive Officer Certification
Sec 302 Chief Financial Officer Certification
Sec 906 CEO & CFO Certification

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

w	Overview and recent developments. This section provides a general description of AOLA’s businesses, as well as recent developments that we believe are important in understanding our results of operations and future trends in our operations.

w	Results of operations. This section provides an analysis of AOLA’s results of operations for the three and six months ended June 30, 2004 relative to the comparable periods in 2003. This analysis is presented on a consolidated basis, but also discusses relevant segment basis figures and results.

w	Financial condition and liquidity. This section provides an analysis of AOLA’s financial condition as of June 30, 2004 and cash flows for the three and six months ended June 30, 2004 and 2003.

w	Critical accounting policies. This section provides a review of our accounting policies and estimates considered most important to our reported financial condition and results.

w	Forward-looking statements. This section discusses how certain forward-looking statements made by AOLA throughout MD&A and in the consolidated financial statements are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

     This MD&A may not be indicative of the results for the full year and should be read in conjunction with the sections of our audited financial statements and notes thereto as well as our MD&A that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

     Overview and Recent Developments

     America Online Latin America, Inc. (“we,” “us,” “AOLA” or the “Company”) is a provider of interactive services in Latin America. We derive our revenues principally from member subscriptions to our AOLA country services, the AOL-branded service in Puerto Rico and our web-based interactive services. We also generate additional revenues from advertising and other revenue sources. Other revenue sources include programming services provided to America Online, Inc. (“America Online”) for its Latino content area and revenue sharing agreements with certain local telecommunications providers.

     Our AOLA country services and web-based interactive services provide our members with easy and reliable access to online communities, content and localized versions of certain of America Online interactive products. Our services enable members to access and explore the Internet and encourage members to participate in interactive communities through tools such as Spanish and Portuguese versions of AOL Instant Messenger, Buddy Lists, e-mail, web logs, public bulletin boards, online meeting rooms, conversations, chat and auditorium events. Our AOLA country services require members to use a client software program on their computers, whereas our web-based services do not require this software. Members of most of our services can personalize their online experience through a variety of features, including customized news and e-mail controls. Our interactive services typically also provide members with local and regional content organized into channels, making areas of interest easy to find, and our AOLA country services also provide access to the extensive global content of the AOL service.

     Our main markets in Latin America are Brazil, Mexico and Puerto Rico. We have no current plans to expand to other markets in Latin America. We consider countries in which we have launched our AOLA country services or web-based interactive services as operational segments and internally report our operations on a country-by-country basis. Each of our operating segments, except for Puerto Rico, derives its subscription revenues through the provision of interactive services and also from advertising and other revenue sources. In Puerto Rico, we derive our subscription revenue from our arrangement with America Online whereby America Online transfers it net economic interests from members to the AOL-branded service in Puerto Rico to us. Our Puerto Rico segment also derives revenue from advertising and other revenue. Although amounts for Argentina are not material and are not expected to be material in future reporting periods, we have decided not to consolidate Argentina with our corporate and other segment in order to facilitate historical segment comparisons.

     In the table below, we provide the date on which we first launched our country service in each market and our market service coverage as of July 31, 2004.

Market	Commencement Date	Service Coverage
Brazil	November 1999	Available in 334 cites
Mexico	July 2000	Available in 58 cites
Puerto Rico	December 2000	Available island-wide

     Subscribers in Puerto Rico are provided with both English and Spanish language content through the AOL-branded service.

     We launched our new web-based content and connectivity services in Brazil, Argentina and Puerto Rico in September 2003, October 2003 and February 2004, respectively. Our web-based services are priced at lower rates than our AOLA country services and are more competitively priced. In Brazil, the web-based service allows consumers to pay for those features they need. Our web-based Internet connectivity service in Brazil is segmented to address four broad categories: AOL Total, which is similar to our full-featured AOLA country service; AOL Executive; AOL Youth; and, AOL Lite.

     Unlike Brazil, in Puerto Rico we offer only one web-based product. “Conexis” is the name of the web-based service we offer in Puerto Rico, which provides basic Internet connectivity, one email address, and minimal content. We continue to test a web-based service in Mexico, and our decision on whether or not to launch this service in Mexico will depend on these test results. We are primarily responsible for the hosting, technical support, development and billing for our web-based services.

     We believe our web-based services in Brazil will become our primary product there, although at present the majority of our members in Brazil use the AOLA country service. We no longer actively promote the AOLA country service in Brazil, although it is still available and a limited number of new members continue to select it. We no longer actively promote the AOLA country and the web-based services in Argentina, although they are still available. We do not expect our web-based product offering in Puerto Rico to become our primary product offering. We expect to experience migration of membership from our AOL Brazil country service and our AOL-branded service in Puerto Rico to our new web-based services. As of June 30, 2004, approximately 22% of subscribers to our web-based services have migrated from our AOLA country services in Brazil and Argentina and the AOL-branded service in Puerto Rico.

     Our future membership levels and our economic performance will be highly influenced by the extent of success of our web-based product offerings. To date, growth of our web-based services has been slow. Approximately 18% of the membership totals as of June 30, 2004, were subscribers to our web-based interactive services. Results to date in Brazil indicate that membership turnover is slightly lower for our web-based offerings than for our AOLA country services, although this slight improvement is not sufficient to enable us to achieve cash self-sufficiency.

     We launched our broadband service in Brazil, AOL MAXX, nationally in August 2003. Our broadband service is a full-featured product offering subscribers faster Internet access through DSL and cable and unique content designed for delivery through high-speed channels. The pricing of our broadband service in Brazil varies depending upon our telecommunications partner. We are also testing broadband products in Mexico, although at present we do not have plans to launch nationally. A decision on whether or not to launch our broadband service in Mexico will depend on the test results.

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

     In January 2003, we entered into a five-year agreement with McDonald’s in Brazil to market our service via kiosks in McDonald’s restaurants in Brazil. We paid McDonald’s an initial fee of approximately $2.1 million and are required to pay an annual fee of up to $1.0 million over the term of the agreement. In addition, we also are required to pay McDonald’s a fee for each new member who becomes a paying member of our service in Brazil. We launched the project in a limited number of restaurants in October 2003, but the implementation of this agreement has been subject to a number of delays and still has not been fully implemented.

     In March 2004, we modified our agreement with McDonald’s under which, among other things, McDonald’s is required to establish functioning kiosks in 550 of its restaurants by August 31, 2004. Based on the current rate of implementation of kiosks in its restaurants, we do not expect McDonald’s to meet this target and expect they will be contractually obligated to refund to us a portion of our initial investment of $2.1 million.

     Implementation under the terms of the modified agreement is currently behind schedule, and we do not expect that McDonald’s will be able to fully implement the agreement by the first quarter of 2005, as required. To date, the productivity rates have been low in restaurants where kiosks have been established. We no longer expect McDonald’s to become a significant member acquisition channel. Under the terms of our modified marketing agreement, McDonald’s has until March 2005 to comply with its obligations. If we were to determine that the McDonald’s marketing agreement is not viable, it would result in a net impairment charge of approximately $0.8 million related to the initial fee we paid McDonald’s in 2003 which is currently being amortized over the life of the agreement. Although failure to successfully implement the McDonald’s agreement will negatively impact our future membership levels, the financial impact is not expected to be material in 2004. Going forward, we expect our primary member acquisition channel in Brazil to be our marketing relationship with Banco Itaú.

     Commencing in the second quarter of 2002, we began to reduce our spending on acquisition marketing activities and we began to increase our reliance on co-branded and joint marketing arrangements, where a third-party partner is responsible for implementing a significant portion of the marketing effort. Our principal marketing arrangements were our strategic marketing agreement with Banco Itaú and our McDonald’s marketing agreement, both in Brazil. In Mexico and Puerto Rico, we have continued our reliance on existing distribution channels, focusing primarily on targeted increases in the number of kiosks located at retail locations such as shopping malls and general merchandise stores. Our reliance on the marketing efforts of strategic partners has reduced the rate at which we use cash and has lowered our sales and marketing expenses, since costs incurred by our partners are not accounted for in our results. However, reliance on third-party arrangements has also increased the potential for unforeseen delays over which we have limited control, as has been the case with McDonald’s in Brazil. Failure to achieve our internal subscriber objectives pursuant to the Banco Itaú agreement or the McDonald’s agreement will negatively impact our future membership levels.

     At June 30, 2004, our ending membership base was approximately 418,000 members, down from approximately 433,000 members at March 31, 2004. Membership in our Banco Itaú co-branded service was approximately 108,000 members at June 30, 2004, as compared with approximately 104,000 members at March 31, 2004, and accounted for approximately 26% of our total membership base. The decline in total membership during the second quarter of 2004 continued to be driven by low levels of new member registrations, which were insufficient to offset membership losses from attrition. Strong price competition from providers of free and paid Internet services in Brazil, as well as increased competition from broadband in Mexico, continues to negatively impact member acquisition and retention. Registration rates also continued to be negatively impacted by the lack of progress in the implementation of the McDonald’s marketing agreement and low productivity in restaurants where kiosks have been established. Our membership turnover rates continue to improve modestly in the Banco Itaú segment of our Brazil business, although not sufficiently to stem losses from reduced levels of marketing activities and continued competitive pressures. Excluding the Banco Itaú portion of our business, membership turnover has not improved in Brazil. Membership turnover appears to have stabilized in Mexico but has not improved in Puerto Rico.

     We expect that our membership base will decrease by as much as 15,000 members in the third quarter of 2004, driven by attrition from strong price competition in Brazil and by continued low levels of registrations resulting from the inability to effectively implement the McDonald’s channel in Brazil. Furthermore, we expect additional membership declines in the fourth quarter of 2004. Future membership will be significantly influenced by the success or failure of our web-based interactive services, our ability or inability to retain current members and improve productivity in existing channels and our success or failure in identifying alternative member acquisition channels.

     Total membership counts include members of our AOLA country services, our web-based interactive services and broadband service, as well as members of the co-branded Banco Itaú service. Our membership totals also include members participating in free trial periods and retention programs. As of June 30, 2004, 87% of our members, including members still in their trial periods, had selected credit cards, direct debit and other non-cash payment options, which have a better rate of collection than cash-payment methods, as compared with approximately 81% at December 31, 2003. Approximately 11% of our total subscribers at June 30, 2004, were in free trial periods or member retention programs, compared with 14% at December 31, 2003.

     During the quarter ended June 30, 2004, we experienced a decrease in our subscription revenues as compared with the second quarter of 2003. This reduction was driven by declines in Brazil and Mexico, partially offset by a small increase in Puerto Rico. The losses in Brazil and Mexico were driven primarily by reductions in paid membership. Future subscription revenue performance will be highly influenced by the extent of success of our web-based product offerings in reducing membership turnover and in attracting new members, our ability to improve productivity in existing member acquisition channels and on our ability to identify alternative member acquisition channels. To date, our web-based services have not met our expectations for attracting and retaining new members. We expect our subscription revenues to decrease throughout 2004, driven by the continued reduction in paid membership and by the expected change of the subscriber mix in favor of our lower-priced web-based services, rather than our higher-priced AOLA country services.

     Advertising and other revenue also decreased in the second quarter of 2004, as compared to the second quarter of 2003. We expect our advertising and other revenue to continue decreasing during the balance of 2004, as compared to 2003, as a result of our reduced membership base, our lack of success in attracting significant commitments from traditional media advertisers and the expiration of long-term contracts in 2003. Other revenues are also expected to decrease due to the replacement of our agreement to provide programming services to America Online for their Latino content area by an interim agreement with different terms.

     Although we expect our revenues to continue to decrease in 2004 from 2003 levels, we also expect certain of our costs to decrease as well. Telecommunication costs are expected to decrease, primarily as a result of negotiated reductions in network unit prices and capacity achieved in 2003, while sales and marketing expenses are expected to continue decreasing as a result of lower average number of kiosks in operation and additional reductions in the distributions of CDs. As a result, we continue to expect to further reduce our losses in 2004, as compared with 2003. However, on a sequential quarter basis, excluding one-time items, we expect our losses to increase modestly during the second half of 2004, as compared with the first half of 2004, driven primarily by continued declines in revenues. Available cash on hand at June 30, 2004 was $27.9 million, as compared with available cash on hand of $29.3 million at March 31, 2004 and of $32.9 million at December 31, 2003. We now expect available cash on hand will be sufficient to fund operations into the second quarter of 2005, based upon our current operating budget.

     During the quarter ended June 30, 2004, our net loss applicable to common stockholders was $26.9 million, an improvement of $3.0 million as compared with the second quarter of 2003. The loss for the quarter ended June 30, 2004 included a non-cash charge of $4.0 million related to the impairment of our value-added tax receivable in Argentina. The allowance was necessary since based on our current budget projections we no longer expect to generate sufficient taxable revenues in Argentina in the future to permit recovery of this asset.

     Regulations relating to local telephone pricing in Brazil are currently scheduled to expire in January 2006. At such time, we believe rules governing interconnection fees between telecommunications providers may also be modified. If such rules were to be modified, we would expect our costs to increase because we would not receive payments we currently receive from telecommunications providers for routing our traffic over their lines. During the second quarter of 2004, Brazilian regulators issued for public commentary proposed rules that would accelerate the implementation of changes governing interconnection fees. We cannot predict at this time whether or not these regulations will be enacted or, if enacted, what form of alternative rate pricing might be adopted, or what any potential effect on our business could be. These changes would also likely impact the competition for interactive services in Brazil, although we cannot predict what the impact might be.

     Results Of Operations

Consolidated Results of Operations

     Table 1 shows the consolidated results from operations for the three and six months ended June 30, 2004 and 2003.

TABLE 1 - SELECTED OPERATING DATA

(In thousands, except share, per share amounts and percentages)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30,	June 30,		%	June 30,	June 30,		%
	2004	2003	Change	Change	2004	2003	Change	Change
Condensed Consolidated Operations
Revenues:
Subscriptions	$11,982	$15,864	$(3,882)	(24.5)%	$25,452	$30,822	$(5,370)	(17.4)%
Advertising and other	728	1,821	(1,093)	(60.0)	1,277	3,158	(1,881)	(59.6)

	12,710	17,685	(4,975)	(28.1)	26,729	33,980	(7,251)	(21.3)
Costs and expenses	31,362	39,207	(7,845)	(20.0)	58,711	79,280	(20,569)	(25.9)

Loss from operations	$(18,652)	$(21,522)	$2,870	(13.3)%	$(31,982)	$(45,300)	$13,318	(29.4)%

Net loss applicable to common stockholders	$(26,884)	$(29,910)	3,026	(10.1)%	$(47,938)	$(61,115)	13,177	(21.6)%

Loss per common share, basic and diluted	$(0.20)	$(0.22)	$0.02	(9.1)%	$(0.35)	$(0.47)	$0.12	(25.5)%

Weighted average number of common shares outstanding	135,257,070	135,135,137	121,933	0.1%	135,233,608	130,246,485	4,987,123	3.8%

Income / (loss) from operations by segment:
- Brazil	$(10,148)	$(14,440)	$4,292	(29.7)%	$(20,809)	$(30,693)	$9,884	(32.2)%
- Mexico	(808)	(3,257)	2,449	(75.2)	(775)	(6,515)	5,740	(88.1)
- Argentina	(4,435)	(449)	(3,986)	887.6	(4,848)	(812)	(4,036)	497.1
- Puerto Rico	1,118	353	765	216.7	2,281	704	1,577	224.1
- Corporate and other	(4,379)	(3,729)	(650)	17.4	(7,831)	(7,984)	153	(1.9)

	$(18,652)	$(21,522)	$2,870	(13.3)%	$(31,982)	$(45,300)	$13,318	(29.4)%

As a percentage of total loss from operations:
- Brazil	54.4%	67.1%			65.1%	67.8%
- Mexico	4.2%	15.1%			2.4	14.4
- Argentina	23.8%	2.1%			15.2	1.8
- Puerto Rico	(6.0)%	(1.6)%			(7.1)	(1.6)
- Corporate and other	23.6%	17.3%			24.4	17.6

	100.0%	100.0%			100.0%	100.0%

	AS OF
	June 30,	December 31,		%
	2004	2003	Change	Change
Cash and cash equivalents	$27,865	$32,901	$(5,036)	$(15)%
Total assets	$41,890	$55,739	$(13,850)	$(25)%
Stockholders equity (capital deficiency)	$(142,463)	$(132,959)	$(9,504)	$7%
Working Capital	$13,225	$17,008	$(3,782)	$(22)%

Revenues

     Total revenues. Our total revenues consist principally of subscription revenues as well as revenues generated from advertising and other revenue sources.

TABLE 2 - REVENUES BY SEGMENT
(DolIars in thousands, except percentages)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30,	June 30,		%	June 30,	June 30,		%
	2004	2003	Change	Change	2004	2003	Change	Change
Revenues
Subscription	$11,982	$15,864	$(3,882)	(24.5)%	$25,452	$30,822	$(5,370)	(17.4)%
Advertising and other	728	1,821	(1,093)	(60.0)	1,277	3,158	(1,881)	(59.6)

	$12,710	$17,685	$(4,975)	(28.1)%	$26,729	$33,980	$(7,251)	(21.3)%

Distribution of revenues
Subscription	94.3%	89.7%			95.2%	90.7%
Advertising and other	5.7%	10.3%			4.8%	9.3%

	100.0%	100.0%			100.0%	100.0%

Revenues by operating segment
- Brazil	$4,332	$7,094	$(2,762)	(38.9)%	$9,300	$13,280	$(3,980)	(30.0)%
- Mexico	4,215	6,170	(1,955)	(31.7)	8,882	12,161	(3,279)	(27.0)
- Argentina	517	535	(18)	(3.3)	969	1,034	(65)	(6.3)
- Puerto Rico	3,629	3,584	45	1.2	7,361	6,992	369	5.3
- Corporate and other	17	302	(285)	(94.4)	217	513	(296)	(57.7)

	$12,710	$17,685	$(4,975)	(28.1)%	$26,729	$33,980	$(7,251)	(21.3)%

As a percentage of total revenues
- Brazil	34.1%	40.1%			34.8%	39.1%
- Mexico	33.2%	34.9%			33.2%	35.8%
- Argentina	4.1%	3.0%			3.6%	3.0%
- Puerto Rico	28.6%	20.3%			27.5%	20.6%
- Corporate and other	0.0%	1.7%			0.9%	1.5%

	100.0%	100.0%			100.0%	100.0%

SUBSCRIPTION REVENUES
By segment of business
- Brazil	$3,972	$6,326	(2,354)	(37.2)%	$8,802	$11,843	$(3,041)	(25.7)%
- Mexico	4,102	5,614	(1,512)	(26.9)	8,704	11,307	(2,603)	(23.0)
- Argentina	351	456	(105)	(22.8)	725	854	(129)	(15.1)
- Puerto Rico	3,540	3,438	102	3.0	7,188	6,755	433	6.4
- Corporate and other	17	30	(13)	(43.9)	33	63	(30)	(48.1)

	$11,982	$15,864	$(3,882)	(24.5)%	$25,452	$30,822	$(5,370)	(17.4)%

As a percentage of total subscription revenues
- Brazil	33.2%	39.9%			34.6%	38.4%
- Mexico	34.2%	35.4%			34.2%	36.7%
- Argentina	2.9%	2.9%			2.8%	2.8%
- Puerto Rico	29.5%	21.7%			28.2%	21.9%
- Corporate and other	0.2%	0.1%			0.2%	0.2%

	100.0%	100.0%			100.0%	100.0%

ADVERTISING AND OTHER REVENUES
By segment of business
- Brazil	$360	$768	(408)	(53.2)%	$498	$1,437	$(939)	(65.4)%
- Mexico	113	556	(443)	(79.6)	178	854	(676)	(79.2)
- Argentina	166	79	87	110.1	244	180	64	35.8
- Puerto Rico	89	146	(57)	(39.5)	173	237	(64)	(27.1)
- Corporate and other	—	272	(272)	(100.0)	184	450	(266)	(59.0)

	$728	$1,821	$(1,093)	(60.0)%	$1,277	$3,158	$(1,881)	(59.6)%

As a percentage of total advertising and other revenues
- Brazil	49.4%	42.2%			39.0%	45.5%
- Mexico	15.5%	30.5%			13.9%	27.0%
- Argentina	22.7%	4.3%			19.1%	5.7%
- Puerto Rico	12.2%	8.0%			13.5%	7.5%
- Corporate and other	0.2%	15.0%			14.5%	14.3%

	100.0%	100.0%			100.0%	100.0%

     Subscription revenues. Table 2 presents our subscription revenues on a consolidated and segment basis for the three and six months ended June 30, 2004 and 2003.

     We derive our subscription revenues from members paying fees to subscribe to our AOLA country services and to our web-based interactive services, and from revenues received from America Online related to subscribers to the AOL-branded service in Puerto Rico. Subscription revenues do not include amounts paid to us by Banco Itaú on behalf of its customers for subsidies that it chose or was required to make. Such receipts from Banco Itaú were netted against and recorded as a reduction of marketing expenses and thus were not accounted for as subscription revenues. Amounts paid directly to us by subscribers that exceeded any time subsidized by Banco Itaú were included in subscription revenues. Under the terms of the revised marketing agreement, Banco Itaú is no longer required to subsidize its customers who are subscribers to the co-branded service. As a result, subsidies from Banco Itaú for its customers have not been material since the second half of 2003, nor were they material in the first six months of 2004. We do not expect subsidies from Banco Itaú for its customers to be material in future periods. For subscribers that have elected to pay their subscription fees with credit cards, we begin to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers that pay through means other than credit cards, we begin to recognize subscription revenues when we receive payment.

     Subscription revenue for the quarter ended June 30, 2004 was $12.0 million, a decrease of 24.5%, or $3.9 million, from $15.9 million in the second quarter of 2003. The decline in subscription revenues versus the prior-year period was driven by the loss of paid members in all operating segments except Puerto Rico. The loss of paying subscribers was primarily a result of increased competition, which resulted in members lost through attrition. New member registration rates were lower than necessary to replace membership attrition, and have been negatively impacted as well by the problems related to the implementation of the McDonald’s initiative in Brazil and the lack of alternative member acquisition channels. For the second quarter of 2004, subscription revenue in Brazil decreased to $4.0 million, down approximately $2.3 million, or 37.2%, from $6.3 million in the quarter ended June 30, 2003. Subscription revenue in Mexico decreased to $4.1 million in the second quarter of 2004, down $1.5 million, or 26.9%, from $5.6 million in the second quarter of 2003. Subscription revenue in Puerto Rico, however, was flat at approximately $3.5 million in the second quarter of 2004 as compared with the second quarter of 2003.

     Exchange rate fluctuations decreased reported revenue by approximately 3.5%, or by $0.6 million, for the quarter ended June 30, 2004, as compared with the second quarter of 2003. In constant currency terms, subscription revenue decreased by 20.9%, an amount less than the reported decrease of 24.5% during the three months ended June 30, 2004. Information on a constant currency basis excludes the effect of foreign currency translation on reported results and is provided to help explain variations in reported results and provide insight into the underlying operational performance of our business. On a segment basis, in constant currency terms, subscription revenue in the second quarter of 2004 decreased by 36.0% in Brazil and 20.4% in Mexico, as compared with the quarter ended June 30, 2003.

     Sequentially, reported subscription revenue declined by 11.5%, or approximately $1.5 million, from the $13.5 million recorded in the quarter ended March 31, 2004. All segments contributed to the sequential decrease, with Brazil declining by $0.9 million, Mexico declining by $0.5 million and Puerto Rico declining by $0.1 million, as compared with the first quarter of 2004. The loss of paying members was the main factor resulting in the reduction of subscription revenue as compared with the first quarter of 2004.

     For the six months ended June 30, 2004, revenues from subscription fees were $25.5 million, a decrease of $5.4 million, or 17.4% from $30.8 million recorded in the first six months of 2003. The decline in subscription revenues during the first half of 2004 as compared with the prior-year period was driven by decreases in all segments except for Puerto Rico. For the first half of 2004, subscription revenues in Brazil and Mexico decreased by $3.0 million and $2.6 million, respectively. The decrease in subscription revenue during the first half of 2004 resulted primarily from the loss of paid members, driven by the competitive trends previously described. Currency fluctuation did not have a material impact on reported revenue during the first six months of 2004.

     Future subscription revenue performance will be highly influenced by the success or failure of our web-based interactive services, our ability or inability to retain current members and improve productivity in existing channels and our success or failure in identifying alternative member acquisition channels. We expect our subscription revenues to continue decreasing through the end of 2004, driven by the continued reduction in paid membership and by the expected increase in subscribers to our lower-priced web-based services, rather than our higher-priced AOLA country services.

     For the three- and six-month periods ending June 30, 2004, we did not have any material subscription revenues from related parties, other than revenues received from America Online for subscribers related to members of the AOL-branded service in Puerto Rico. For the three and six months ended June 30, 2004, we had subscription revenue from America Online related to members of the A OL-branded service in Puerto Rico of $3.6 million and $7.2 million, respectively. For the three and six months ended June 30, 2003, our subscription revenue from America Online related to members of the AOL-branded service in Puerto Rico was $3.5 million and $6.9 million, respectively.

     At June 30, 2004 and December 31, 2003, we had deferred subscription revenues of approximately $3.7 million and $4.5 million, respectively. Deferred subscription revenues consist of fees for subscription services received or confirmed as collectible from credit card accounts and prepaid subscription plans in advance of our having earned those subscription revenues.

     Advertising and other revenues. Table 2 also presents our advertising and other revenues.

     Our advertising and other revenue is derived principally from:

•	advertising arrangements under which we receive fees for advertisements displayed on our interactive services;

•	advertising sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fee;

•	fees we receive from America Online for programming services we provide to America Online for use on their Latino content area;

•	representation fees we receive from America Online for selling advertising on their interactive services;

•	revenues we receive from providers of Internet search services; and

•	revenue sharing arrangements with local telecommunications providers. Because local telephone service in Latin America is often metered, the utilization of our AOLA country services and of our web-based interactive services by our members results in incremental revenues to local telecommunications companies. To encourage incremental traffic on their local networks by our members, some local providers of network access have entered into agreements compensating us for routing our traffic on their networks.

     For the quarter ended June 30, 2004, revenue derived from advertising and other declined to $0.7 million, a decrease of $1.1 million, or 60.0%, from $1.8 million in the second quarter of 2003. The overall decrease was driven primarily by decreases in advertising sales. All our segments, except for Argentina, reported declines in advertising and other revenue. The increase in our Argentina segment was primarily due to revenue received by us from AOL Germany for German-language call center support services that we provided to them during the second quarter of 2004. Currency exchange rate fluctuations in Latin America did not have a material impact on reported advertising and other revenue during the quarter ended June 30, 2004, as compared with the prior-year second quarter.

     Sequentially, advertising and other revenue in the quarter ended June 30, 2004, experienced a small increase of $0.2 million, or 32.8%, from the first quarter of 2004, driven by increased advertising by Banco Itaú and revenues received from AOL Germany for call center services. We expect advertising and other revenue to increase modestly from current levels during the balance of 2004, as a result of incremental advertising from Banco Itaú and other revenues for call center support services and implementation of a search services contract with Google. However, we still expect advertising and other revenues to decrease throughout 2004, as compared with 2003, despite an improved online advertising environment in Latin America. The decline will be driven by our reduced membership base, our lack of success in attracting significant commitments from traditional media advertisers and the expiration of long-term contracts in 2003. Other revenues are also expected to decrease due to the expiration of our agreement to provide programming services to America Online for their Latino content area, although we are currently negotiating a new agreement with America Online. There can be no assurance that we will be able to reach agreement with America Online regarding our potential provision of these services.

     For the six months ended June 30, 2004, revenue derived from advertising and other was $1.3 million, down $1.9 million, or 59.6%, from $3.2 million in the first half of 2003. The decrease occurred across all segments except for Argentina, which experienced a small increase as a result of the provision of call center services to AOL Germany. Currency fluctuations in Latin America did not have a material impact on advertising and other revenues during the first six months of 2004, as compared with the six-month period ended June 30, 2003.

     During the three and six months ended June 30, 2004, we had advertising and other revenues from related parties of approximately $0.2 million and $0.3 million, respectively. This compares with $0.8 million and $1.0 million, respectively, for the three and six months ended June 30, 2003. Advertising and other revenue from related parties consists primarily of revenues received from America Online for programming services we provided to them for their Latino content area, representation fees we receive from America Online for selling advertising on their interactive services, call center support services from AOL Germany and advertising by Banco Itaú on our AOLA country service in Brazil.

     As of June 30, 2004 and December 31, 2003, we had deferred advertising and other revenues of approximately $0.4 million and $0.3 million, respectively. Deferred advertising and other revenues consist of payments received in advance of our delivery of the related services and are recognized as income as the services are delivered.

Costs and expenses

     Total cost and expenses. Table 3 below shows our total costs and expenses on a consolidated and segment basis for the three and six months ended June 30, 2004 and 2003. Our total costs and expenses consist of cost of revenues, sales and marketing, and general and administrative expenses.

TABLE 3 - COSTS AND EXPENSES
(DolIars in thousands, except percentages)

	THREE MONTHS ENDED					SIX MONTHS ENDED
	June 30,	June 30,		%	June 30,	June 30,		%
	2004	2003	Change	Change	2004	2003	Change	Change
Costs and expenses:
Cost of revenues	$8,677	$14,954	$(6,277)	(42.0)%	$18,002	$31,523	$(13,521)	(42.9)%
Sales and marketing	12,389	17,412	(5,023)	(28.8)	24,526	33,951	(9,425)	(27.8)
General and administrative	6,287	6,841	(554)	(8.1)	12,174	13,806	(1,632)	(11.8)
Impairment of Argentina VAT receivable	4,009	—	4,009	100.0	4,009	—	4,009	100.0

Total costs and expenses	$31,362	$39,207	$(7,845)	(20.0)%	$58,711	$79,280	$(20,569)	(25.9)%

As a percentage of total costs and expenses:
Cost of revenues	27.7%	38.1%			30.7%	39.8%
Sales and marketing	39.5%	44.4%			41.8%	42.8%
General and administrative	20.0%	17.5%			20.7%	17.4%
Impairment of Argentina VAT receivable	12.8%	0.0%			6.8%	0.0%

Total costs and expenses	100.0%	100.0%			100.0%	100.0%

Costs and expenses by operating segment:
- Brazil	$14,480	$21,534	$(7,054)	(32.8)%	$30,109	$43,973	$(13,864)	(31.5)%
- Mexico	5,024	9,427	(4,403)	(46.7)	9,657	18,676	(9,019)	(48.3)
- Argentina	4,951	984	3,967	403.2	5,818	1,846	3,972	215.1
- Puerto Rico	2,511	3,231	(720)	(22.3)	5,079	6,288	(1,209)	(19.2)
- Corporate and other	4,396	4,031	365	9.1	8,048	8,497	(449)	(52.5)

	$31,362	$39,207	$(7,845)	(20.0)%	$58,711	$79,280	$(20,569)	(25.9)%

As a percentage of total costs and expenses:
- Brazil	46.2%	54.9%			51.3%	55.5%
- Mexico	16.0%	24.0%			16.4%	23.6%
- Argentina	15.8%	2.5%			9.9%	2.3%
- Puerto Rico	8.0%	8.2%			8.7%	7.9%
- Corporate and other	14.0%	10.4%			13.7%	10.7%

	100.0%	100.0%			100.0%	100.0%

Depreciation and amortization:
- Brazil	$276	$820	$(544)	(66.2)%	$630	$1,170	$(540)	(46.1)%
- Mexico	83	617	(534)	(86.5)	189	912	(723)	(79.3)
- Argentina	13	72	(59)	(82.0)	45	105	(60)	(56.8)
- Puerto Rico	39	54	(15)	(27.5)	84	106	(22)	(21.0)
- Corporate and other	225	367	(142)	(38.5)	576	606	(30)	(5.1)

	$636	$1,930	$(1,293)	(67.0)%	$1,524	$2,899	$(1,375)	(47.4)%

     Cost of revenues. Our cost of revenues includes:

➢	network-related costs consisting primarily of fees paid to third parties to carry our data over their telecommunications networks;

➢	personnel and related costs for customer support and in-house product and content development;

➢	fees we pay to America Online for use of their servers that run our interactive services (i.e., hosting services);

➢	fees we pay to America Online for technical support and current period product development and maintenance expense;

➢	amortization of capitalized product development costs;

➢	fees paid to third-party content providers; and

➢	collection costs and certain miscellaneous taxes.

     Certain payments received from providers of local network access, who have entered into agreements compensating us for routing our traffic on their networks, are treated as credits and reduce our cost of revenues.

     For the quarter ended June 30, 2004, our cost of revenues was $8.7 million and comprised 27.7% of our total costs and expenses. Compared to the prior-year quarter ended June 30, 2003, cost of revenues decreased by $6.3 million, or 42.0%, from $15.0 million and represented 38.1% of total costs and expenses. During the quarter ended June 30, 2004, the decrease in cost of revenues was driven primarily by reductions in network and hosting expense ($2.9 million), member services ($2.6 million) and content ($0.6 million). The improvements in network costs reflect the significant reduction in the number of modems that was undertaken to size our network to reduced membership levels and other cost reductions negotiated with local telecommunications providers in 2003. The reduction in member services expense is a result of lower membership levels and actions taken to reduce costs such as outsourcing of call center employees in Brazil and the consolidation of Spanish–language call service centers in Argentina. Currency fluctuations decreased reported cost of revenues during the quarter ended June 30, 2004 by approximately $1.0 million.

     Sequentially, costs of revenues declined by $0.6 million, or by 6.9%, from $9.3 million in the quarter ended March 31, 2004, primarily as a result of lower member services expense.

     For the six months ended June 30, 2004, our cost of revenues was $18.0 million and comprised 30.7% of our total costs and expenses. Compared to the six-month period ended June 30, 2003, cost of revenues decreased by approximately $13.5 million, or 42.9%, from $31.5 million and 39.8% of total costs and expenses. During the first half of 2004, the decrease in cost of revenues reflected the underlying trends affecting the quarter ended June 30, 2004, namely reductions in network and telecommunications expense and member services expense. Currency devaluation reduced reported cost of revenues by $2.7 million during the six-month period ended June 30, 2004 as compared to the prior-year period.

     We expect cost of revenues to decrease modestly in 2004, as compared with 2003, as we continue to benefit from negotiated reductions in network costs, consolidation of Spanish-language member services in Argentina and outsourcing of call center operations in Brazil. However, we expect smaller improvements in year-over-year comparisons as historical currency devaluations and cost reductions become incorporated into base periods. As of July 31, 2004, our network provided coverage to 414 cities in our three service countries. Service in Puerto Rico is available island-wide. In the near term, we expect to maintain the number of cities in our network at or near current levels.

     Cost of revenues paid to related parties primarily consists of payments made or due to America Online and its affiliates for the costs of hosting, maintenance, product development and other technical support services for our country operations pursuant to our online services agreement with America Online. For the three and six months ended June 30, 2004, cost of revenues incurred with related parties amounted to $2.1 million and $4.3 million, respectively. For the three and six months ended June 30, 2003, cost of revenues incurred with related parties amounted to $2.4 million and $6.4 million, respectively.

     Sales and marketing. Sales and marketing expenses consist of costs to acquire and retain our members, operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs such as the costs to staff and operate kiosks established at retail locations, the payment of bounties to partners who bring qualified registrations to our AOLA country services and our web-based services through their distribution channels and the distribution of our software on CDs to potential customers as well as the costs of brand advertising on television and in newspapers, magazines and other media. Also included in sales and marketing expense is amortization of the value of the shares of our class A common stock issued to Banco Itaú in consideration for its entering into the strategic marketing alliance with us (see “Item 1 – Business — Strategic Alliance with Banco Itaú” in our Annual Report on Form 10-K for the period ended December 31, 2003, as well as note 5 to our unaudited consolidated financial statements included herein). Until July 2005, we expect to incur approximately $9.3 million of expense each quarter related to the value of shares received by Banco Itaú under our strategic marketing agreement. For the five years following July 2005, we expect to incur approximately $2.2 million of quarterly expense related to this marketing agreement.

     For the quarter ended June 30, 2004, sales and marketing expenses were $12.4 million, a decrease of $5.0 million, or 28.8%, from $17.4 million in the second quarter of 2003. Sales and marketing expenses in the second quarter of 2004 accounted for 39.5% of total costs and expenses, compared with 44.4% in the prior year period. The decrease in sales and marketing expenses in the second quarter of 2004, as compared with the second quarter of 2003, was driven primarily by lower spending in both direct acquisition marketing ($2.7 million) and brand marketing ($3.4 million). The decrease in direct acquisition marketing costs was due mainly to efforts to reduce unproductive marketing activities which resulted in a reduction in the number of kiosks promoting our interactive services. We expect our sales and marketing expenses to decrease modestly for the remainder 2004, as compared with 2003. During the second quarter of 2004, currency fluctuations reduced reported sales and marketing expenses by $0.4 million as compared with the prior-year second quarter.

     We monitor the projected productivity of our kiosks located at Banco Itaú branches and have elected not to operate those with expected levels of registrations which are not economically beneficial. This has resulted in the closure of a substantial majority of the kiosks which Banco Itaú is obligated to operate under the revised Strategic Marketing agreement. In addition, we have also cancelled certain CD distributions Banco Itaú is obligated to make. As per the terms of the revised marketing agreement, we received from Banco Itaú a payment of approximately $1.0 million during the second quarter of 2004 in exchange for advertising on our service and in lieu of these marketing activities they were obligated to undertake. We expect these payments to continue in the future but the amounts to gradually decrease over time as per the terms of the revised marketing agreement. We expect to receive such a payment in the amount of $0.5 million from Banco Itaú in the third quarter of 2004, and another payment of approximately $0.8 million in the fourth quarter of 2004. Such payments from Banco Itaú are reflected as funds received from financing activities in our statement of cash flows and reduce future marketing expense associated with the amortization of shares given to Banco Itaú under our strategic marketing agreement. We have the right to choose to redeploy or reinstate some of the branches in the future, in which case we would forego such payments from Banco Itaú.

Sequentially, sales and marketing expenses increased by approximately $0.3 million (2.1%) from $12.1 million in the quarter ended March 31, 2004. This increase was primarily due to an increase in brand marketing related to the launch in June 2004 of version 9.0 of our AOLA country service software in Mexico. We expect to incur additional expense of approximately $0.8 million in the third quarter of 2004 in connection with this launch.

     For the six months ended June 30, 2004, sales and marketing expenses were $24.5 million, a decrease of $9.4 million, or 27.8%, from $34.0 million for the six months ended June 30, 2003. The decrease in sales and marketing expenses in the first half of 2004 was driven by lower spending in both direct acquisition marketing ($5.6 million) and brand marketing ($3.9 million). As discussed above, the decrease in direct acquisition marketing costs was due mainly to efforts to reduce unproductive marketing activities which resulted in a reduction in the number of kiosks promoting our interactive services. During the six months ended June 30, 2004, currency devaluation reduced sales and marketing expenses by $0.4 million as compared with the first half of 2003.

     For the three and six month periods ended June 30, 2004, sales and marketing expenses paid to related parties were not material. For each of the three and six month periods ended June 30, 2003, sales and marketing expenses paid to related parties was $0.3 million. For the three and six months ended June 30, 2004, amounts received from Banco Itaú for subsidies it pays on behalf of its members were approximately $24,000 and $0.1 million, respectively. For the three and six months ended June 30, 2003, amounts received from Banco Itaú for these subsidies were approximately $0.4 million and $0.9 million, respectively. Subsidies paid by Banco Itaú on behalf of its members largely ceased during the third quarter of 2003 as a result of the revised marketing agreement with Banco Itaú, under which Banco Itaú is no longer required to make subsidy payments to us on behalf of its members to the co-branded service. Amortization expense related to the Banco Itaú marketing agreement was approximately $9.3 million and $10.4 million during the quarters ended June 30, 2004 and 2003, respectively. Amortization expense related to the Banco Itaú marketing agreement for the six-month periods ended June 30, 2004 and 2003 was approximately $19.0 million and $20.8 million, respectively.

     We expect to continue focusing our member acquisition efforts on existing marketing arrangements with third parties, emphasizing kiosks located in high traffic areas, including bank branches and retail outlets. However, reliance on third-party arrangements has also increased the potential for unforeseen delays over which we have limited control, as has been the case with McDonald’s in Brazil.

     General and administrative. General and administrative expenses consist primarily of personnel-related expenses, office lease payments, legal, tax and travel-related expenses, among others.

     For the three months ended June 30, 2004, our general and administrative costs decreased by approximately $0.6 million, or 8.3%, to $6.3 million, down from $6.8 million in the second quarter of 2003. The decrease in general and administrative expense was primarily due to fewer employees in the second quarter, as compared to the prior-year period. Currency fluctuations across our service countries did not have a material impact on our reported general and administrative expense, as compared with the prior-year period. On a sequential basis, our general and administrative costs were essentially flat as compared with the first quarter of 2004.

     We expect our general and administrative expenses to continue at or near current levels during the balance of 2004. For the quarter and six months ended June 30, 2004 and 2003, expenses incurred in general and administrative support services provided by related parties were not material.

     Argentina Value-Added Tax Allowance. We have not been successful in achieving growth in our interactive services in Argentina and do not expect future growth for this business. During the second quarter of 2004, based on projections of our taxable revenue in Argentina, we determined that it was not likely that we would be able to recover our value-added tax (“VAT”) receivable from the Argentine government with a value of approximately $4.0 million at June 30, 2004. This receivable, which arose in the normal conduct of our business, can only be recovered as we make sales in Argentina and make collections from our customers. As a result, in the quarter ended June 30, 2004, we recorded a non-cash charge to establish an allowance in order to reduce the value of this VAT asset to zero. We do not expect our interactive services in Argentina to form a material part of our operations in the foreseeable future. We expect that our call center operations in Argentina will continue to be the primary focus of our activities in Argentina.

     Interest Expense. Interest expense consists almost entirely of interest on our senior convertible notes outstanding. During the quarter ended June 30, 2004, interest expense was $4.4 million, down $0.1 million as compared with $4.5 million in the prior-year first quarter. We expect quarterly interest expense to remain at current levels since we expect our average balance of senior convertible notes outstanding will remain at current levels. For the six months ended June 30, 2004, interest expense was $8.5 million, compared with $8.9 million in 2003. Interest expense in the first quarter of 2004 benefited from a one time correction of historical interest paid.

     Interest on our senior convertible notes for the second quarter of 2004 was paid through the issuance of 5,945,725 shares of our series B preferred stock to Time Warner. Under the terms of the our senior convertible notes, we may choose to make payment of interest through the issuance of shares of our series B preferred stock, with the exception of the last payment, which must be paid in cash (approximately $3.2 million). To the extent we make payment through the issuance of shares, interest expense does not represent a cash outlay. Given our focus on cash preservation, we expect to continue to pay the interest on the senior convertible notes through the issuance of additional stock; consequently, interest expense should not have a cash impact on our financial condition, except for the final interest payment which must be paid in cash. However, depending on market conditions at the time, a decision by us to pay the interest on the senior convertible notes through the issuance of additional shares of stock could result in significant additional dilution to our existing shareholders.

     Other income, net. Other income, net consists primarily of foreign currency gains and losses and realized gains and losses on investments. For the quarter ended June 30 2004, other income, net was approximately $0.3 million, as compared with $15,000 in the quarter ended June 30, 2003. For the six-month periods ended June 30, 2004 and 2003, other income, net was approximately $0.4 million and $27,000, respectively.

     Income taxes. For each of the three months ended June 30, 2004 and 2003, we had an income tax expense of $29,000. For the six months ended June 30, 2004, we had income tax expense of $60,000, as compared with income tax expense of 2,000 in the comparable prior-year period.

     Loss from operations. For the quarter ended June 30, 2004, our loss from operations was approximately $18.7 million, an improvement of $2.9 million, or 13.3%, from a loss of $21.5 million recorded in the second quarter of 2003. The improvement was driven primarily by reductions in costs and expenses of $11.9 million, and partially offset by the establishment of the $4.0 million valuation allowance against our Argentina VAT receivable. On a sequential quarter basis, our loss from operations increased by $5.3 million, up 39.8% from $13.3 million in the first quarter of 2004. This increase was driven primarily by the valuation allowance established against the Argentina VAT receivable and by the decrease in revenues of $1.3 million. Excluding the impact of the VAT allowance, the Company expects its losses to increase modestly during the second half of 2004, as compared with the first six months of 2004 due to lower revenue caused by the loss of paid members.

     For the six months ended June 30, 2004, our loss from operations was $32.0 million, an improvement of $13.3 million, or 29.4%, from $45.3 million in the comparable prior-year period. The improvement was driven by decreases in our costs and expenses of $24.6 million, partially offset by the reduction in revenues of $7.3 million and the establishment of the $4.0 million valuation allowance against our Argentina VAT receivable.

     Net loss applicable to common stockholders and loss per common share. Our net loss applicable to common stockholders, after interest expense, other expenses and dividends to preferred stockholders, was $26.9 million in the second quarter of 2004, an improvement of approximately $3.0 million, or 10.2%, as compared with a loss of $29.9 million recorded in the second quarter of 2003. Our loss per share, both basic and diluted, was $0.20 per share for the quarter ended June 30, 2004, as compared with losses per share, basic and diluted, of $0.22 in the prior-year quarter. The improvement was driven primarily by reductions in costs and expenses, which more than offset the impact of lower revenues as compared with the prior-year period.

     Net loss applicable to common stockholders includes interest expense and dividends on our preferred shares outstanding. For the quarter ended June 30, 2004, interest expense was approximately $4.4 million, as compared to $4.5 million in the prior-year quarter ended June 30, 2003. We expect interest expense to remain at $17.6 million per year at least through March 2007, when our senior convertible notes mature. Dividends on preferred stock were approximately $4.1 million, as compared to $3.9 million for the same quarter of the previous year, driven by the issuance of additional shares as payment of interest owed under our senior convertible notes.

     On a sequential quarter basis, our net loss applicable to common stockholders increased by $5.8 million, or 27.6% from $21.1 million in the first quarter of 2004. Our loss per share of $0.20 per share in the quarter ended June 30, 2004, both basic and diluted, increased from $0.16 per share, basic and diluted, as a result of the factors discussed above.

     For the six months ended June 2004, our net loss applicable to common stockholders was $47.9 million, an improvement of $13.2 million, or 21.6%, as compared with a loss of $61.1 million in the first half of 2003. Our loss per share during the first six months of 2004, both basic and diluted, was $0.35 per share, as compared with a loss per share, both basic and diluted, of $0.47 for the prior-year first half.

Financial Condition and Liquidity

     Current Financial Condition. Table 4 below highlights our consolidated financial condition at June 30, 2004 and at the end of the preceding fiscal year, December 31, 2003.

TABLE 4 - FINANCIAL CONDITION (As of Balances)
(Dollars in thousands, except percentages)

	AS OF
	June 30,	December 31,		%
	2004	2003	Change	Change
Cash and cash equivalents	$27,865	$32,901	$(5,036)	(15.3)%

Current assets	$36,187	$44,207	$(8,020)	(18.1)%

Total assets	$41,890	$55,739	$(13,849)	(24.8)%

Working capital	$13,225	$17,008	$(3,783)	(22.2)%

Current liabilities	$22,962	$27,199	$(4,237)	(15.6)%

Long-term debt	$160,000	$160,000	$—	—%

Stockholders’ equity (capital deficiency)	$(142,463)	$(132,959)	$(9,504)	7.1%

Total assets breakdown by segment:
- Brazil	$10,069	$10,069	$0	0.0%
- Mexico	2,441	3,575	(1,134)	(31.7)
- Argentina	321	4,421	(4,100)	(92.7)
- Puerto Rico	371	569	(198)	(34.9)
- Corporate and other	28,688	37,105	(8,418)	(22.7)

	$41,890	$55,739	$(13,849)	(24.8)%

Long-lived assets:
- Brazil	$1,684	$2,381	$(697)	(29.3)%
- Mexico	408	593	(185)	(31.3)
- Argentina	243	282	(39)	(13.6)
- Puerto Rico	170	232	(62)	(26.9)
- Corporate and other	697	1,283	(586)	(45.7)

	$3,202	$4,771	$(1,570)	(32.9)%

     At June 30, 2004, we had $27.9 million of cash and cash equivalents, long-term debt of $160.0 million and a capital deficiency of $142.5 million. This represented a reduction in our cash and cash equivalents position of $5.0 million as compared to December 31, 2003, and a reduction of $1.5 million as compared with our cash balances on March 31, 2004. For the six-month period ended June 30, 2004, the decline in our cash and cash equivalents position resulted primarily from the financing of our loss from operations. Improved working capital performance aided our cash position through one-time items, such as the collection of old accounts receivable, and an increase in our payables to affiliates. We expect our rate of cash utilization to increase in the second half of 2004, driven by a modest increase in our losses and a reversal of certain working capital items. Our long-term debt position did not change, and is comprised entirely of our senior convertible notes.

     Our capital deficiency increased by $9.5 million as compared with our positions at December 31, 2003. The increase in our capital deficiency reflects our net loss for the six months ended June 30, 2004 of $40.2 million and the impact on the foreign currency translation adjustment from the appreciation of local currencies since December 31, 2003. These impacts were partially offset by the continued amortization of the Banco Itaú unearned services account during the first half of 2004, payments received from Banco Itaú in lieu of marketing activities it was obligated to undertake amounting to $2.4 million and the payment of interest on our senior convertible notes through the issuance of additional stock.

     Our current assets at June 30, 2004 amounted to $36.2 million, a decrease of $8.0 million, or 18.1%, as compared to $44.2 million at December 31, 2003. The decrease in current assets was driven primarily by the decrease in cash and cash equivalents, and by the establishment of the valuation allowance against our Argentine VAT receivable asset, which reduced this asset to zero. Current liabilities decreased $4.2 million, or 15.3%, to $23.0 million at June 30, 2004, from $27.2 million at December 31, 2003 driven by reductions in other accrued expenses and liabilities, accrued personnel costs and trade accounts payable. The reduction in accrued personnel costs reflected the payment of annual bonuses to employees, while the reduction in other accrued expenses and liabilities resulted mainly from our reduced spending on marketing activities and operating costs, and the payment of certain historical penalties related to the downsizing of our network.

     We now expect that our cash on hand of $27.9 million as of June 30, 2004 will be sufficient to fund operations into the second quarter of 2005, based upon our current operating projections. Our expectations underlying our current operating budget and the duration of funding sufficiency are based upon certain estimates that we believe are commercially reasonable in relation to our historical experience. These estimates include paid membership levels and turnover, consumer acceptance of our web-based services, pricing of our services and continued cost reductions. These estimates are subject to a number of risks and uncertainties more particularly described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003, and there can be no assurance that they will turn out to be accurate. As of June 30, 2004, approximately $1.0 million of our cash on hand served to collateralize our obligations under executive-retention agreements and is not, and will not be, available for general corporate use.

     We continue to explore various opportunities that could provide us with additional cash resources in the future to operate our business. We do not expect to reach cash flow breakeven with available cash on hand. During the second quarter of 2004, we hired an investment banking firm to help us explore potential strategic alternatives.

     In addition, we have not identified additional sources of financing necessary to repay the $160.0 million senior convertible notes that will be due in March 2007. There can be no assurance that we will be able to identify additional sources of capital to repay our debt obligations or operate our business. An additional restriction on our ability to obtain additional funding is that the holders of our senior convertible notes can require that the proceeds of any such financing or the sale of assets be used to repay the senior convertible notes. Additionally, there is no commitment or obligation from America Online, the Cisneros Group or Banco Itaú to fund any of our future requirements. Furthermore, Time Warner has stated that it does not intend to provide us with additional funding.

     Cash Flows and Liquidity. Table 5 illustrates our consolidated cash flows and capital spending by segment for the three- and six-month periods ended June 30, 2004 and 2003:

TABLE 5 - CASH FLOWS & CAPITAL SPENDING
(DolIars in thousands, except percentages)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30,	June 30,		%	June 30,	June 30,		%
	2004	2003	Change	Change	2004	2003	Change	Change
Condensed Cash Flow Statement:
Cash and cash equivalents, beginning of period	$29,331	$60,516	$(31,185)	(51.5)%	$32,901	$75,501	$(42,600)	(56.4)%

Cash flow (used) provided by :
Operating activities	$(2,298)	$(14,059)	$11,761	(83.7)	$(7,120)	$(29,189)	$22,069	(75.6)
Investing activities	(42)	(348)	306	(87.9)	(103)	(692)	589	(85.1)
Financing activities	1,039	—	1,039	100.0	2,475	—	2,475	100.0
Effect of exchange rate changes on cash and cash equivalents	(165)	(185)	19	(10.5)	(288)	304	(592)	(194.7)

Net decrease in cash and cash equivalents	(1,466)	(14,592)	13,124	(90.0)	(5,036)	(29,577)	24,541	(83.0)

Cash and cash equivalents, end of period	$27,865	$45,924	$(18,061)	(39.3)%	$27,865	$45,924	$(18,059)	(39.3)%

Capital spending by segment:
- Brazil	$31	$211	$(180)	(85.0)%	$72	$246	$(174)	(70.7)%
- Mexico	—	110	(110)	(100.0)	—	188	(188)	(100.0)
- Argentina	5	10	(5)	(53.1)	21	100	(79)	(79.4)
- Puerto Rico	6	14	(8)	(55.6)	5	158	(153)	(96.7)
- Corporate and other	—	3	(3)	200.0	5	—	5	100.0

	$42	$348	$(306)	(87.9)%	$103	$692	$(589)	(85.1)%

     Operating Activities

     Cash used by operations in the quarter ended June 30, 2004 narrowed to $2.3 million, as compared to $14.0 million in the second quarter of 2003. This improvement in cash flow required by operations was driven primarily by a reduction in net loss from operations and improved working capital performance. We expect a modest increase in cash utilization during the second half of 2004, as compared with the first six months of 2004, as certain working capital improvements reverse and the continued declines in revenues increase our losses on a sequential basis.

     Financing Activities.

     During the second quarter of 2004 we chose to receive approximately $1.0 million from Banco Itaú, as permitted under the terms of our strategic marketing agreement, in lieu of certain marketing activities which Banco Itaú was obligated to undertake to promote the co-branded service in Brazil. The payment Banco Itaú made to us was in lieu of marketing activities, such as the distribution of CDs and because of the reduced number of promoters in its branches, which resulted from the closing of kiosks with low productivity. For the first six months of 2004, we have received $2.5 million in payments from Banco Itaú in lieu of such marketing activities. We expect these payments to continue in the future, but the amounts to gradually decrease over time. We have the right to redeploy or reinstate some of the kiosks in the branches in the future, in which case we would forego such payments from Banco Itaú.

     Investing Activities and Capital Spending

     Cash used by investing activities in the three and six months ended June 30, 2004, was $42,000 and $0.1 million, respectively. Cash used in investing activities in the three- and six-month periods ended June 30, 2003, was $0.3 million and $0.7 million, respectively. Cash used in investing activities was primarily attributable to capital expenditures in support of business operations.

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

Net Proceeds from Historical Financings
(In millions)

			Total
			America
	America	Time	Online/	Cisneros	Banco		Grand
	Online	Warner	Time Warner	Group	Itaú	Public	Total
Pre-IPO	$50.0	$—	$50.0	$150.1	$—	$—	$200.1
IPO	31.3	—	31.3	31.3	—	140.5	203.1
March 2001	65.8	—	65.8	63.3	19.7	—	148.8
Sr. Convertible Notes	—	159.5	159.5	—	—	—	159.5

Totals	$147.1	$159.5	$306.6	$244.7	$19.7	$140.5	$711.5

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

     Our last financing took place on March 8, 2002, through the sale of senior convertible notes due March 2007 to Time Warner. Under the note purchase agreement, Time Warner made available to us $160.0 million (net $159.5 million) in exchange for our senior convertible notes due in March 2007. We completed the draw down of the funds available to us under the note purchase agreement on December 30, 2002. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at the option of the holder and are redeemable by us at any time, subject to the holder’s right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds.

     Interest on the senior convertible notes is payable either in cash or preferred stock, at our option, with the exception of the final interest payment, which must be made in cash. If interest is paid in shares, the price per share is determined based on the average closing price of the class A common stock for the twenty trading dates ending two days prior to the date of payment. On June 30, 2004, we made our ninth quarterly payment of interest on the senior convertible notes, which covered the period from April 1 through June 30, 2004. The interest payment of approximately $4.4 million was made through the issuance of 5,945,725 shares of series B preferred stock to Time Warner, based on an average price of $0.7380 per share. Given our focus on cash preservation, we expect to make future payments of interest through the issuance of additional shares of stock, with the exception of the final interest payment. Depending on market conditions at the time, a decision to pay the interest on our senior convertible notes through the issuance of additional shares could result in significant additional dilution to existing shareholders.

     In the event the $160.0 million in senior convertible notes were to be converted by Time Warner, an additional 44,150,105 shares of preferred stock would be issued to Time Warner, increasing the economic ownership by America Online and its affiliates in AOLA to 56.3% and their relative voting strength to 68.0%, assuming conversion of the warrant granted to America Online at the date of our initial public offering and the options granted to its employees who are members of our Board of Directors. Interest payments on the senior convertible notes over the remaining life of the notes will total approximately $45.7 million, assuming the notes are not converted to stock prior to their maturity. Because we intend to pay interest through the issuance of additional shares of preferred stock, we expect America Online’s relative ownership and voting strength to continue to increase over the foreseeable future.

     Capitalization

     As displayed in Table 6 below, at June 30, 2004, we had 135,257,088 shares of class A common stock outstanding, an increase of 70,893 shares from 135,186,195 shares of common stock outstanding at December 31, 2003. The increase in common stock outstanding was due to the exercise of stock options by employees during the six-month period.

TABLE 6 - CAPITAL (Period End Balances)

	As of
	June 30,	December 31,		%
	2004	2003	Change	Change
	(In thousands, except share amounts)
Stockholders’ equity (capital deficiency)
Preferred Stock, Common Stock and additional paid-in capital	$834,302	$825,770	$8,532	1.03%
Accumulated deficit	(892,806)	(852,617)	(40,189)	4.71
Other, mainly unearned services	(83,959)	(106,112)	22,154	(20.88)

	$(142,463)	$(132,959)	$(9,503)	7.15%

Shares outstanding
Series B Preferred Stock	124,068,997	115,244,559	8,824,438	7.66%
Series C Preferred Stock	79,518,702	79,518,702	—	—
Class A Common Stock	135,257,088	135,186,195	70,893	0.05

	338,844,787	329,949,456	8,895,331	2.70%

Shares reserved for future issuance
Preferred shares outstanding	203,587,699	194,763,261	8,824,438	4.53%
AOL Warrant	16,541,250	16,541,250	—	—
Time Warner Senior Convertible Notes	44,150,105	44,150,105	—	—
Stock Options	11,488,500	10,433,186	1,055,314	10.12

	275,767,554	265,887,802	9,879,752	3.72%

     At June 30, 2004, we had outstanding anti-dilutive securities, all of which are convertible or exercisable into shares of our class A common stock, consisting of:

•	series B preferred stock, convertible into 124,068,997 shares of our class B common stock or class A common stock;

•	series C preferred stock, convertible into 79,518,702 shares of our class C common stock or class A common stock;

•	$160.0 million principal senior convertible notes issued to Time Warner, convertible into 44,150,105 shares of series B preferred stock, class B common stock or class A common stock;

•	a warrant issued to America Online exercisable for 16,541,250 shares of any combination of class A common stock, class B common stock or series B preferred stock; and

•	options to purchase 11,488,500 shares of our class A common stock.

If all of these anti-dilutive securities were converted or exercised, an additional 275,767,554 shares of class A common stock would have been outstanding at June 30, 2004. We refer to these securities as anti-dilutive securities because if they were exercised or converted into shares of class A common stock, they would decrease our basic and diluted loss per share as calculated under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). In accordance with U.S. GAAP, the potential effect of these anti-dilutive securities, which are or will all be convertible or exercisable into class A common stock, was not included in the calculation of diluted loss per share.

     Our class A common stock has been listed on the Nasdaq SmallCap Market since June 21, 2002. On June 15, 2004, the Nasdaq staff informed us that our class A common stock failed to maintain a minimum bid price of $1.00 over the 30 consecutive trading days prior to such date, as required to remain listed on the Nasdaq SmallCap Market. In accordance with Nasdaq rules, we were given 180 calendar days, or until December 13, 2004, to regain compliance with this requirement. The closing bid price of our class A common stock must be above $1.00 for at least ten consecutive trading days starting no later than November 30, 2004 or our class A common stock will be delisted from the Nasdaq SmallCap Market. However, if our class A common stock has an aggregate market value of at least $50 million on December 13, 2004, we would be entitled to a second 180-day grace period ending on June 13, 2005 to correct the minimum bid price deficiency. Additionally, we have obtained authorization from our stockholders to effect a 1-for-2, 1-for-3, 1-for-5, 1-for-7, 1-for-10 or 1-for-15 reverse stock split.

Critical Accounting Policies

     Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), issued by the Securities and Exchange Commission, suggests that companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to a company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. We believe the following represent our critical accounting policies as contemplated by FRR 60. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Under the terms of our original agreement with Banco Itaú, which was in effect until December 14, 2002, Banco Itaú was required to offer at least one hour of subsidized usage per month to subscribers of the co-branded service following the expiration of a subscriber’s trial period. Banco Itaú could also choose to provide its customers additional subsidized time beyond the one-hour obligation. In addition, Banco Itaú was required to pay us a nominal amount for subscribers who had not used the service during the previous month and who were beyond their free trial period. We recorded amounts paid to us by Banco Itaú on behalf of its customers for subsidies, which it chose or was required to make, as a reduction of marketing expenses and not as subscription revenues. Amounts paid directly to us by subscribers that exceed the time subsidized by Banco Itaú are included in subscription revenues. Were we to have recognized payments from Banco Itaú as revenues, our subscription revenues and sales and marketing expense would have been higher than reported. Under the terms of the revised marketing agreement, Banco Itaú is no longer required to offer or make such subsidy payments on behalf of its customers. As a result, subsidies received from Banco Itaú largely ceased during the second half of 2003.

     Cost of Revenues – Zero Port Costs. We have entered into zero-cost agreements with telecommunications companies who provide us with modem ports that are used by our customers to access our interactive services and the Internet. Under these agreements, we provide the telecommunications providers with advertising in exchange for the rental fees of the ports. We credit the value of the advertising we provide against our telecommunications expense in cost of revenues because we are not able to reliably determine the fair value of the ports under these arrangements. As a consequence, our cost of revenues does not reflect any expense for ports provided to us under these arrangements.

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

     We follow the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 123”), which established a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method of accounting for their employee stock compensation plans. This pronouncement also allows an entity to continue to measure compensation cost for those plans based on Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and disclose the pro forma net income and earnings per share as if the fair value method had been applied in measuring cost. Compensation cost is determined based on the intrinsic value of the stock options as required by the provisions of APB 25.

     Accordingly, as a result of applying the intrinsic value method of accounting to stock options we have issued, no compensation expense has been recognized for options granted during the first quarter of 2004 with an exercise price equal to market value at the date of grant. Had we accounted for stock options issued to our employees using the fair value method, our stock-based compensation expense would have been $0.4 million in the quarter ended June 30, 2004, and $0.9 million in the quarter ending June 30, 2003.

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

Forward Looking Statements

     This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: the future size of our network, our expectation of migration from our AOLA country services to our web-based services, future membership levels and the expected mix of membership between our AOLA country and web-based services, our expectation that our web-based service will be the primary product offering in Brazil, potential expansion of our web-based services, future revenues, future losses, future advertising and marketing efforts, the benefits we expect to receive from our strategic alliance with Banco Itaú, future payments that we may receive from Banco Itaú if we continue to request that Banco Itaú pay us in lieu of its conducting marketing activities, our expectation that the Banco Itaú marketing agreement will be our primary member acquisition channel in Brazil, expectations regarding members in free trial or member retention programs, future cost of revenues, sales and marketing costs, maintenance costs and other expenses, our expectation that McDonald’s will be contractually obligated to refund a portion of our initial investment, our expectation that cash on hand will be sufficient to fund our operations into the second quarter of 2005, the form and amount of future interest payments on our 11% senior convertible notes, future financing requirements and future interest.

     These forward-looking statements are subject to a number of risks and uncertainties, which are described in our Annual Report on Form 10-K for the year ended December 31, 2003, and from time to time in other reports we file with the SEC, as well as the following risks and uncertainties: our limited cash position, the market price of our class A common stock, the impact our continued losses will have on our ability to finance our operations, uncertainty relating to our ability to convert our subscribers into paying subscribers and to retain paying subscribers, uncertainty related to the success of our web-based services uncertainty regarding the success of our marketing initiatives, the actions of our competitors and the impact of increased competition, the success of our web-based services, the success of the Banco Itaú co-branded service, exchange rate fluctuations in Latin America, macroeconomic developments in Brazil and Mexico and our ability to penetrate our markets. Actual results could differ materially from those described in the forward-looking statements.

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

     To date, our consolidated results of operations have not been materially impacted by inflation. Inflation was approximately 9% in Brazil during calendar 2003 and is expected to reach a similar level in calendar 2004. Inflation in Mexico was 4% in 2003 and is forecasted to reach a similar level in 2004. Inflation in Argentina was approximately 4% during calendar 2003, and is expected to increase to 7% in calendar 2004 as the Argentine economy has resumed growth after devaluing its currency in 2001.

     We are exposed to market risk as it relates to changes in the market value of our investments. As of June 30, 2004, we had no material investments in marketable securities.

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

ITEM 1. FINANCIAL STATEMENTS

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)

	As of
	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$27,638	$32,633
Short-term money market investments	227	268

Total cash and cash equivalents	27,865	32,901
Trade accounts receivable, less allowances of $435 (December 31, 2003 - $363)	1,691	2,267
Other receivables	392	243
Prepaid expenses and other current assets	6,239	8,796

Total current assets	36,187	44,207
Property and equipment, net	3,202	4,771
Investments, including securities available-for-sale (at fair value)	648	194
Other assets	1,853	6,567

TOTAL ASSETS	$41,890	$55,739

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
CURRENT LIABILITIES
Trade accounts payable	$2,694	$3,264
Payables to affiliates	3,773	1,349
Other accrued expenses and liabilities	5,339	9,672
Deferred revenue	4,102	4,810
Accrued personnel costs	3,510	4,533
Other taxes payable	3,544	3,571

Total current liabilities	22,962	27,199
Other non-current liabilities	1,391	1,499
Senior convertible notes	160,000	160,000

Total liabilities	184,353	188,698
COMMITMENTS AND CONTIGENCIES
STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Preferred stock, $.01 par value; 1,000,000,000 shares authorized:
Series B and C cumulative redeemable convertible; 350,000,000 shares of series B and 300,000,000 shares of series C authorized:
Series B — $338,311 liquidation value; issued and outstanding shares - 124,068,997 (December 31, 2003 - 115,244,559)	1,241	1,152
Series C — $216,863 liquidation value; issued and outstanding shares - 79,518,702 (December 31, 2003 - 79,518,702)	795	795
Series D and E cumulative redeemable convertible; 25,000,000 shares authorized each; none issued or outstanding	—	—

	2,036	1,947
Common stock, $.01 par value; 2,250,000,000 shares authorized:
Class A—1,400,000,000 shares authorized; issued and outstanding shares - 135,257,088 (December 31, 2003 - 135,186,195)	1,353	1,352
Class B and C — 450,000,000 shares of series B and 400,000,000 shares of series C authorized; none issued and outstanding	—	—

	1,353	1,352
Additional paid-in capital	830,913	822,471
Unearned services	(79,776)	(101,156)
Accumulated other comprehensive loss	(4,183)	(4,956)
Accumulated deficit	(892,806)	(852,617)

Total stockholders’ equity (capital deficiency)	(142,463)	(132,959)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	$41,890	$55,739

     The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
For the Three and Six Months Ended June 30, 2004 and 2003
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Subscription	$11,982	$15,864	$25,452	$30,822
Advertising and other	728	1,821	1,277	3,158

Total revenues	12,710	17,685	26,729	33,980

Costs and expenses:
Cost of revenues	8,677	14,954	18,002	31,523
Sales and marketing	12,389	17,412	24,526	33,951
General and administrative	6,287	6,841	12,174	13,806
Impairment of Argentina VAT receivable	4,009	—	4,009	—

Total costs and expenses	31,362	39,207	58,711	79,280

Loss from operations	(18,652)	(21,522)	(31,982)	(45,300)
Interest expense	(4,418)	(4,492)	(8,522)	(8,925)
Other income, net	303	15	374	27

Loss before income taxes	(22,767)	(25,999)	(40,130)	(54,198)
Income taxes	(29)	(29)	(59)	(2)

Net loss	(22,796)	(26,028)	(40,189)	(54,200)
Less: Dividends on Series B and C preferred shares	4,088	3,882	7,749	6,915

Net loss applicable to common stockholders	$(26,884)	$(29,910)	$(47,938)	$(61,115)

Loss per common share, basic and diluted	$(0.20)	$(0.22)	$(0.35)	$(0.47)

Weighted average number of common shares outstanding	135,257,070	135,135,137	135,233,608	130,246,485

SUPPLEMENTAL RELATED PARTIES DISCLOURE:
Transactions with affiliated parties are reflected in the consolidated statements of operations as follows:
Subscription revenues*	$3,557	$3,496	$7,221	$6,863
Advertising and other revenues	222	842	299	1,020
Cost of revenues	2,086	2,411	4,319	6,358
Sales and marketing	9,303	10,290	18,831	20,072
General and administrative	53	(35)	135	95
Interest expense	4,388	4,449	8,461	8,849

*	Primarily revenues received from America Online for subscribers to the AOL-branded service in Puerto Rico.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY) - (Unaudited)
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Additional paid-in	Unearned	Accumulated other comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	services *	income (loss)	deficit	Total
BALANCES AT DECEMBER 31, 2003	194,763,261	$1,947	135,186,195	$1,352	$822,471	$(101,156)	$(4,956)	$(852,617)	$(132,959)
Net loss	—	—	—	—	—	—	—	(40,189)	(40,189)
Foreign currency translation adjustment	—	—	—	—	—	—	426	—	426
Net unrealized gain from securities	—	—	—	—	—	—	347	—	347

Total comprehensive loss									(39,416)
Interest paid with issuance of Series B preferred shares	8,824,438	89	—	—	8,372	—	—	—	8,461
Stock options exercised	—	—	70,893	1	19	—	—	—	20
Non-cash marketing expense amortization **	—	—	—	—	—	18,957	—	—	18,957
Proceeds in accordance with strategic marketing agreement	—	—	—	—	—	2,458	—	—	2,458
Non-cash compensation expense	—	—	—	—	51	(35)	—	—	16

BALANCES AT JUNE 30, 2004	203,587,699	$2,036	135,257,088	$1,353	$830,913	$(79,776)	$(4,183)	$(892,806)	$(142,463)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

*	Unearned services includes $253.6 million associated with stock issued to Banco Itaú, net of related costs accrued as of June 30, 2000. See accompanying note 5 included herein.

**	Represents the amortization associated with the stock issued to Banco Itaú for the marketing services strategic alliance . See accompanying note 5 included herein.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
For the Three and Six Months Ended June 30, 2004 and 2003
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
OPERATING ACTIVITIES
Net loss	$(22,796)	$(26,028)	$(40,189)	$(54,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	9	114	80	52
Depreciation and amortization	636	1,930	1,524	2,899
(Gain) loss from investment securities	(121)	10	(121)	4
Non-cash marketing expense (Note 5)	9,285	10,432	18,957	20,750
Non-cash stock based compensation expense	16	125	16	150
Issuance of preferred stock in lieu of interest due to affiliate	4,388	4,449	8,461	8,849
Allowance for Argentina VAT receivable	4,009	—	4,009	—
Changes in operating assets and liabilities:
Trade accounts receivable	125	610	1,125	1,044
Other operating assets	1,323	118	2,883	1,554
Operating liabilities	(574)	(2,256)	(5,461)	(7,019)
Deferred revenues	(597)	(531)	(1,086)	(777)
Payables to affiliates	1,999	(3,032)	2,679	(2,495)

Net cash used in operating activities	(2,298)	(14,059)	(7,123)	(29,189)

INVESTING ACTIVITIES
Capital spending	(42)	(348)	(103)	(692)

Net cash used in investing activities	(42)	(348)	(103)	(692)

FINANCING ACTIVITIES
Proceeds in accordance with strategic marketing agreement	1,039	—	2,458	—
Proceeds from stock options exercised	—	—	20	—

Net cash provided by financing activities	1,039	—	2,478	—

Effect of exchange rate changes on cash and cash equivalents	(165)	(185)	(288)	304

Net decrease in cash and cash equivalents	(1,466)	(14,592)	(5,036)	(29,577)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,331	60,516	32,901	75,501

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,865	$45,924	$27,865	$45,924

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$—	$37	$—	$—

Interest paid	—	$4	$—	$—

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

     The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Annual Report on Form 10-K of America Online Latin America, Inc. (“AOLA” or the “Company”) for the fiscal year ended December 31, 2003, which summarizes the significant accounting policies used in determining the financial position, cash flows and results of operations of AOLA’s business segments .

     NOTE 2 - BACKGROUND AND ORGANIZATION

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

     The Company launched its new web-based content and connectivity services in Brazil, Argentina and Puerto Rico in September 2003, October 2003 and February 2004, respectively. The web-based services are priced at lower rates than the Company’s AOLA country services. AOLA believes these services are more price competitive. The Company believes its web-based services in Brazil and Argentina will become its primary products in those countries, although at present the majority of its members in those countries are using the AOLA country service. AOLA is no longer actively promoting the AOLA country service in Brazil and Argentina, although they are still available. AOLA expects to experience migration of membership from its AOL Brazil and AOL Argentina country services to its new web-based services. To date, approximately 22% of current subscribers to its web-based services in Brazil and Argentina have migrated from its AOLA country services.

     AOLA offers a web-based service in Puerto Rico but it does not expect it to become AOLA’s primary product offering. AOLA also expects to experience migration from the AOL-branded service in Puerto Rico to its web-based service. The Company began testing a web-based service in Mexico in September 2003, and its decision on whether or not to launch this service in Mexico will depend on these test results. The Company does not expect a web-based service in Mexico to become its primary product offering in that country.

     AOLA derives its revenues principally from member subscriptions to its AOLA country services and from its web-based interactive services and to a lesser extent from advertising and other revenues. AOLA currently has the exclusive right to offer AOL-branded PC-based online services in Latin America. Under its license agreement with America Online, it also has the exclusive right to offer AOL-branded TV-based online services in Latin America if America Online develops these services.

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

     AOLA anticipates that available cash on hand of $27.9 million as of June 30, 2004, will be sufficient to fund operations into the second quarter of 2005, based upon its current operating budget. The Company’s expectations underlying its current operating budget and the duration of funding sufficiency are based upon certain estimates that AOLA believes are commercially reasonable in relation to historical experience. These estimates include paid membership levels and turnover, consumer acceptance of its new web-based interactive services, pricing of its services and continued cost reductions. As of June 2004, approximately $1.0 million of AOLA’s cash on hand served to collateralize certain Company obligations to employees and was not, and will not be, available for general corporate use. In total, the Company may be obligated to make payments amounting up to $3.8 million under these obligations.

     The Company continues to explore various opportunities that could provide it with additional cash resources in the future to operate its business. AOLA does not expect to reach cash flow breakeven with available cash on hand. During the second quarter of 2004, AOLA hired an investment banking firm to help it explore potential strategic alternatives.

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

     NOTE 3 - LOSS PER COMMON SHARE AND STOCK-BASED COMPENSATION

     Loss per Common Share

     The following table presents the calculation of basic and diluted net loss per common share for the three- and six-month periods ended June 30, 2004 and 2003 (in thousands, except per share amounts):

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(22,796)	$(26,028)	$(40,189)	$(54,200)
Less: Dividends on Series B and C preferred shares	4,088	3,882	7,749	6,915

Net loss applicable to common stockholders	$(26,884)	$(29,910)	$(47,938)	$(61,115)
Weighted average number of common shares outstanding	135,257	135,135	135,234	130,246

LOSS PER COMMON SHARE, Basic and diluted	$(0.20)	$(0.22)	$(0.35)	$(0.47)

     There is no difference between AOLA’s basic and diluted loss per share since the effect of any contingently issuable common stock on loss per share is anti-dilutive for all periods presented. Potential anti-dilutive securities as of June 30, 2004 and December 31, 2003 are set forth in the table below:

	As of
	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Series B Preferred Stock	124,068,997	115,244,559
Series C Preferred Stock	79,518,702	79,518,702
AOL Warrant	16,541,250	16,541,250
Time Warner Senior Convertible Note	44,150,105	44,150,105
Stock Options	11,488,500	10,433,186

	275,767,554	265,887,802

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

     AOLA follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 123”), which established a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method of accounting for their employee stock compensation plans. This pronouncement also allows an entity to continue to measure compensation cost for those plans based on Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and disclose the pro forma net income and earnings per share as if the fair value method had been applied in measuring cost. Compensation cost is determined based on the intrinsic value of the stock options as required by the provisions of APB 25.

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

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Reported
Net loss applicable to common stockholders	$(26,884)	$(29,910)	$(47,938)	$(61,115)
Loss per common share — basic and diluted	$(0.20)	$(0.22)	$(0.35)	$(0.47)
Recorded employee stock-based compensation	$16	$125	$16	$150
Employee stock-based compensation under fair value method	$(587)	$(885)	$(1,085)	$(801)
Pro Forma
Net loss applicable to common stockholders	$(27,455)	$(30,670)	$(49,007)	$(61,766)
Loss per common share — basic and diluted	$(0.20)	$(0.23)	$(0.36)	$(0.47)

     NOTE 4 - 11% SENIOR CONVERTIBLE NOTES

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

     If the entire $160 million principal amount of the Notes were to be converted by Time Warner, an additional 44,150,105 shares of Series B Stock would be issued to Time Warner. In such an event, the combined economic ownership of Time Warner and America Online in the Company would increase to 56.3%, and its relative voting strength to approximately 68.0%, assuming conversion of a warrant held by America Online (the “AOL Warrant”) that is immediately exercisable to purchase approximately 16.5 million shares of any combination of AOLA’s series B preferred stock, class B common stock or class A common stock. Although the conversion of the Notes, the payment of dividends and interest in additional shares of voting stock and the exercise of the AOL Warrant could each result in Time Warner and its affiliates holding more than 50% of the outstanding voting stock of AOLA, it would not alter other corporate governance provisions or result in a change of control.

     Interest on the Notes is due quarterly and is payable either in cash or preferred stock at AOLA’s option, with the exception of the last interest payment which must be in cash. In the event that interest is paid in shares, the price per share is determined based on the average closing price of AOLA’s class A common stock for the twenty trading dates ending on the third trading day prior to the date of payment. Interest payments on the Notes could total approximately $45.7 million over the remaining life of the Notes, assuming they are not converted or redeemed prior to their March 2007 maturity date. AOLA expects to pay future interest amounts through the issuance of additional shares of preferred stock (except for the final interest payment), which will result in additional dilution to existing stockholders.

     Interest on the Notes for the quarter ended June 30, 2004 amounted to approximately $4.4 million and was paid through the issuance of 5,945,725 shares of AOLA’s series B preferred stock. To the extent interest is paid in stock, interest expense does not represent a cash outlay. Given the Company’s focus on cash preservation, AOLA expects future payments of interest to be made through the issuance of new shares of series B preferred stock, except for the final interest payment which must be paid in cash.

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

     The Banco Itaú co-branded service is substantially the same as the full-featured web-based service offerred by AOL Brazil in terms of technology and content, except that it offers a co-branded welcome screen for Banco Itaú customers, a Banco Itaú toolbar icon, a special version of the finance channel and links that directly connect Banco Itaú’s customers to its online financial services. Subscribers to the co-branded service have access to a full line of features as provided to general customers, including e-mail with multiple AOL screen names, instant messaging, Internet access, interaction with a worldwide online community and 24-hour customer service. AOLA also continues to offer its AOLA Brazil country service through Banco Itaú branches.

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

     During the second quarter of 2004, due to low productivity, AOLA reduced the number of promoters. As a result, Banco Itaú made payments amounting to approximately $1.0 million during the quarter ended June 30, 2004 as a result of the reduction in the number of promorters and the cancellation of the distribution of a certain number of CDs. AOLA has the right to redeploy or reinstate some of the kiosks in the branches in the future, in which case AOLA would forego such payments from Banco Itaú. Such payments from Banco Itaú in lieu of marketing activities it is obligated to undertake are accounted for as funds from financing activities and will reduce future marketing expense by lowering the amortization expense associated with the shares issued to Banco Itaú. Banco Itaú customers who register for the co-branded service are entitled to a one-month free trial period, the length of which may be changed in the future, and if they subscribe to the monthly unlimited-use plan, are entitled to a 20% discount off the standard price. Prior to the new agreement, Banco Itaú was required to offer its subscribers at least one hour of subsidized usage per month following the expiration of their trial period, although Banco Itaú was responsible to us only for actual usage by the subscriber.

     Under the terms of the original agreement with Banco Itaú, Banco Itaú and AOLA established subscriber targets for the co-branded service. Under the terms of the new agreement, Banco Itaú and AOLA eliminated the subscriber targets for the period ending April 30, 2003 and replaced the targets for the remaining three years with targets based on a combination of minimum revenue levels and the fulfillment of the marketing commitments described above. If the new targets are not met, Banco Itaú is required to make a reference payment to AOLA. The dates for measuring performance with the new targets were moved to March 24, 2004, 2005 and 2006, respectively. Although Banco Itaú did not meet the March 24, 2004 targets, it was not required to pay any penalties to AOLA, as these were offset by monies received in lieu of marketing activities. The aggregate amounts that Banco Itaú will be required to pay AOLA if the marketing or revenue targets are not met during 2005 and 2006, which are subject to annual caps on liability, are $15.0 million and $10.0 million, respectively. In addition, the aggregate amount that Banco Itaú would be obligated to pay AOLA in the event of a termination of the agreement prior to March 24, 2006 is approximately $70.0 million. This termination payment decreases significantly after March 24, 2006.

     Because of the potential payments related to specific performance targets in the first five years of the agreement, AOLA is expensing $164.8 million of the cost of the agreement, which is the original valuation of the penalties, less any amounts received from Banco Itaú in lieu of marketing activities it was obligated to undertake, on a straight-line basis over that period. AOLA is expensing the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement. The amortization of the unearned service related to the Banco Itaú strategic alliance amounted to approximately $9.3 million and $10.4 million for the quarters ended June 30, 2004 and 2003, respectively. Amortization expense related to the Banco Itaú marketing agreement for the six-month periods ended June 30, 2004 and 2003 was approximately $19.0 million and $20.8 million, respectively. This expense is included in the accompanying consolidated statements of operations as part of sales and marketing expenses. The amortization period was not changed as a result of the revisions made to the marketing agreement with Banco Itaú. Until July 2005, AOLA expects to incur approximately $9.3 million of expense each quarter related to the value of shares received by Banco Itaú under the strategic marketing agreement. For the five years following July 2005, the Company expects to incur approximately $2.2 million of quarterly expense related to this marketing agreement.

     NOTE 6 - CONTINGENCIES

     The City of Santo André, Brazil, recently initiated a tax claim against AOLA’s subsidiary, AOL Brasil Ltda. (“AOL Brazil”), alleging that AOL Brazil owes a local currency amount of approximately R$10.0 million, or approximately $3.3 million, related to the ISS (Imposto sobre serviço) tax corresponding to the period from December 1999 to February 2004. The notice is related to alleged unpaid ISS levied on AOL Brazil’s Internet service revenues (95%) and advertising and other revenues (5%). AOL Brazil has filed a motion with the Finance Department of the City of Santo André requesting the cancellation of such notice. The Company intends to contest this claim vigorously, including, if necessary, filing suit against the City of Santo André to nullify the tax notice.

     Current Brazilian tax legislation is inconsistent with regard to taxes applicable to Internet services. Presently, two taxes which are mutually exclusive (the ISS, and a second tax called the ICMS) are claimed by different taxing authorities. Although this issue is currently under review by various Brazilian courts, it is not expected to be resolved in the near future. The Company has accrued the higher of the two taxes, and is depositing this amount with the court pending determination of the appropriate taxing authority. By doing so, the Company expects to avoid any interest and penalties during the period pending resolution.

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

     The table below presents a reconciliation of the combined segment information to AOLA’s reported revenues and operating loss as included in the Consolidated Statements of Operations for the periods indicated (in thousands):

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues Breakdown:
Subscription
- Brazil	$3,972	$6,326	$8,802	$11,843
- Mexico	4,102	5,614	8,704	11,307
- Argentina	351	456	725	854
- Puerto Rico	3,540	3,438	7,188	6,755
- Corporate and other	17	30	33	63

	11,982	15,864	25,452	30,822
Advertising and other
- Brazil	360	768	498	1,437
- Mexico	113	556	178	854
- Argentina	166	79	244	180
- Puerto Rico	89	146	173	237
- Corporate and other	—	272	184	450

	728	1,821	1,277	3,158
Total
- Brazil	4,332	7,094	9,300	13,280
- Mexico	4,215	6,170	8,882	12,161
- Argentina	517	535	969	1,034
- Puerto Rico	3,629	3,584	7,361	6,992
- Corporate and other	17	302	217	513

	$12,710	$17,685	$26,729	$33,980

Income (loss) from operations
- Brazil	$(10,148)	$(14,440)	$(20,809)	$(30,693)
- Mexico	(808)	(3,257)	(775)	(6,515)
- Argentina	(4,435)	(449)	(4,848)	(812)
- Puerto Rico	1,118	353	2,281	704
- Corporate and other	(4,379)	(3,729)	(7,831)	(7,984)

	$(18,652)	$(21,522)	$(31,982)	$(45,300)

     The following table presents a reconciliation of reportable segment assets and long-lived assets to the consolidated financial statement totals as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30,	December 31,
	2004	2003
	(Unaudited)
Total assets
- Brazil	$10,069	$10,069
- Mexico	2,441	3,575
- Argentina	321	4,421
- Puerto Rico	371	569
- Corporate and other	28,688	37,105

	$41,890	$55,739

Long-lived assets
- Brazil	$1,684	$2,381
- Mexico	408	593
- Argentina	243	282
- Puerto Rico	170	232
- Corporate and other	697	1,283

	$3,202	$4,771

     During the second quarter of 2004, based on projections of its taxable revenue in Argentina, AOLA determined that it was not likely to recover its value-added tax (“VAT”) receivable from the Argentine government, which had a value of approximately $4.0 million at June 30, 2004. This receivable, which arose in the normal conduct of business, can only be recovered through local sales and collections from customers in Argentina. As a result, in the quarter ended June 30, 2004, the Company recorded a non-cash charge to establish an allowance to reduce the value of this VAT asset to zero. AOLA does not expect its interactive services in Argentina to form a material part of its operations in the foreseeable future. AOLA expects that its call center operations in Argentina will continue to be the primary focus of its activities in Argentina.

     The following table shows AOLA’s depreciation and amortization and capital spending on a segment basis for the periods indicated (in thousands):

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Depreciation and amortization
- Brazil	$276	$820	$630	$1,170
- Mexico	83	617	189	912
- Argentina	13	72	45	105
- Puerto Rico	39	54	84	106
- Corporate and other	225	367	576	606

	$636	$1,930	$1,524	$2,899

Capital spending
- Brazil	$31	$211	$72	$246
- Mexico	—	110	—	188
- Argentina	5	10	21	100
- Puerto Rico	6	14	6	158
- Corporate and other	—	3	4	—

	$42	$348	$103	$692

     NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

     The Company does not have any VIEs that required consolidation as a result of this statement. Adoption of this statement did not have an impact on the Company’s consolidated financial statements.

     PART II. OTHER INFORMATION

     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Recent Sales and Issuance of Unregistered Securities

     On June 30, 2004, AOLA issued 5,945,725 shares of series B redeemable convertible preferred stock (“series B preferred stock”) with a liquidation value of approximately $16.2 million to Time Warner in payment of $4.4 million of interest due on the senior convertible notes for the period from April 1, 2004 to June 30, 2004. Shares of series B preferred stock are convertible into shares of the Registrant’s class B common stock, $.01 par value per share (“class B common stock”), which can be converted into the Registrant’s class A common stock, $.01 par value per share (“class A common stock”), at any time on a one-for-one basis.

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

     Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a stockholder vote at the annual meeting of stockholders held on June 23, 2004:

     Proposal 1: Election of Members of the Board of Directors. In addition to the four directors elected at the annual meeting, the following directors’ terms in office continued after the annual meeting: Steven I. Bandel, Gustavo A. Cisneros, Ricardo Cisneros, David Gang, J. Michael Kelly, Jr., Cristina Pieretti, Joseph A. Ripp and Gerald Sokol, Jr.

Class A Common Shares	FOR	ABSTAIN
Donna L. Hrinak	94,794,253	264,230
William H. Luers	94,625,659	432,824
M. Brian Mulroney	94,717,488	340,995
Robert S. O’Hara, Jr.	94,656,259	402,224

Class B Preferred Stock (10 votes per share)	FOR	ABSTAIN
Donna L. Hrinak	1,181,232,720	0
William H. Luers	1,181,232,720	0
M. Brian Mulroney	1,181,232,720	0
Robert S. O’Hara, Jr.	1,181,232,720	0

Class C Preferred Stock (10 votes per share)	FOR	ABSTAIN
Donna L. Hrinak	795,187,020	0
William H. Luers	795,187,020	0
M. Brian Mulroney	795,187,020	0
Robert S. O’Hara, Jr.	795,187,020	0

     Proposal 2: To ratify our board of directors’ selection of Ernst & Young LLP as the Company’s independent auditor for 2004.

	For	Against	Abstain
Class A Common Shares	94,645,261	352,129	61,093
Series B preferred stock (10 votes per share)	1,181,232,720	0	0
Series C preferred stock (10 votes per share)	795,187,020	0	0

     Proposal 3: To amend our restated certificate of incorporation to:

A) Effect a 1 for 2 reverse stock split:

	For	Against	Abstain	Broker Non-Votes
Class A Common Shares	94,366,414	613,024	79,045	0
Series B preferred stock (10 votes per share)	1,181,232,720	0	0	0
Series C preferred stock (10 votes per share)	795,187,020	0	0	0

B) Effect a 1 for 3 reverse stock split:

	For	Against	Abstain	Broker Non-Votes
Class A Common Shares	94,280,823	711,905	65,755	0
Series B preferred stock (10 votes per share)	1,181,232,720	0	0	0
Series C preferred stock (10 votes per share)	795,187,020	0	0	0

C) Effect a 1 for 5 reverse stock split:

	For	Against	Abstain	Broker Non-Votes
Class A Common Shares	94,244,477	714,092	99,914	0
Series B preferred stock (10 votes per share)	1,181,232,720	0	0	0
Series C preferred stock (10 votes per share)	795,187,020	0	0	0

D) Effect a 1 for 7 reverse stock split:

	For	Against	Abstain	Broker Non-Votes
Class A Common Shares	94,156,093	812,026	90,364	0
Series B preferred stock (10 votes per share)	1,181,232,720	0	0	0
Series C preferred stock (10 votes per share)	795,187,020	0	0	0

E) Effect a 1 for 10 reverse stock split:

	For	Against	Abstain	Broker Non-Votes
Class A Common Shares	129,971,842	811,922	87,339	0
Series B preferred stock (10 votes per share)	1,181,232,720	0	0	0
Series C preferred stock (10 votes per share)	795,187,020	0	0	0

F) Effect a 1 for 15 reverse stock split:

	For	Against	Abstain	Broker Non-Votes
Class A Common Shares	129,971,289	814,686	85,146	0
Series B preferred stock (10 votes per share)	1,181,232,720	0	0	0
Series C preferred stock (10 votes per share)	795,187,020	0	0	0

     In addition to matters submitted at the annual meeting of stockholders, security holders took the following actions:

•	On April 13, 2004, the holders of a majority of the outstanding preferred stock of the Company voted by written consent to approve amendments to the Company’s restated certificate of incorporation to effect a 1 for 2, 1 for 3, 1 for 5, 1 for 7, 1 for 10 or a 1 for 15 reverse stock split.

•	On June 23, 2004, the holders of a majority of the outstanding series B preferred stock of the Company voted by written consent to approve the election of David Gang, J. Michael Kelly, Jr., Joseph A. Ripp and Gerald Sokol, Jr. as directors of the Company, and appointed Gerald Sokol, Jr. as a representative to the Special Committee of the Board of Directors of the Company.

•	On June 23, 2004, the holders of a majority of the outstanding series C preferred stock of the Company voted by written consent to approve the election of Steven I. Bandel, Gustavo A. Cisneros, Ricardo Cisneros and Cristina Pieretti as directors of the Company, and appointed Cristina Pieretti as a representative to the Special Committee of the Board of Directors of the Company.

     Item 6. Exhibits and Reports on Form 8-K.

     (a)Exhibits

Exhibit 3.1*	Fifth Restated Certificate of Incorporation of America Online Latin America, Inc., filed with the Secretary of State of the State of Delaware on May 19, 2004.

Exhibit 10.1 *+	Letter Agreement dated as of March 1, 2004 between AOL Brasil Ltda. and Telecomunicacoes de Sao Paulo S.A.—TELESP.

Exhibit 10.2 *+	Letter of Amendment to Agreement for Advertising Space Availability, dated as of August 25, 2003 between AOL Brasil Ltda. and Telecomunicacoes de Sao Paulo S.A.—TELESP.

Exhibit 10.3 *+	Agreement for Supplying Web Channel Service, dated as of August 25, 2003, entered into by Telefonica Empresas S.A. and AOL Brasil Ltda.

Exhibit 10.4 *	Agreement for Availability of Advertising Space between AOL Brasil Ltda. and Telecomunicacaoes de Sao Paulo S.A. (TELESP).

Exhibit 10.5 *	Agreement for Development of Telephonic Traffic between AOL Brasil Ltda. and Telecomunicacaoes de Sao Paulo S.A. (TELESP).

Exhibit 10.6 *	Agreement For Service Providing And Supplying Access Infrastructure To Internet Services — Dial Provider — Promotional Plan between AOL Brasil Ltda. and Telecomunicacaoes de Sao Paulo S.A. (TELESP).

Exhibit 31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission

(b)	Reports on Form 8-K

     On May 11, 2004, we furnished a Current Report on Form 8-K disclosing the issuance of a press release concerning our financial results for the quarter ended March 31, 2004.

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

AMERICA ONLINE LATIN AMERICA, INC.

DATE: August 16, 2004	/s/ Osvaldo Baños
Osvaldo Baños
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1*	Fifth Restated Certificate of Incorporation of America Online Latin America, Inc., filed with the Secretary of State of the State of Delaware on May 19, 2004.

Exhibit 10.1 *+	Letter Agreement dated as of March 1, 2004 between AOL Brasil Ltda. and Telecomunicacoes de Sao Paulo S.A.—TELESP.

Exhibit 10.2 *+	Letter of Amendment to Agreement for Advertising Space Availability, dated as of August 25, 2003 between AOL Brasil Ltda. and Telecomunicacoes de Sao Paulo S.A.—TELESP.

Exhibit 10.3 *+	Agreement for Supplying Web Channel Service, dated as of August 25, 2003, entered into by Telefonica Empresas S.A. and AOL Brasil Ltda.

Exhibit 10.4 *	Agreement for Availability of Advertising Space between AOL Brasil Ltda. and Telecomunicacaoes de Sao Paulo S.A. (TELESP).

Exhibit 10.5 *	Agreement for Development of Telephonic Traffic between AOL Brasil Ltda. and Telecomunicacaoes de Sao Paulo S.A. (TELESP).

Exhibit 10.6 *	Agreement For Service Providing And Supplying Access Infrastructure To Internet Services — Dial Provider — Promotional Plan between AOL Brasil Ltda. and Telecomunicacaoes de Sao Paulo S.A. (TELESP).

Exhibit 31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certifications by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.