Form 10-Q
period 2004-09-30
AMERICA ONLINE LATIN AMERICA INC
filed 2004-11-15
CIK 1100395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2004

Commission File Number: 000-31181

AMERICA ONLINE LATIN AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0963212 (I.R.S. Employer Identification No.)

6600 N. Andrews Avenue, Suite 400 Fort Lauderdale, FL (Address of principal executive offices)	33309 (zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

DESCRIPTION OF CLASS	SHARES OUTSTANDING AS OF NOVEMBER 11, 2004
Class A common stock — $0.01 par value,	135,258,089
Class B common stock — $0.01 par value,	None
Class C common stock — $0.01 par value,	None

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

•	Overview and recent developments. This section provides a general description of AOLA’s businesses, as well as recent developments that we believe are important in understanding our results of operations and future trends in our operations.

•	Results of operations. This section provides an analysis of AOLA’s results of operations for the three and nine months ended September 30, 2004 relative to the comparable periods in 2003. This analysis is presented on a consolidated basis, but also discusses relevant segment basis figures and results.

•	Financial condition and liquidity. This section provides an analysis of AOLA’s financial condition as of September 30, 2004 and cash flows for the three and nine months ended September 30, 2004 and 2003.

•	Critical accounting policies. This section provides a review of our accounting policies and estimates considered most important to our reported financial condition and results.

•	Forward-looking statements. This section discusses how certain forward-looking statements made by AOLA throughout MD&A and in the consolidated financial statements are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

     This MD&A may not be indicative of the results for the full year and should be read in conjunction with the sections of our audited financial statements and notes thereto as well as our MD&A that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

     Overview and Recent Developments

     America Online Latin America, Inc. (“we,” “us,” “AOLA” or the “Company”) is a provider of interactive services in Latin America. We derive our revenues principally from member subscriptions to our AOLA country services, the AOL-branded service in Puerto Rico and our web-based interactive services. We also generate additional revenues from advertising and other revenue sources. Other revenue sources include programming services provided to America Online, Inc. (“America Online”) for its Latino content area, revenue sharing agreements with certain local telecommunications providers, and call center support services that we provide to America Online’s German subsidiary.

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

     In the table below, we provide the date on which we first launched our country service in each market and our market service coverage as of September 30, 2004.

Commencement
Market	Date	Service Coverage
Brazil Mexico Puerto Rico	November 1999 July 2000 December 2000	Available in 491 cites Available in 58 cites Available island-wide

     Subscribers in Puerto Rico are provided with both English and Spanish language content through the AOL-branded service.

     We launched our web-based content and connectivity services in Brazil, Argentina and Puerto Rico in September 2003, October 2003 and February 2004, respectively. Our web-based services are priced at lower rates than our AOLA country services and are designed to be more competitively priced. Our web-based Internet connectivity service in Brazil is segmented to address four broad categories: AOL Total, which is similar to our full-featured AOLA country service; AOL Executive; AOL Youth; and AOL Lite.

     Unlike Brazil, in Puerto Rico we offer only one web-based product, “Conexis,” which provides basic Internet connectivity, one email address, and minimal content. A web-based service is available in Mexico, although it is not actively promoted. We do not expect this web-based service to become a significant part of our business in Mexico. We are primarily responsible for the technical support, development and billing for our web-based services.

     We believe our web-based services in Brazil will become our primary product there, although at present the majority of our members in Brazil use the AOLA country service. We no longer actively promote the AOLA country service in Brazil, although it is still available and a limited number of new members continue to select it. We no longer promote either the AOLA country service or the web-based service in Argentina, although they are still available. We do not expect our web-based product offering in Puerto Rico to become our primary product offering. We expect to experience migration of membership from our AOL Brazil country services and our AOL-branded service in Puerto Rico to our web-based services. As of September 30, 2004, approximately 20% of active subscribers to our narrowband web-based services have migrated from our AOLA country services in Brazil, Mexico and Argentina and the AOL-branded service in Puerto Rico.

     To date, growth of our web-based services has been slow and we do not expect any significant change in the near future. Approximately 19% of the membership totals as of September 30, 2004 were subscribers to our narrowband web-based interactive services. Results to date in Brazil indicate that membership turnover is slightly lower for our web-based offerings than for our AOLA country services, although we believe this slight improvement is not sufficient to enable us to achieve cash self-sufficiency with available cash.

     We launched our broadband service in Brazil, AOL MAXX, nationally in August 2003. Our broadband service is a full-featured product offering subscribers faster Internet access through DSL and cable and unique content designed for delivery through high-speed channels. Subscribers to our broadband services in Brazil can select either our AOLA country service or our web-based service. The pricing of our broadband service in Brazil varies depending upon our telecommunications partner. We also continue to test broadband products in Mexico, although at present we do not have plans to launch nationally. A decision on whether or not to launch our broadband service in Mexico will depend on our ability to reach agreement with a broadband partner on favorable economic terms. Approximately 7.2% of the membership totals as of September 30, 2004, were subscribers to our broadband interactive services in Brazil.

     In June 2000, we entered into a ten-year strategic agreement with Banco Itaú, one of the largest banks in Latin America. Banco Itaú is obligated to market and promote a co-branded version of our interactive services in Brazil as the principal means of accessing Banco Itaú’s interactive financial services. Banco Itaú customers who become subscribers to the full AOL country services and the AOL Total web-based services are entitled to a 20% discount off the standard price. Subscribers of all of the other prices plans are entitled to smaller discounts, except broadband subscribers who are not entitled to any discount.

     In January 2003, we entered into a five-year agreement with McDonald’s in Brazil to market our service via kiosks in McDonald’s restaurants in Brazil. We paid McDonald’s an initial fee of approximately $2.1 million and are required to pay an annual maintenance fee of up to approximately $1.3 million over the term of the agreement. The maintenance fee amount is based upon the number of restaurants containing operating kiosks, is denominated in Brazilian reals and is subject to adjustment based on the rate of inflation in Brazil. In addition, we also are required to pay McDonald’s a fee for each new member who becomes a paying member of our service in Brazil. We launched the project in a limited number of restaurants in October 2003, but the implementation of this agreement has been subject to a number of delays and still has not been fully implemented.

     In March 2004, we modified our agreement with McDonald’s under which, among other things, McDonald’s was required to establish functioning kiosks in 550 of its restaurants by August 31, 2004. On that date, we and McDonald’s concluded that only 375 restaurants were functioning. Therefore, McDonald’s paid us a penalty of approximately $0.8 million. For accounting purposes the amount was netted against our initial investment of $2.1 million and will reduce our amortization of the balance of our investment. The next measurement date will be March 31, 2005, at which point the required target is to establish functioning kiosks in 600 of its restaurants.

     Implementation under the terms of the modified agreement remains behind schedule, and we do not expect that McDonald’s will be able to fully implement the agreement or satisfy its other obligations under the agreement by March 31, 2005, as required. To date, the productivity rates have been low in restaurants where kiosks have been established. We no longer expect McDonald’s to become a significant member acquisition channel. If we determine that the McDonald’s marketing agreement were to be non-viable, it would result in a net impairment charge of approximately $0.7 million related to the initial fee we paid McDonald’s in 2003 which is currently being amortized over the life of the agreement. Although failure to successfully implement the McDonald’s agreement will negatively impact our future membership levels, the financial impact is not expected to be material in 2004. Depending upon the results at the next measurement date, management will assess all commercial and legal options. The outcome of these decisions may materially affect our financial results in 2005. Going forward, we expect our primary member acquisition channel in Brazil to be our marketing relationship with Banco Itaú.

     Commencing in the second quarter of 2002, we began to reduce our spending on acquisition marketing activities and we began to increase our reliance on co-branded and joint marketing arrangements, where a third-party partner is responsible for implementing a significant percentage of the marketing effort. Our principal marketing arrangements are our strategic marketing agreement with Banco Itaú and our McDonald’s marketing agreement, both in Brazil. In Mexico and Puerto Rico, we have continued our reliance on existing distribution channels, focusing primarily on targeted increases in the number of kiosks located at retail locations such as shopping malls and general merchandise stores. Our reliance on the marketing efforts of strategic partners has reduced the rate at which we use cash and has lowered our sales and marketing expenses, since costs incurred by our partners are not accounted for in our results. However, reliance on third-party arrangements has also increased the potential for unforeseen events and delays over which we have limited control, as has been the case with McDonald’s in Brazil. Failure to achieve our expected subscriber objectives pursuant to the Banco Itaú agreement would negatively impact our future membership levels.

     At September 30, 2004, our ending membership base was approximately 400,000 members, down from approximately 418,000 members at June 30, 2004. Membership in our Banco Itaú co-branded service was approximately 103,000 members at September 30, 2004, as compared with approximately 108,000 members at June 30, 2004, and accounted for approximately 26% of our total membership base. The decline in total membership during the third quarter of 2004 continued to be driven by low levels of new member registrations, which were insufficient to offset membership losses from attrition. During the third quarter of 2004, the banking system in Brazil experienced a general strike that lasted approximately 30 days. We believe that this event generated a small negative impact in our volume of new member registrations for the Banco Itaú co-branded services. Strong price competition from providers of free and paid Internet services in Brazil, as well as increased competition from broadband providers in Mexico, continue to negatively impact member acquisition and retention. Registration rates also continue to be negatively impacted by the lack of progress in the implementation of the McDonald’s marketing agreement and low productivity in restaurants where kiosks have been established. Although membership turnover rates during the first three quarters of 2004 improved modestly from the comparative prior-year periods, they have remained relatively constant during the first nine months of 2004. Management does not expect improvement in membership turnover rates during the remainder of 2004 and into 2005.

     We expect that our membership base will decrease by as much as 9,000 members in the fourth quarter of 2004, driven by the loss of paying members and strong price competition from providers of free and paid Internet service in Brazil and Mexico. Future membership levels will be significantly influenced by our ability to retain current members and improve productivity in existing membership acquisition channels and our success in identifying alternative member acquisition channels.

     Total membership counts include members of our AOLA country services, our web-based interactive services and broadband service, as well as members of the co-branded Banco Itaú services. Our membership totals also include members participating in free trial periods and retention programs. As of September 30, 2004, 90% of our members, including members still in their trial periods, had selected credit cards, direct debit and other non-cash payment options, which have a better rate of collection than cash-payment methods, as compared with approximately 81% at December 31, 2003. Approximately 11% of our total subscribers at September 30, 2004 were in free trial periods or member retention programs, compared with 14% at December 31, 2003.

     During the quarter ended September 30, 2004, we experienced a decrease in our subscription revenues as compared with the third quarter of 2003. This reduction was driven by declines in Brazil and Mexico, partially offset by a small increase in Puerto Rico. The losses in Brazil and Mexico were driven primarily by decreases in paying members. Future subscription revenue performance will be highly influenced by the extent of our success in reducing membership turnover and in attracting new members, our ability to improve productivity in existing member acquisition channels and our ability to identify alternative member acquisition channels. To date, our web-based services have not met our expectations for attracting and retaining members. We expect our subscription revenues to decrease in the future, driven by the continued decreases in paying members and by the expected change of the subscriber mix in favor of our lower-priced web-based services, rather than our higher-priced AOLA country services.

     Advertising and other revenue also decreased in the third quarter of 2004, as compared to the third quarter of 2003. We expect our advertising and other revenue to continue to decrease during the balance of 2004, as compared to 2003, as a result of our reduced membership base, our lack of success in attracting significant commitments from traditional media advertisers and the expiration of long-term contracts in 2003. Other revenues are also expected to decrease due to the replacement of our agreement to provide programming services to America Online for their Latino content area with an interim agreement containing different terms.

     We expect our revenues to decrease in the future. However, as a result of lower costs we also expect to further reduce our losses in 2004, as compared with 2003. Hosting expenses and telecommunication costs are expected to decrease, primarily as a result of negotiated reductions in network unit prices and capacity achieved in 2003, while sales and marketing expenses are decreasing as a result of lower average number of kiosks in operation and additional reductions in the distribution of CDs, which contain client software. However, on a sequential quarter basis, excluding one-time items, we expect our losses to increase modestly in the fourth quarter of 2004, as compared with each of the first three quarters of 2004, driven primarily by continued declines in revenues. In the upcoming quarters, management believes that further reductions in costs and expenses will not be sufficient to entirely offset reductions in revenue, and therefore net loss is expected to remain flat or increase modestly on a year-over-year basis. We do not expect to reach cash breakeven with current available funds. Available cash on hand at September 30, 2004 was $25.2 million, as compared with available cash on hand of $27.9 million at June 30, 2004 and of $32.9 million at December 31, 2003. Based upon our current operating budget, we expect that available cash on hand will be sufficient to fund operations into the third quarter of 2005.

     During the quarter ended September 30, 2004, our net loss applicable to common stockholders was $23.6 million, an improvement of $5.0 million as compared with the third quarter of 2003.

     Regulations relating to local telephone pricing in Brazil are currently scheduled to expire in January 2006. At such time, we believe rules governing interconnection fees between telecommunications providers may also be modified. If such rules were to be modified, we would expect our costs to increase because we would not receive payments we currently receive from telecommunications providers for routing our traffic over their lines. During the second quarter of 2004, Brazilian regulators issued for public commentary proposed rules that would accelerate the implementation of changes governing interconnection fees, but no actions have been taken as of this time. We cannot predict at this time whether or not these regulations will be enacted or, if enacted, what form of alternative rate pricing might be adopted, or what any potential effect on our business could be. These changes would also likely impact the competition for interactive services in Brazil, although we cannot predict what the impact may be.

     Results of Operations

     Consolidated Results of Operations

     Table 1 shows the consolidated results from operations for the three and nine month periods ended September 30, 2004 and 2003.

TABLE 1 — SELECTED OPERATING DATA
(In thousands, except share, per share amounts and percentages)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30,	September 30,		%	September 30,	September 30,		%
	2004	2003	Change	Change	2004	2003	Change	Change
Condensed Consolidated Operations
Revenues:
Subscriptions	$11,649	$14,778	$(3,129)	(21.2)%	$37,101	$45,600	$(8,499)	(18.6)%
Advertising and other	1,152	1,502	(350)	(23.3)	2,429	4,660	(2,231)	(47.9)

	12,801	16,280	(3,479)	(21.4)	39,530	50,260	(10,730)	(21.3)
Costs and expenses	27,803	35,618	(7,815)	(21.9)	86,383	114,898	(28,515)	(24.8)

Loss from operations	$(15,002)	$(19,338)	$4,336	(22.4)%	$(46,853)	$(64,638)	$17,785	(27.5)%

Net loss applicable to common stockholders	$(23,606)	$(28,595)	4,989	(17.4)%	$(71,543)	$(89,709)	18,166	(20.2)%

Loss per common share, basic and diluted	$(0.17)	$(0.21)	$0.04	(19.0)%	$(0.53)	$(0.68)	$0.15	(22.1)%

Weighted average number of common shares outstanding	135,257,088	135,135,917	121,171	0.1%	135,241,718	132,143,528	3,098,190	2.3%

Income / (loss) from operations by segment:
- Brazil	$(10,521)	$(14,596)	$4,075	(27.9)%	$(31,330)	$(45,289)	$13,959	(30.8)%
- Mexico	(1,048)	(1,650)	602	(36.5)	(1,823)	(8,165)	6,342	(77.7)
- Argentina	(234)	(486)	252	(51.9)	(5,082)	(1,298)	(3,784)	291.5
- Puerto Rico	992	827	165	19.9	3,274	1,531	1,743	113.8
- Corporate and other	(4,191)	(3,433)	(758)	22.1	(11,892)	(11,417)	(475)	4.2

	$(15,002)	$(19,338)	$4,336	(22.4)%	$(46,853)	$(64,638)	$17,785	(27.5)%

As a percentage of total loss from operations:
- Brazil	70.1%	75.5%			66.9%	70.1%
- Mexico	6.9%	8.5%			3.9	12.6
- Argentina	1.6%	2.5%			10.8	2.0
- Puerto Rico	(6.6)%	(4.3)%			(7.0)	(2.4)
- Corporate and other	28.0%	17.8%			25.4	17.7

	100.0%	100.0%			100.0%	100.0%

	AS OF
	September 30,	December 31,		%
	2004	2003	Change	Change
Cash and cash equivalents	$25,244	$32,901	$(7,657)	$(23.3)%
Total assets	$39,930	$55,739	$(15,809)	$(28)%
Stockholders equity (capital deficiency)	$(147,472)	$(132,959)	$(14,513)	$11%
Working Capital	$9,097	$17,008	$(7,911)	$(47)%
Income / (loss) from operations by segment:

     Revenues

     Total revenues. Our total revenues consist principally of subscription revenues, and also include revenues generated from advertising and other revenue sources.

TABLE 2 — REVENUES BY SEGMENT
(In thousands, except percentages)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30,	September 30,		%	September 30,	September 30,		%
	2004	2003	Change	Change	2004	2003	Change	Change
Revenues
Subscription	$11,649	$14,778	$(3,129)	(21.2)%	$37,101	$45,600	$(8,499)	(18.6)%
Advertising and other	1,152	1,502	(350)	(23.3)	2,429	4,660	(2,231)	(47.9)

	$12,801	$16,280	$(3,479)	(21.4)%	$39,530	$50,260	$(10,730)	(21.3)%

Distribution of revenues
Subscription	91.0%	90.8%			93.9%	90.7%
Advertising and other	9.0%	9.2%			6.1%	9.3%

	100.0%	100.0%			100.0%	100.0%

Revenues by operating segment
- Brazil	$4,415	$6,396	$(1,981)	(31.0)%	$13,715	$19,676	$(5,961)	(30.3)%
- Mexico	4,308	5,499	(1,191)	(21.7)	13,190	17,659	(4,469)	(25.3)
- Argentina	521	522	(1)	(0.1)	1,489	1,555	(66)	(4.2)
- Puerto Rico	3,537	3,603	(66)	(1.8)	10,898	10,595	303	2.9
- Corporate and other	20	260	(240)	(92.3)	238	775	(537)	(69.2)

	$12,801	$16,280	$(3,479)	(21.4)%	$39,530	$50,260	$(10,730)	(21.3)%

As a percentage of total revenues
- Brazil	34.5%	39.3%			34.7%	39.1%
- Mexico	33.7%	33.8%			33.4%	35.1%
- Argentina	4.1%	3.2%			3.8%	3.1%
- Puerto Rico	27.6%	22.1%			27.6%	21.1%
- Corporate and other	0.1%	1.6%			0.5%	1.6%

	100.0%	100.0%			100.0%	100.0%

SUBSCRIPTION REVENUES
By segment of business
- Brazil	$3,931	$5,833	$(1,902)	(32.6)%	$12,734	$17,676	$(4,942)	(28.0)%
- Mexico	3,898	5,070	(1,172)	(23.1)	12,602	16,376	(3,774)	(23.0)
- Argentina	329	430	(101)	(23.5)	1,053	1,284	(231)	(18.0)
- Puerto Rico	3,473	3,419	54	1.6	10,661	10,174	487	4.8
- Corporate and other	18	26	(8)	(30.8)	51	90	(39)	(43.3)

	$11,649	$14,778	$(3,129)	(21.2)%	$37,101	$45,600	$(8,499)	(18.6)%

As a percentage of subscription revenues
- Brazil	33.7%	39.5%			34.3%	38.8%
- Mexico	33.5%	34.3%			34.0%	35.9%
- Argentina	2.8%	2.9%			2.8%	2.8%
- Puerto Rico	29.8%	23.1%			28.7%	22.3%
- Corporate and other	0.2%	0.2%			0.2%	0.2%

	100.0%	100.0%			100.0%	100.0%

ADVERTISING AND OTHER REVENUES
By segment of business
- Brazil	$484	$563	$(79)	(14.0)%	$981	$2,000	$(1,019)	(50.9)%
- Mexico	410	429	(19)	(4.4)	588	1,283	(695)	(54.2)
- Argentina	192	92	100	108.7	436	271	165	60.9
- Puerto Rico	64	184	(120)	(65.2)	237	421	(184)	(43.7)
- Corporate and other	2	234	(232)	(99.2)	187	685	(498)	(72.7)

	$1,152	$1,502	$(350)	(23.3)%	$2,429	$4,660	$(2,231)	(47.9)%

As a percentage of total advertising and other revenues
- Brazil	42.0%	37.5%			40.4%	42.9%
- Mexico	35.6%	28.6%			24.2%	27.5%
- Argentina	16.6%	6.1%			17.9%	5.8%
- Puerto Rico	5.6%	12.3%			9.8%	9.0%
- Corporate and other	0.2%	15.5%			7.7%	14.8%

	100.0%	100.0%			100.0%	100.0%

     Subscription revenues. Table 2 presents our subscription revenues on a consolidated and segment basis for the three and nine months ended September 30, 2004 and 2003.

     We derive our subscription revenues from members paying fees to subscribe to our AOLA country services and to our web-based interactive services, and from revenues received from America Online related to subscribers to the AOL-branded service in Puerto Rico. Subscription revenues do not include amounts paid to us by Banco Itaú on behalf of its customers for subsidies that it chose or was required to make. Such receipts from Banco Itaú were netted against and recorded as a reduction of marketing expense and thus were not accounted for as subscription revenues. Amounts paid directly to us by subscribers that exceeded any usage subsidized by Banco Itaú were included in subscription revenues. Under the terms of the revised marketing agreement, Banco Itaú is no longer required to subsidize its customers who are subscribers to the co-branded service. Subsidies have not been received since the second quarter of 2004 and we do not expect to receive any subsidies from Banco Itaú for its customers in future periods. For subscribers that have elected to pay their subscription fees with credit cards, we begin to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers that pay through means other than credit cards, we begin to recognize subscription revenues when we receive payment.

     Subscription revenue for the quarter ended September 30, 2004 was $11.6 million, a decrease of 21.2%, or $3.1 million, from $14.8 million in the third quarter of 2003. The decline in subscription revenue versus the prior-year period was driven by the loss of paid members in all operating segments, except Puerto Rico. The loss of paying subscribers was primarily a result of increased competition, which resulted in members lost through attrition. New member registration rates were lower than necessary to replace membership attrition, and have been negatively impacted as well by the problems related to the launch of the McDonald’s initiative in Brazil and the lack of alternative member acquisition channels. For the third quarter of 2004, subscription revenue in Brazil decreased to $3.9 million, down $1.9 million, or 32.6%, from $5.8 million in the quarter ended September 30, 2003. Subscription revenue in Mexico decreased to $3.9 million in the third quarter of 2004, down $1.2 million, or 23.1%, from $5.1 million in the third quarter of 2003. Subscription revenue in Puerto Rico, however, was flat at approximately $3.5 million in the third quarter of 2004 as compared with $3.4 million in the third quarter of 2003.

     Exchange rate fluctuations decreased reported subscription revenue by approximately 2.3%, or by $0.3 million, for the quarter ended September 30, 2004, as compared with the third quarter of 2003. In constant currency terms, subscription revenue decreased by 18.8%, an amount less than the reported decrease of 21.2% during the three months ended September 30, 2004. Information on a constant currency basis excludes the effect of foreign currency translation on reported results and is provided to help explain variations in reported results and provide insight into the underlying operational performance of our business. On a segment basis, in constant currency terms, subscription revenue in the third quarter of 2004 decreased by 31.6% in Brazil and 17.7% in Mexico, as compared with the quarter ended September 30, 2003.

     Sequentially, reported subscription revenue declined by 2.8%, or approximately $0.3 million, from the $12.0 million recorded in the quarter ended June 30, 2004. All segments contributed to the sequential decrease as compared with the second quarter of 2004. The loss of paying members was the main factor resulting in the reduction of subscription revenue as compared with the second quarter of 2004.

     For the nine months ended September 30, 2004, subscription revenue was $37.1 million, a decrease of $8.5 million, or 18.6%, from $45.6 million recorded in the first nine months of 2003. The decline in subscription revenue during the first nine months of 2004 as compared with the prior-year period was driven by decreases in all segments except for Puerto Rico. For the first nine months of 2004, subscription revenue in Brazil and Mexico decreased by $4.9 million and $3.8 million, respectively. The decrease in subscription revenue during the first nine months of 2004 resulted primarily from the loss of paid members, driven by the competitive trends previously described. Currency fluctuation did not have a material impact on reported revenue during the first nine months of 2004.

     Future subscription revenue will be highly influenced by our ability or inability to retain current members and improve productivity in existing acquisition channels and our success or failure in identifying alternative member acquisition channels. Although membership turnover rates during the first three quarters of 2004 improved modestly from the comparative prior-year periods, they have remained relatively constant during the first nine months of 2004. Management does not expect improvement in membership turnover rates during the remainder of 2004 and into 2005. We expect our subscription revenues to continue to decrease, driven by the continued reduction in paid membership and the expected change of the subscriber mix in favor of our lower-priced web-based services, rather than our higher-priced AOLA country services.

     For the three and nine-month periods ending September 30, 2004, we did not have any material subscription revenues from related parties, other than revenues received from America Online for subscribers to the AOL-branded service in Puerto Rico. For the three and nine months ended September 30, 2004, we had subscription revenue from America Online related to members of the AOL-branded service in Puerto Rico of $3.6 million and $10.9 million, respectively. For the three and nine months ended September 30, 2003, our subscription revenue from America Online related to members of the AOL-branded service in Puerto Rico was $3.4 million and $10.2 million, respectively.

     At September 30, 2004 and December 31, 2003, we had deferred subscription revenues of approximately $4.3 million and $4.5 million, respectively. Deferred subscription revenues consist of fees for subscription services received or confirmed as collectible from credit card accounts and prepaid subscription plans in advance of our having earned those subscription revenues. We actively promote prepaid subscription plans in Mexico, and approximately 43% of the active members have selected these prepaid plans.

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

     For the quarter ended September 30, 2004, advertising and other revenue declined to $1.2 million, a decrease of $0.4 million, or 23.3%, from $1.5 million in the third quarter of 2003. The overall decrease was driven primarily by decreases in advertising sales. All of our segments, except for Argentina, reported declines in advertising and other revenue. The increase in our Argentina segment was primarily due to revenue received by us from America Online’s German subsidiary for German-language call center support services that we provided to them during the third quarter of 2004. Exchange rate fluctuations decreased reported advertising and other revenues by approximately 8.6%, or by $0.1 million, for the quarter ended September 30, 2004, as compared with the third quarter of 2003. In constant currency terms, advertising and other revenues decreased by 36.7%, an amount greater than the reported decrease of 23.3% during the three months ended September 30, 2004.

     Sequentially, advertising and other revenue in the quarter ended September 30, 2004, experienced a small increase of $0.4 million, or 58.2%, from the second quarter of 2004, driven by increased advertising by Banco Itaú, revenues received from America Online related to an interim agreement to provide programming services for their Latino content area, and revenues received from America Online’s German subsidiary for call center services. We expect advertising and other revenue to decrease from current levels during the fourth quarter of 2004, as compared with 2003, despite an improved online advertising environment in Latin America. The decline will be driven by our reduced membership base, our lack of success in attracting significant commitments from traditional media advertisers. Other revenues are also expected to decrease due to the expiration of our agreement to provide programming services to America Online for its Latino content area, although we are currently negotiating a new agreement with America Online. The new agreement is expected to bring lower revenues than the previous one for a comparable period. There can be no assurance that we will be able to reach agreement with America Online regarding our potential provision of these services.

     For the nine months ended September 30, 2004, advertising and other revenue was $2.4 million, down $2.2 million, or 47.9%, from $4.7 million in the first nine months of 2003. The decrease occurred across all segments, except for Argentina, which experienced a small increase as a result of the provision of call center services to America Online’s German subsidiary. Exchange rate fluctuations decreased reported advertising and other revenues by approximately 3.0%, or by $0.1 million, for the nine months ended September 30, 2004, as compared with the same period of 2003. In constant currency terms, advertising and other revenues decreased by 53.7%, an amount greater than the reported decrease of 51.2% during the nine months ended September 30, 2004.

     During the three and nine months ended September 30, 2004, we had advertising and other revenues from related parties of approximately $0.4 million and $0.7 million, respectively. This compares with $0.4 million and $1.4 million for the three and nine months ended September 30, 2003, respectively. Advertising and other revenue from related parties consists primarily of revenues received from America Online for programming services we provide to them for their Latino content area, representation fees we receive from America Online for selling advertising on their interactive services, call center support services provided to America Online’s German subsidiary and advertising by Banco Itaú on our AOLA country and web-based services in Brazil.

     As of September 30, 2004 and December 31, 2003, we had deferred advertising and other revenues of approximately $0.3 million and $0.3 million, respectively. Deferred advertising and other revenues consist of payments received in advance of our delivery of the related services and are recognized as income as the services are delivered.

     Costs and Expenses

     Total Costs and Expenses. Table 3 below shows our total costs and expenses on a consolidated and segment basis for the three and nine months ended September 30, 2004 and 2003. Our total costs and expenses consist of cost of revenues, sales and marketing, and general and administrative expenses.

TABLE 3 — COSTS AND EXPENSES
(In thousands, except percentages)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30,	September 30,		%	September 30,	September 30,		%
	2004	2003	Change	Change	2004	2003	Change	Change
Costs and expenses:
Cost of revenues	$8,119	$12,882	$(4,763)	(37.0)%	$26,120	$44,405	$(18,285)	(41.2)%
Sales and marketing	13,420	16,450	(3,030)	(18.4)	37,945	50,401	(12,456)	(24.7)
General and administrative	6,264	6,286	(22)	(0.4)	18,309	20,092	(1,783)	(8.9)
Impairment of Argentina VAT receivable	—	—	—		4,009	—	4,009	100.0

Total costs and expenses	$27,803	$35,618	$(7,815)	(21.9)%	$86,383	$114,898	$(28,515)	(24.8)%

As a percentage of total costs and expenses:
Cost of revenues	29.2%	36.2%			30.2%	38.6%
Sales and marketing	48.3%	46.2%			43.9%	43.9%
General and administrative	22.5%	17.6%			21.3%	17.5%
Impairment of Argentina VAT receivable	0.0%	0.0%			4.6%	0.0%

Total costs and expenses	100.0%	100.0%			100.0%	100.0%

Costs and expenses by operating segment:
- Brazil	$14,937	$20,992	$(6,055)	(28.8)%	$45,045	$64,965	$(19,920)	(30.7)%
- Mexico	5,356	7,148	(1,792)	(25.1)	15,013	25,824	(10,811)	(41.9)
- Argentina	754	1,007	(253)	(25.1)	6,572	2,853	3,719	130.4
- Puerto Rico	2,545	2,775	(230)	(8.3)	7,625	9,064	(1,439)	(15.8)
- Corporate and other	4,211	3,696	515	13.9	12,128	12,192	(64)	(0.5)

	$27,803	$35,618	$(7,815)	(21.9)%	$86,383	$114,898	$(28,515)	(24.8)%

As a percentage of total costs and expenses:
- Brazil	53.7%	58.9%			52.1%	56.5%
- Mexico	19.3%	20.1%			17.4%	22.5%
- Argentina	2.7%	2.8%			7.6%	2.5%
- Puerto Rico	9.2%	7.8%			8.8%	7.9%
- Corporate and other	15.1%	10.4%			14.1%	10.6%

	100.0%	100.0%			100.0%	100.0%

Depreciation and amortization:
- Brazil	$262	$259	$3	1.2%	$892	$1,330	$(438)	(32.9)%
- Mexico	80	129	(49)	(38.0)	253	1,041	(788)	(75.7)
- Argentina	28	40	(12)	(30.0)	73	145	(72)	(49.7)
- Puerto Rico	35	53	(18)	(34.0)	119	158	(39)	(24.7)
- Corporate and other	163	350	(187)	(53.4)	755	1,056	(301)	(28.5)

	$568	$831	$(263)	(31.7)%	$2,092	$3,730	$(1,638)	(43.9)%

     Cost of Revenues. Our cost of revenues includes:

•	network-related costs consisting primarily of fees paid to third parties to carry our data over their telecommunications networks;

•	personnel and related costs for customer support and in-house product and content development;

•	fees we pay to America Online for use of their servers that run our interactive services (i.e., hosting services);

•	fees we pay to America Online for technical support and current period product development and maintenance expense;

•	amortization of capitalized product development costs;

•	fees paid to third-party content providers; and

•	collection costs and certain miscellaneous taxes.

     Certain payments received from providers of local network access, who have entered into agreements compensating us for routing our traffic on their networks, are treated as credits and reduce our cost of revenues.

     For the quarter ended September 30, 2004, our cost of revenues was $8.1 million and comprised 29.2% of our total costs and expenses. Compared to the prior-year quarter ended September 30, 2003, cost of revenues decreased by $4.8 million, or 37.0%, from $12.9 million and 36.2% of total costs and expenses. During the quarter ended September 30, 2004, the decrease in cost of revenues was driven primarily by reductions in network and hosting expense ($3.0 million), member services ($1.1 million) and content ($0.7 million). The improvements in network costs reflect the significant reduction in the number of modems that was undertaken to size our network to reduced membership levels and other cost reductions negotiated with local telecommunications providers in 2003. The reduction in hosting expense was driven by a lower cost per hour charged by America Online, as well as reduced aggregate hourly usage by our members. America Online agreed to reduce the hosting fees charged to us in August 2004, with retroactive effect to the beginning of 2004. The resulting credits from prior quarters, of approximately $0.7 million, were netted against our hosting expenses for the third quarter. We expect hosting expense over the next two quarters to decrease versus prior year periods but to increase versus the third quarter of 2004. The reduction in member services expense is a result of lower membership levels and actions taken to reduce costs such as outsourcing of call center employees in Brazil and the consolidation of Spanish–language call service centers in Argentina. Exchange rate fluctuations increased reported cost of revenues by approximately 6.3%, or by $0.8 million, for the quarter ended September 30, 2004, as compared with the third quarter of 2003. In constant currency terms, cost of revenues decreased by 43.3%, an amount greater than the reported decrease of 37.0% during the three months ended September 30, 2004.

     Sequentially, costs of revenues declined by $0.6 million, or by 6.4%, from $8.7 million in the quarter ended June 30, 2004, primarily as a result of lower hosting expenses as explained above.

     For the nine months ended September 30, 2004, our cost of revenues was $26.1 million and comprised 30.2% of our total costs and expenses. Compared to the nine-month period ended September 30, 2003, cost of revenues decreased by approximately $18.3 million, or 41.2%, from $44.4 million and 38.6% of total costs and expenses. During the first nine months of 2004, the decrease in cost of revenues reflected the underlying trends affecting the quarter ended September 30, 2004, namely reductions in network and telecommunications expense, hosting and member services expenses. Exchange rate fluctuations increased reported cost of revenues by approximately 13.1%, or by $3.4 million, for the nine month period ended September 30, 2004, as compared with the same period of 2003. In constant currency terms, cost of revenues decreased by 49.1%, an amount less than the reported decrease of 41.4% during the nine month period ended September 30, 2004.

     Management believes that the cost savings from negotiated reductions in network costs, lower hosting expenses charged by America Online, consolidation of Spanish-language member services in Argentina and outsourcing of call center operations in Brazil, have contributed to reduced costs of revenue during the first three quarters of 2004. We believe that cost of revenues will remain stable at current levels through the end of 2004 and into 2005. Management does not expect further opportunities to reduce cost of revenues in the near future. As of September 30, 2004, our network provided coverage to 549 cities in Brazil and Mexico. Service in Puerto Rico is available island-wide. In the near term, we expect to maintain the number of cities in our network at or near current levels.

     Cost of revenues paid to related parties primarily consists of payments made or due to America Online and its affiliates for the costs of hosting, maintenance, product development and other technical support services for our country operations pursuant to our online services agreement with America Online. For the three and nine months ended September 30, 2004, cost of revenues incurred with related parties amounted to $1.3 million and $5.7 million, respectively. For the three and nine months ended September 30, 2003, cost of revenues incurred with related parties amounted to $2.5 million and $8.9 million, respectively.

     Sales and Marketing. Sales and marketing expenses consist of costs to acquire and retain our members, operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs such as the costs to staff and operate kiosks established at retail locations, the payment of bounties to partners who bring qualified registrations to our AOLA country services and our web-based services through their distribution channels and the distribution of our software on CDs to potential customers as well as the costs of brand advertising on television and in newspapers, magazines and other media. Also included in sales and marketing expense is amortization of the value of the shares of our class A common stock issued to Banco Itaú in consideration for its entering into the strategic marketing agreement with us (see “Item 1 – Business — Strategic Alliance with Banco Itaú” in our Annual Report on Form 10-K for the period ended December 31, 2003, as well as Note 5 to our unaudited consolidated financial statements included herein). Through July 2005, we expect to incur approximately $9.3 million of expense each quarter related to the value of shares received by Banco Itaú under our strategic marketing agreement. For the five years following July 2005, we expect to incur approximately $2.2 million of quarterly expense related to this marketing agreement.

     For the quarter ended September 30, 2004, sales and marketing expenses were $13.4 million, a decrease of $3.0 million, or 18.4%, from $16.5 million in the third quarter of 2003. Sales and marketing expenses in the third quarter of 2004 accounted for 48.3% of total costs and expenses, compared with 46.2% in the prior year period. The decrease in sales and marketing expenses in the third quarter of 2004, as compared with the third quarter of 2003, was driven primarily by lower spending in both direct acquisition marketing ($0.8 million) and brand marketing ($1.0 million), as well as reduced amortization of the strategic marketing agreement with Banco Itaú ($1.2 million) as a result of the payments received in lieu of marketing activities they were obligated to undertake. The decrease in direct acquisition marketing costs was due mainly to efforts to reduce unproductive marketing activities which resulted in a reduction in the number of kiosks promoting our interactive services. We expect our sales and marketing expenses to decrease modestly during the remainder of 2004 and early 2005 as compared with 2003. Exchange rate fluctuations increased reported sales and marketing expenses by approximately 2.6%, or by $0.4 million, for the quarter ended September 30, 2004, as compared with the third quarter of 2003. In constant currency terms, sales and marketing expenses decreased by 21.0%, an amount greater than the reported decrease of 18.4% during the three months ended September 30, 2004.

     We monitor the productivity of our kiosks located at Banco Itaú branches and have elected not to operate those with expected levels of registrations which are not economically beneficial. This has resulted in the closure of a substantial majority of the kiosks which Banco Itaú is obligated to operate under the revised strategic marketing agreement. In addition, we have also cancelled certain CD distributions Banco Itaú is obligated to make. As per the terms of the revised marketing agreement, we received from Banco Itaú a payment of approximately $1.1 million during the third quarter of 2004 in exchange for advertising on our service and in lieu of these marketing activities they were obligated to undertake. This payment represented the current quarter’s payment and a partial prepayment for the fourth quarter. We expect these payments to continue in the future but the amounts to gradually decrease over time as per the terms of the revised marketing agreement. We expect to receive such a payment in the amount of approximately $0.5 million in the fourth quarter of 2004. Such payments from Banco Itaú are reflected as funds received from financing activities in our statement of cash flows and reduce future marketing expense associated with the amortization of shares given to Banco Itaú under our strategic marketing agreement. We have the right to choose to redeploy or reinstate some of the branches in the future, in which case we would forego such payments from Banco Itaú.

     Sequentially, sales and marketing expenses increased by approximately $1.0 million (8.3%) from $12.4 million in the quarter ended June 30, 2004. This increase was primarily due to an increase in brand marketing related to the launch of version 9.0 of our AOLA country service software in Mexico, as well an increase in the number of points of sale.

     For the nine months ended September 30, 2004, sales and marketing expenses were $37.9 million, a decrease of $12.5 million, or 24.7%, from $50.4 million for the nine months ended September 30, 2003. The decrease in sales and marketing expenses in the first nine months of 2004 was driven primarily by lower spending in both direct acquisition marketing ($6.5 million) and brand marketing ($3.0 million), as well as reduced amortization of the strategic marketing agreement with Banco Itaú ($3.0 million) as a result of the payments received in lieu of marketing activities they were obligated to undertake. As discussed above, the decrease in direct acquisition marketing costs was due mainly to efforts to reduce unproductive marketing activities which resulted in a reduction in the number of kiosks promoting our interactive services. Brand marketing expense reduction during the first three quarters of 2004 was driven primarily by lower media investment. Exchange rate fluctuations increased reported sales and marketing expenses by approximately 2.3%, or by $0.9 million, for the nine month period ended September 30, 2004, as compared with same period of 2003. In constant currency terms, sales and marketing expenses decreased by 26.4%, an amount greater than the reported decrease of 24.7% during the nine month period ended September 30, 2004.

     For the three and nine month periods ended September 30, 2004 and 2003, sales and marketing expenses paid to related parties were not material. For nine months ended September 30, 2004, amounts received from Banco Itaú for subsidies it pays on behalf of its members were approximately $5,000 compared to $0.9 million for the nine months ended September 30, 2003. Subsidies paid by Banco Itaú on behalf of its members largely ceased during the third quarter of 2003 as a result of the revised marketing agreement with Banco Itaú. Amortization expense related to the Banco Itaú marketing agreement was approximately $9.3 million and $10.5 million during the quarters ended September 30, 2004 and 2003, respectively. Amortization expense related to the Banco Itaú marketing agreement for the nine-month periods ended September 30, 2004 and 2003 was approximately $28.2 million and $31.2 million, respectively.

     We expect to continue to focus our member acquisition efforts on existing marketing arrangements with third parties, emphasizing kiosks located in high traffic areas, including bank branches and retail outlets. However, reliance on third-party arrangements has also increased the potential for unforeseen events and delays over which we have limited control, as has been the case with McDonald’s in Brazil and the banking system strike in Brazil.

     General and Administrative. General and administrative expenses consist primarily of personnel-related expenses, office lease payments, legal, tax and travel-related expenses, among others.

     For the three months ended September 30, 2004, our general and administrative costs remained flat at $6.3 million as compared to the third quarter of 2003. Higher legal fees and expenses of financial advisors participating in the process of exploring potential strategic alternatives were offset by reductions due to decreases in staffing levels. Exchange rate fluctuations decreased reported general and administrative expenses by approximately 1.9%, or by $0.1 million, for the quarter ended September 30, 2004, as compared with the third quarter of 2003. In constant currency terms, general and administrative expenses remained flat when compared to the same quarter of 2003. On a sequential basis, our general and administrative costs were essentially flat as compared with the second quarter of 2004.

     For the nine months ended September 30, 2004, general and administrative expenses were $18.3 million, a decrease of $1.8 million, or 8.9%, from $20.1 million for the nine months ended September 30, 2003. The decrease in general and administrative expenses in the first nine months of 2004 was primarily driven by lower staffing levels. Exchange rate fluctuations increased reported general and administrative expenses by approximately 0.9%, or by $0.2 million, for the nine months ended September 30, 2004, as compared with the same period of 2003. In constant currency terms, general and administrative expenses increased by 7.39%, an amount less than the reported decrease of 8.9% during the nine months ended September 30, 2004.

     We expect our general and administrative expenses to continue at or near current levels during the balance of 2004 and early 2005. For the quarter and nine months ended September 30, 2004, expenses incurred in general and administrative support services provided by America Online and other related parties were not material. For the quarter and nine months ended September 30, 2004, we incurred fees of approximately $0.1 million and $0.2 million, respectively, for support services provided by America Online.

     Argentina Value-Added Tax Allowance. We no longer promote our interactive services in Argentina and do not expect future growth for this business. During the second quarter of 2004, based on projections of our taxable revenue in Argentina, we determined that it was not likely that we would be able to recover our value-added tax (“VAT”) receivable from the Argentine government with a value of approximately $4.0 million at June 30, 2004. This receivable, which arose in the normal conduct of our business, can only be recovered as we make sales in Argentina and make collections from these sales. As a result, in the quarter ended June 30, 2004, we recorded a non-cash charge to establish a full valuation allowance for this asset.

     Interest Expense. Interest expense consists almost entirely of interest on our senior convertible notes outstanding. During the quarter ended September 30, 2004, interest expense was $4.4 million, down $0.1 million as compared with $4.5 million in the prior-year third quarter. We expect quarterly interest expense to remain at current levels since our average balance of senior convertible notes outstanding is expected to remain constant. For the nine months ended September 30, 2004, interest expense was $12.9 million, compared with $13.3 million in 2003. Interest expense in the first quarter of 2004 benefited from a one time correction of historical interest paid.

     Interest on our senior convertible notes for the third quarter of 2004 was paid through the issuance of 10,304,678 shares of our series B preferred stock to Time Warner. Under the terms of the senior convertible notes, we may choose to make payment of interest through the issuance of shares of our series B preferred stock, with the exception of the last payment, which must be paid in cash (approximately $3.2 million). To the extent we make payment through the issuance of shares, interest expense does not represent a cash outlay. Given our focus on cash preservation, we expect future payments of interest to be undertaken through the issuance of additional shares, except as noted. Consequently, interest expense should not have a cash impact on our financial condition, except for the final interest payment which must be paid in cash. However, depending on market conditions at the time, a decision by us to pay the interest on the senior convertible notes through the issuance of additional shares of stock could result in significant additional dilution to our existing shareholders.

     Other Income (Expense), net. Other income (expense), net consists primarily of foreign currency gains and losses and realized gains and losses on investments. For the quarter ended September 30 2004, other income, net was approximately $0.1 million, as compared with other expenses, net of $0.3 in the quarter ended September 30, 2003. For the nine-month periods ended September 30, 2004 and 2003, other income (expense), net was approximately $0.3 million and $(0.4), respectively.

     Income Taxes. For the three months ended September 30, 2004 and 2003, we had, respectively, an income tax expense of $29,000 and a benefit of $3,000. For the nine months ended September 30, 2004, we had income tax expense of $88,000, as compared with income tax benefit of $1,000 in the comparable prior-year period. We expect similar levels of income tax expense in the future.

     Loss from Operations. For the quarter ended September 30, 2004, our loss from operations was approximately $15.0 million, an improvement of $4.3 million, or 22.4%, from a loss of $19.3 million recorded in the third quarter of 2003. The improvement was driven primarily by reductions in costs and expenses. On a sequential quarter basis, our loss from operations decreased by $3.6 million, down 19.6% from $18.7 million in the second quarter of 2004. The improvement is primarily due to the establishment of the $4.0 million valuation allowance against our Argentina VAT receivable in the second quarter of 2004.

     For the nine months ended September 30, 2004, our loss from operations was $46.9 million, an improvement of $17.8 million, or 27.5%, from $64.6 million in the comparable prior-year period. The improvement was driven by decreases in our costs and expenses of $32.5 million, partially offset by the reduction in revenues of $10.7 million and the establishment of the $4.0 million valuation allowance against our Argentina VAT receivable.

     Net loss applicable to common stockholders and loss per common share. Our net loss applicable to common stockholders, after interest expense, other expenses and dividends to preferred stockholders, was $23.6 million in the third quarter of 2004, an improvement of approximately $5.0 million, or 17.4%, as compared with a loss of $28.6 million recorded in the third quarter of 2003. Our loss per share, both basic and diluted, was $0.17 per share for the quarter ended September 30, 2004, and compared with losses per share, basic and diluted, of $0.21 in the prior-year quarter. The improvement was driven primarily by reductions in costs and expenses, which more than offset the impact of lower revenues as compared with the prior-year period.

     Net loss applicable to common stockholders includes interest expense and dividends on our preferred shares outstanding. For the quarter ended September 30, 2004, interest expense was approximately $4.4 million, as compared to $4.5 million in the prior-year quarter ended September 30, 2003. We expect interest expense to remain at the rate of $17.6 million per year at least through March 2007, when our senior convertible notes mature. Dividends on preferred stock were approximately $4.3 million, as compared to $4.4 million for the same quarter of the previous year.

     On a sequential quarter basis, our net loss applicable to common stockholders decreased by $3.3 million, or 12.2%, from $26.9 million in the second quarter of 2004. Our loss per share of $0.17 per share in the quarter ended September 30, 2004, both basic and diluted, decreased from $0.20 per share, basic and diluted, as a result of the factors discussed above.

     For the nine months ended September 2004, our net loss applicable to common stockholders was $71.5 million, an improvement of $18.2 million, or 20.2%, as compared with a loss of $89.7 million in the first nine months of 2003. Our loss per share, during the first nine months of 2004, both basic and diluted, was $0.53 per share, as compared with a loss per share, both basic and diluted, of $0.68 for the prior-year period.

     Financial Condition and Liquidity

     Current Financial Condition. Table 4 below highlights our consolidated financial condition at September 30, 2004 and at December 31, 2003.

TABLE 4 — FINANCIAL CONDITION (As of Balances)
(In thousands, except percentages)

	AS OF
	September 30,	December 31,		%
	2004	2003	Change	Change
Cash and cash equivalents	$25,244	$32,901	$(7,657)	(23.3)%

Current assets	$35,340	$44,207	$(8,867)	(20.1)%

Total assets	$39,930	$55,739	$(15,809)	(28.4)%

Working capital	$9,097	$17,008	$(7,911)	(46.5)%

Current liabilities	$26,243	$27,199	$(956)	(3.5)%

Long-term debt	$160,000	$160,000	$—	—%

Stockholders’ equity (capital deficiency)	$(147,472)	$(132,959)	$(14,513)	10.9%

Total assets breakdown by segment:
- Brazil	$11,455	$10,069	$1,386	13.8%
- Mexico	1,889	3,575	(1,686)	(47.2)
- Argentina	517	4,421	(3,904)	(88.3)
- Puerto Rico	277	569	(292)	(51.3)
- Corporate and other	25,792	37,105	(11,313)	(30.5)

	$39,930	$55,739	$(15,809)	(28.4)%

Long-lived assets:
- Brazil	$1,568	$2,381	$(813)	(34.2)%
- Mexico	336	593	(257)	(43.3)
- Argentina	206	282	(76)	(27.0)
- Puerto Rico	140	232	(92)	(40.0)
- Corporate and other	531	1,283	(752)	(58.6)

	$2,781	$4,771	$(1,990)	(41.7)%

     At September 30, 2004, we had $25.2 million of cash and cash equivalents, long-term debt of $160.0 million and a capital deficiency of $147.5 million. This represented a reduction in our cash and cash equivalents position of $7.7 million as compared to December 31, 2003, and a reduction of $2.6 million as compared with our cash balance on June 30, 2004. For the nine-month period ended September 30, 2004, the decline in our cash and cash equivalents position resulted primarily from the financing of our loss from operations. Our cash position benefited from one-time items, such as partial pre-payment by Banco Itaú in lieu of marketing activities, the collection of old accounts receivable, and an increase in our payables to affiliates. In addition, our cash position also benefited from our receipt of a penalty from McDonald’s for their failure to meet August 2004 targets under our modified marketing agreement. Additionally, as of September 30, 2004, approximately $1.1 million of our cash on hand served to partially collateralize our obligations under executive retention agreements and is not, and will not be available for general corporate use. In total, we may be obligated to make payments amounting up to $1.6 million under these obligations.

     We expect our rate of cash utilization to increase in the fourth quarter of 2004, driven by a modest increase in our losses and a reversal of certain working capital items. Our long-term debt position did not change, and is comprised entirely of our senior convertible notes.

     Our capital deficiency increased by $14.5 million as compared with our position at December 31, 2003. The increase in our capital deficiency reflects our consolidated loss for the nine months ended September 30, 2004 of $59.5 million and the impact on the foreign currency translation adjustment from the appreciation of local currencies since December 31, 2003. These impacts were partially offset by the continued amortization of the Banco Itaú unearned services account during the first nine months of 2004, payments received from Banco Itaú in lieu of marketing activities it was obligated to undertake amounting to $3.5 million and the payment of interest on our senior convertible notes through the issuance of additional stock.

     Our current assets at September 30, 2004 amounted to $35.3 million, a decrease of $8.9 million, or 20.1%, as compared to $44.2 million at December 31, 2003. The decrease in current assets was driven primarily by the decrease in cash and cash equivalents, and by the establishment of the valuation allowance against our Argentine VAT receivable asset during the second quarter of 2004. Current liabilities decreased $1.0 million, or 3.5%, to $26.2 million at September 30, 2004, from $27.2 million at December 31, 2003 driven by reductions in other accrued expenses and liabilities, and trade accounts payable. The reduction in other accrued expenses and liabilities resulted mainly from our reduced spending on marketing activities and operating costs, and the payment of certain historical penalties related to the downsizing of our network.

     Based on our current operating budget, we now expect that available cash on hand will be sufficient to fund operations into the third quarter of 2005. Our expectations underlying our current operating budget and the duration of funding sufficiency are based upon certain estimates that we believe are commercially reasonable in relation to our historical experience. These estimates include paying membership levels and turnover, pricing of our services and ability to maintain costs at expected levels. These estimates are subject to a number of risks and uncertainties more particularly described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003, and there can be no assurance that they will turn out to be accurate. We do not expect to reach cash flow breakeven with available cash on hand.

     As of September 30, 2004, approximately $1.1 million of our cash on hand served to partially collateralize our obligations under executive-retention agreements and is not, and will not be, available for general corporate use. In total, the Company may be obligated to make payments amounting up to $1.6 million under these obligations.

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

     Cash Flows and Liquidity. Table 5 illustrates our consolidated cash flows and capital spending by segment for the three and nine month periods ended September 30, 2004 and 2003:

TABLE 5 — CASH FLOWS & CAPITAL SPENDING
(Dollars in thousands, except percentages)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30,	September 30,		%	September 30,	September 30,		%
	2004	2003	Change	Change	2004	2003	Change	Change
Condensed Cash Flow Statement:
Cash and cash equivalents, beginning of period	$27,865	$45,924	$(18,059)	(39.3)%	$32,901	$75,501	$(42,600)	(56.4)%

Cash flow (used in) provided by :
Operating activities	(4,212)	$(9,459)	$5,247	(55.5)	(11,333)	$(38,649)	$27,316	(70.7)
Investing activities	(12)	(349)	337	(96.6)	(115)	(1,041)	926	(89.0)
Financing activities	1,072	2,670	(1,598)	(59.8)	3,550	2,670	880	33.0
Effect of exchange rate changes on cash and cash equivalents	531	377	154	40.8	241	682	(441)	(64.7)

Net decrease in cash and cash equivalents	(2,621)	(6,761)	4,140	(61.2)	(7,657)	(36,338)	28,681	(78.9)

Cash and cash equivalents, end of period	$25,244	$39,163	$(13,919)	(35.5)%	$25,244	$39,163	$(13,919)	(35.5)%

Capital spending by segment:
- Brazil	$—	$279	$(279)	(100.0)%	$72	$525	$(453)	(86.4)%
- Mexico	5	70	(65)	(92.8)	5	259	(254)	(98.1)
- Argentina	3	—	3	100.0	24	100	(76)	(76.0)
- Puerto Rico	4	—	4	100.0	10	157	(147)	(93.7)
- Corporate and other	—	—	—	—	4	—	4	100.0

	$12	$349	$(337)	(96.6)%	$115	$1,041	$(926)	(89.0)%

     Operating Activities

     Cash used by operations in the quarter ended September 30, 2004 narrowed to $4.2 million, as compared to $9.5 million in the third quarter of 2003. This improvement in cash flow required by operations was driven primarily by a reduction in net loss from operations and improved working capital performance. This positive variance is also partially explained by a penalty payment of approximately $0.8 million from McDonald’s for its failure to comply with the terms of the agreement. The McDonald’s penalty payment was applied against our initial investment of $2.1 million. We expect a modest increase in the rate of cash utilization during the last quarter of 2004 and early 2005, as compared with the first nine months of 2004, as certain working capital items reverse and the continued declines in revenues increase our losses on a sequential basis.

     Financing Activities

     During the third quarter of 2004, we chose to receive approximately $1.1 million from Banco Itaú, as permitted under the terms of our strategic marketing agreement, in lieu of certain marketing activities which Banco Itaú was obligated to undertake to promote the co-branded service in Brazil. The Banco Itaú payment was in lieu of marketing activities, such as the distribution of CDs and because of the reduced number of promoters in its branches, which resulted from the closing of kiosks with low productivity. For the first nine months of 2004, we have received $3.5 million in payments from Banco Itaú in lieu of such marketing activities. We expect these payments to continue in the future, but the amounts to gradually decrease over time. We have the right to redeploy or reinstate some of the kiosks in the branches in the future, in which case we would forego such payments from Banco Itaú.

     Investing Activities and Capital Spending

     Cash used by investing activities in the three and nine months ended September 30, 2004, was $12,000 and $0.1 million, respectively. Cash used in investing activities in the three and nine-month periods ended September 30, 2003, was $0.3 million and $1.0 million, respectively. Cash used in investing activities was primarily attributable to capital expenditures in support of business operations.

     Cash and Cash Equivalents and Liquidity

     From inception to date, our operations have been financed through the issuance of senior convertible debt and through capital raised in several rounds of financing, including our initial public offering on August 8, 2000. Funds raised through December 31, 2003 have totaled $711.5 million, net of issuance-related expenses, as shown in the following table:

Net Proceeds from Historical Financings
(In millions of U.S. dollars)

			Total America
	America	Time	Online and	Cisneros	Banco
	Online	Warner	Time Warner	Group	Itau	Public	Total
Pre-IPO	$50.0	$—	$50.0	$150.1	$—	$—	$200.1
IPO	31.3	—	31.3	31.3	—	140.5	203.1
March-01	65.8	—	65.8	63.3	19.7	—	148.8
Sr. Convertible Notes	—	159.5	159.5	—	—	—	159.5

Totals	$147.1	$159.5	$306.6	$244.7	$19.7	$140.5	$711.5

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

     Our last financing took place on March 8, 2002, through the sale of senior convertible notes due March 2007 to Time Warner. Under the note purchase agreement, Time Warner made available to us, subject to standard borrowing conditions, $160.0 million (net $159.5 million) in exchange for our senior convertible notes due in March 2007. We completed the draw down of the funds available to us under the note purchase agreement on December 30, 2002. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at the option of the holder and are redeemable by us at any time, subject to the holder’s right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds.

     Interest on the senior convertible notes is payable either in cash or preferred stock, at our option, with the exception of the final interest payment which must be paid in cash. If interest is paid in shares, the price per share is determined based on the average closing price of the class A common stock for the twenty trading dates ending two days prior to the date of payment. On September 30, 2004, we made our tenth quarterly payment of interest on the senior convertible notes, which covered the period from July 1 through September 30, 2004. The interest payment of approximately $4.4 million was made through the issuance of 10,304,678 shares of series B preferred stock to Time Warner, based on an average price of $0.43 per share. Given our focus on cash preservation, we expect to make future payments of interest through the issuance of additional shares of stock, with the exception of the final interest payment. Depending on market conditions at the time, a decision to pay the interest on our senior convertible notes through the issuance of additional shares could result in significant additional dilution to existing shareholders.

     In the event the $160.0 million in senior convertible notes were to be converted by Time Warner, an additional 44,150,105 shares of preferred stock would be issued to Time Warner, increasing the economic ownership by America Online and its affiliates in AOLA to 57.4% and their relative voting strength to 69.1%, assuming conversion of the warrant granted to America Online at the date of our initial public offering and the options granted to its employees who are members of our Board of Directors. Interest payments on the senior convertible notes over the remaining life of the notes will total approximately $42.3 million, assuming the notes are not converted to stock prior to their maturity. Because we intend to pay interest through the issuance of additional shares of preferred stock, we expect America Online and its affiliates’ relative ownership and voting strength to continue to increase over the foreseeable future.

Capitalization

     As displayed in Table 6 below, at September 30, 2004, we had 135,257,088 shares of class A common stock outstanding, an increase of 70,893 shares from 135,186,195 shares of common stock outstanding at December 31, 2003. The increase in common stock outstanding was due to the exercise of stock options by employees during the nine-month period.

TABLE 6 — CAPITAL (Period End Balances)

	As of
	September 30,	December 31,		%
	2004	2003	Change	Change
	(In thousands, except share amounts)
Stockholders’ equity (capital deficiency)
Preferred Stock, Common Stock and additional paid-in capital	$838,687	$825,770	$12,917	1.56%
Accumulated deficit	(912,152)	(852,617)	(59,535)	6.98
Other, mainly unearned services	(74,007)	(106,112)	32,106	(30.26)

	$(147,472)	$(132,959)	$(14,512)	10.92%

Shares outstanding
Series B Preferred Stock	134,373,675	115,244,559	19,129,116	16.60%
Series C Preferred Stock	79,518,702	79,518,702	—	—
Class A Common Stock	135,257,088	135,186,195	70,893	0.05

	349,149,465	329,949,456	19,200,009	5.82%

Common shares reserved for future issuance
Preferred shares outstanding	213,892,377	194,763,261	19,129,116	9.82%
AOL Warrant	16,541,250	16,541,250	—	—
TW Senior Convertible Notes	44,150,105	44,150,105	—	—
Stock Options	11,150,310	10,433,186	717,124	6.87

	285,734,042	265,887,802	19,846,240	7.46%

     At September 30, 2004, we had outstanding anti-dilutive securities, all of which are convertible or exercisable into shares of our class A common stock, consisting of:

•	series B preferred stock, convertible into 134,373,675 shares of our class B common stock or class A common stock;

•	series C preferred stock, convertible into 79,518,702 shares, of our class C common stock or class A common stock;

•	$160.0 million principal senior convertible notes issued to Time Warner, convertible into 44,150,105 shares of series B preferred stock, class B common stock or class A common stock;

•	a warrant issued to America Online exercisable for 16,541,250 shares of any combination of class A common stock, class B common stock or series B preferred stock; and

•	options to purchase 11,150,310 shares of our class A common stock.

     If all of these anti-dilutive securities were converted or exercised, an additional 285,734,042 shares of class A common stock would have been outstanding at September 30, 2004. We refer to these securities as anti-dilutive securities because if they were exercised or converted into shares of class A common stock, they would decrease our basic and diluted loss per share as calculated under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). In accordance with U.S. GAAP, the potential effect of these anti-dilutive securities, which are or will all be convertible or exercisable into class A common stock, was not included in the calculation of diluted loss per share.

     Our class A common stock has been listed on the Nasdaq SmallCap Market since June 21, 2002. On June 15, 2004, the Nasdaq staff informed us that our class A common stock failed to maintain a minimum bid price of $1.00 over the 30 consecutive trading days prior to such date, as required to remain listed on the Nasdaq SmallCap Market. In accordance with Nasdaq rules, we were given 180 calendar days, or until December 13, 2004, to regain compliance with this requirement. The closing bid price of our class A common stock must be above $1.00 for at least ten consecutive trading days starting no later than November 30, 2004 or our class A common stock will be delisted from the Nasdaq SmallCap Market. However, if our class A common stock has an aggregate market value of at least $50 million based on the closing bid price on December 13, 2004, we would be entitled to a second 180-day grace period ending on June 13, 2005 to correct the minimum bid price deficiency. Additionally, we have obtained authorization from our stockholders to effect a 1-for-2, 1-for-3, 1-for-5, 1-for-7, 1-for-10 or 1-for-15 reverse stock split.

     Critical Accounting Policies

     We believe the following represent our critical accounting policies as contemplated by Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), issued by the Securities and Exchange Commission. FRR 60 considers an accounting policy to be critical if it is important to a company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Under the terms of our original agreement with Banco Itaú, which was in effect until December 14, 2002, Banco Itaú was required to offer at least one hour of subsidized usage per month to subscribers of the co-branded service following the expiration of a subscriber’s trial period. Banco Itaú could also choose to provide its customers additional subsidized time beyond the one-hour obligation. In addition, Banco Itaú was required to pay us a nominal amount for subscribers who had not used the service during the previous month and who were beyond their free trial period. We recorded amounts paid to us by Banco Itaú on behalf of its customers for subsidies, which it chose or was required to make, as a reduction of marketing expenses and not as subscription revenues. Amounts paid directly to us by subscribers that exceed the time subsidized by Banco Itaú are included in subscription revenues. Were we to have recognized payments from Banco Itaú as revenues, our subscription revenues and sales and marketing expense would have been higher than reported. Under the terms of the revised marketing agreement, Banco Itaú is no longer required to offer or make such subsidy payments on behalf of its customers. As a result, subsidies received from Banco Itaú largely ceased beginning in the second half of 2003.

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

     Stock-based Compensation: Accounting for Stock Options. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure and Interpretive Guidance on the Application of FASB Statement No. 123, Accounting for Stock-Based Compensation” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the recognition of the cost of options in the statement of operations. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for employee stock-based compensation be displayed more prominently and in tabular form. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 were effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS 148 did not have an impact on our consolidated financial statements; however, we have modified our disclosures as provided for in the new standard.

     We follow the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), which established a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method of accounting for their employee stock compensation plans. This pronouncement also allows an entity to continue to measure compensation cost for those plans based on Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and disclose the pro forma net income and earnings per share as if the fair value method had been applied in measuring cost. Compensation cost is determined based on the intrinsic value of the stock options as required by the provisions of APB 25.

     Accordingly, as a result of applying the intrinsic value method of accounting to stock options we have issued, no compensation expense has been recognized for options granted during the first three quarters of 2004 with an exercise price equal to market value at the date of grant. Expense recognized in relation to the granting of stock options issued below market price was zero for the quarter ended September 30, 2004 and approximately $75,000 in the quarter ended September 30, 2003 and was related to an earlier option grant issued to our Chief Executive Officer. Had we accounted for stock options issued to our employees using the fair value method, our stock-based compensation expense would have been $434,000 in the quarter ended September 30, 2004, and $48,000 in the quarter ending September 30, 2003.

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

     Forward Looking Statements

     This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: plans for future size of our network, our expectation of migration from our AOLA country service in Brazil to our web-based service, our expectation that our web-based service will be the primary product offering in Brazil, our expectation that McDonald’s will not perform its obligations under the marketing agreement, future membership levels and the composition of our membership base, future revenues, the benefits we expect to receive from our strategic marketing agreement with Banco Itaú, future payments that we may receive from Banco Itaú if we continue to request that Banco Itaú pay us in lieu of its conducting marketing activities, our expectation that the Banco Itaú marketing agreement will be our primary member acquisition channel, expectations regarding members in free trial or member retention programs, future membership turnover rates, future losses, future cost of revenues, sales and marketing costs, maintenance costs and other expenses, our expectation that cash on hand will be sufficient to fund our operations into the third quarter of 2005, the form and amount of future interest payments on our 11% senior convertible notes, future financing requirements and future interest.

     These forward-looking statements are subject to a number of risks and uncertainties, which are described in our Annual Report on Form 10-K for the year ended December 31, 2003, and from time to time in other reports we file with the SEC, as well as the following risks and uncertainties: our limited cash position, the market price of our class A common stock, the impact our continued losses will have on our ability to finance our operations, uncertainty relating to our ability to convert our subscribers into paying subscribers and to retain paying subscribers, the actions of our competitors and the impact of increased competition, the success of our web-based services, the success of the Banco Itaú co-branded service and our reliance on Banco Itaú in marketing our services, exchange rate fluctuations in Latin America, future corporate insurance premiums, potential regulatory changes in Brazil, macroeconomic developments in Brazil, Mexico and Argentina, and our ability to penetrate our markets. Actual results could differ materially from those described in the forward-looking statements.

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

     To date, our consolidated results of operations have not been materially impacted by inflation. Inflation was approximately 9% in Brazil during calendar 2003 and is expected to reach approximately 7% in calendar 2004. Inflation in Mexico was 4% in 2003 and is forecasted to reach a similar level in 2004. Inflation in Argentina was approximately 4% during calendar 2003, and is expected to increase to 7% in calendar 2004 as the Argentine economy has resumed growth after devaluing its currency in 2001.

     We are exposed to market risk as it relates to changes in the market value of our investments. As of September 30, 2004, we had no material investments in marketable securities.

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

     ITEM 1. FINANCIAL STATEMENTS

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)

	As of
	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$24,798	$32,633
Short-term money market investments	446	268

Total cash and cash equivalents	25,244	32,901
Restricted cash	1,100	—
Trade accounts receivable, less allowances of $506 (December 31, 2003 - $363)	1,519	2,267
Other receivables	347	243
Prepaid expenses and other current assets	7,130	8,796

Total current assets	35,340	44,207
Property and equipment, net	2,781	4,771
Investments, including securities available-for-sale (at fair value)	604	194
Other assets	1,205	6,567

TOTAL ASSETS	$39,930	$55,739

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
CURRENT LIABILITIES
Trade accounts payable	$2,260	$3,264
Payables to affiliates	4,457	1,349
Other accrued expenses and liabilities	5,839	9,672
Deferred revenue	4,592	4,810
Accrued personnel costs	4,661	4,533
Other taxes payable	4,434	3,571

Total current liabilities	26,243	27,199
Other non-current liabilities	1,159	1,499
Senior convertible notes	160,000	160,000

TOTAL LIABILITIES	187,402	188,698
COMMITMENTS AND CONTIGENCIES
STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Preferred stock, $.01 par value; 1,000,000,000 shares authorized:
Series B and C cumulative redeemable convertible; 350,000,000 shares of series B and 300,000,000 shares of series C authorized:
Series B — $366,410 liquidation value; issued and outstanding shares - 134,373,675 (December 31, 2003 - 115,244,559)	1,344	1,152
Series C — $216,863 liquidation value; issued and outstanding shares - 79,518,702 (December 31, 2003 - 79,518,702)	795	795
Series D and E cumulative redeemable convertible; 25,000,000 shares authorized each; none issued or outstanding	—	—

	2,139	1,947
Common stock, $.01 par value; 2,250,000,000 shares authorized:
Class A—1,400,000,000 shares authorized; issued and outstanding shares - 135,257,088 (December 31, 2003 - 135,186,195)	1,353	1,352
Class B and C — 450,000,000 shares of series B and 400,000,000 shares of series C authorized; none issued and outstanding	—	—

	1,353	1,352
Additional paid-in capital	835,195	822,471
Unearned services	(69,383)	(101,156)
Accumulated other comprehensive loss	(4,624)	(4,956)
Accumulated deficit	(912,152)	(852,617)

Total stockholders’ equity (capital deficiency)	(147,472)	(132,959)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	$39,930	$55,739

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS — (Unaudited)
For the Three and Nine Months Ended September 30, 2004 and 2003
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Subscription	$11,649	$14,778	$37,101	$45,600
Advertising and other	1,152	1,502	2,429	4,660

Total revenues	12,801	16,280	39,530	50,260

Costs and expenses:
Cost of revenues	8,119	12,882	26,120	44,405
Sales and marketing	13,420	16,450	37,945	50,401
General and administrative	6,264	6,286	18,309	20,092
Impairment of Argentina VAT receivable	—	—	4,009	—

Total costs and expenses	27,803	35,618	86,383	114,898

Loss from operations	(15,002)	(19,338)	(46,853)	(64,638)
Interest expense	(4,436)	(4,498)	(12,897)	(13,347)
Other income (expense), net	120	(327)	303	(376)

Loss before income taxes	(19,318)	(24,163)	(59,447)	(78,361)
Income taxes	(29)	3	(88)	1

Net loss	(19,347)	(24,160)	(59,535)	(78,360)
Less: Dividends on Series B and C preferred shares	4,259	4,435	12,008	11,349

Net loss applicable to common stockholders	$(23,606)	$(28,595)	$(71,543)	$(89,709)

Loss per common share, basic and diluted	$(0.17)	$(0.21)	$(0.53)	$(0.68)

Weighted average number of common shares outstanding	135,257,088	135,135,917	135,241,718	132,143,528

SUPPLEMENTAL RELATED PARTIES DISCLOURE:
Transactions with affiliated parties are reflected in the consolidated statements of operations as follows:
Subscription revenues	$3,556	$3,419	$10,879	$10,174
Advertising and other revenues	409	394	708	1,414
Cost of revenues	1,342	2,534	5,663	8,891
Sales and marketing	9,439	10,717	28,374	31,761
General and administrative	55	(60)	190	34
Interest expense	4,436	4,498	12,897	13,347

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY) — (Unaudited)
(In thousands, except share amounts)

							Accumulated
	Preferred Stock		Common Stock		Additional		other
					paid-in	Unearned	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	services *	income (loss)	deficit	Total
BALANCES AT DECEMBER 31, 2003	194,763,261	$1,947	135,186,195	$1,352	$822,471	$(101,156)	$(4,956)	$(852,617)	$(132,959)
Net loss	—	—	—	—	—	—	—	(59,535)	(59,535)
Foreign currency translation adjustment	—	—	—	—	—	—	24	—	24
Net unrealized gain from securities	—	—	—	—	—	—	308	—	308

Total comprehensive loss									(59,203)
Interest paid with issuance of Series B preferred shares	19,129,116	192	—	—	12,705	—	—	—	12,897
Stock options exercised	—	—	70,893	1	19	—	—	—	20
Non-cash marketing expense amortization ***	—	—	—	—	—	28,243	—	—	28,243
Proceeds in accordance with strategic marketing agreement	—	—	—	—	—	3,530	—	—	3,530

BALANCES AT SEPTEMBER 30, 2004	213,892,377	$2,139	135,257,088	$1,353	$835,195	$(69,383)	$(4,624)	$(912,152)	$(147,472)

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

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)
For the Three and Nine Months Ended September 30, 2004 and 2003
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
OPERATING ACTIVITIES
Net loss	$(19,347)	$(24,160)	$(59,535)	$(78,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	80	48	160	99
Depreciation and amortization	568	831	2,092	3,730
(Gain) loss from investment securities	16	45	(105)	49
Non-cash marketing expense (Note 5)	9,286	10,481	28,243	31,231
Non-cash stock based compensation expense	—	75	—	225
Issuance of preferred stock in lieu of interest due to affiliate	4,436	4,498	12,897	13,347
Allowance for Argentina VAT receivable	—	—	4,009	—
Changes in operating assets and liabilities:
Trade accounts receivable	169	697	1,294	1,741
Other operating assets	(795)	(2,092)	2,088	(538)
Operating liabilities	1,057	1,445	(4,410)	(5,575)
Deferred revenues	398	495	(689)	(282)
Payables to affiliates	(80)	(1,822)	2,623	(4,316)

Net cash used in operating activities	(4,212)	(9,459)	(11,333)	(38,649)

INVESTING ACTIVITIES
Capital spending	(12)	(349)	(115)	(1,041)

Net cash used in investing activities	(12)	(349)	(115)	(1,041)

FINANCING ACTIVITIES
Proceeds in accordance with strategic marketing agreement	1,072	2,670	3,530	2,670
Proceeds from stock options exercised	—	—	20	—

Net cash provided by financing activities	1,072	2,670	3,550	2,670

Effect of exchange rate changes on cash and cash equivalents	531	377	241	682

Net decrease in cash and cash equivalents	(2,621)	(6,761)	(7,657)	(36,338)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,865	45,924	32,901	75,501

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,244	$39,163	$25,244	$39,163

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$29	$—	$89	$1

Interest paid	—	$—	$—	$8

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

     The Company launched its new web-based content and connectivity services in Brazil, Argentina and Puerto Rico in September 2003, October 2003 and February 2004, respectively. The web-based services are priced at lower rates than the Company’s AOLA country services. AOLA believes these services are more price competitive. The Company believes its web-based services in Brazil and Argentina will become its primary products in those countries, although at present the majority of its members in those countries are using the AOLA country service. AOLA is no longer actively promoting the AOLA country service in Brazil and AOLA country and web-based services in Argentina, although they are still available. AOLA expects to experience migration of membership from its AOL Brazil and AOL Argentina country services to its new web-based services. To date, approximately 20% of current AOLA subscribers to its narrowband web-based services have migrated from its AOLA country services.

     AOLA offers a web-based service in Puerto Rico but it does not expect it to become AOLA’s primary product offering. AOLA also expects to experience migration from the AOL-branded service in Puerto Rico to its web-based service. A web-based service is available in Mexico, although it is not actively promoted. The Company does not expect a web-based service in Mexico to become its primary product offering in that country.

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

     Based on its current operating budget, AOLA anticipates that available cash on hand of $25.2 million as of September 30, 2004, will be sufficient to fund operations into the third quarter of 2005. The Company’s expectations underlying its current operating budget and the duration of funding sufficiency are based upon certain estimates that AOLA believes are commercially reasonable in relation to historical experience. These estimates include paid membership levels and turnover, consumer acceptance of its new web-based interactive services, pricing of its services and continued cost reductions. We do not expect to reach cash breakeven with current available funds. As of September 30, 2004, approximately $1.1 million of AOLA’s cash on hand served to partially collateralize certain Company obligations to employees and was not, and will not be, available for general corporate use. In total, the Company may be obligated to make payments amounting up to $1.6 million under these obligations. The expected cost of retention bonuses are being amortized to expense. The total cost of such expense in the first nine months of 2004 was approximately $0.5 million.

     The Company continues to explore various opportunities that could provide it with additional cash resources in the future to operate its business. During the second quarter of 2004, AOLA hired an investment banking firm to help it to explore potential strategic alternatives.

     In addition, the Company has not identified additional sources of financing necessary to repay the $160.0 million senior convertible notes that will be due on March 7, 2007. There can be no assurance that AOLA will be successful in its efforts to achieve cash self-sufficiency with available resources, or that it will be able to identify additional sources of capital to repay its debt obligations or operate its business, if needed. An additional restriction on the Company’s ability to obtain additional funding is that the holders of the senior convertible notes can require that the proceeds of any such financing or the sale of assets be used to repay the senior convertible notes. In addition, there is no commitment or obligation from America Online, the Cisneros Group or Banco Itaú to fund any of AOLA’s future requirements. Furthermore, Time Warner has stated that it does not intend to provide AOLA with additional funding.

     NOTE 3 — LOSS PER COMMON SHARE AND STOCK-BASED COMPENSATION

     Loss per Common Share

     The following table presents the calculation of basic and diluted loss per common share for the three- and nine-month periods ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(19,347)	$(24,160)	$(59,535)	$(78,360)
Less: Dividends on Series B and C preferred shares	4,259	4,435	12,008	11,349

Net loss applicable to common stockholders	(23,606)	(28,595)	(71,543)	(89,709)
Weighted average number of common shares outstanding	135,257	135,136	135,242	132,144

LOSS PER COMMON SHARE, Basic and diluted	$(0.17)	$(0.21)	$(0.53)	$(0.68)

     There is no difference between AOLA’s basic and diluted loss per share since the effect of any contingently issuable common stock on loss per share is anti-dilutive for all periods presented. Potential anti-dilutive securities as of September 30, 2004 and December 31, 2003 are set forth in the table below:

	As of
	September 30,	December 31,
	2004	2003
	(Unaudited)
Series B Preferred Stock	134,373,675	115,244,559
Series C Preferred Stock	79,518,702	79,518,702
AOL Warrant	16,541,250	16,541,250
AOLTW Senior Convertible Note	44,150,105	44,150,105
Stock Options	11,150,310	10,433,186

	285,734,042	265,887,802

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

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Reported
Net loss applicable to common stockholders	$(23,606)	$(28,595)	$(71,543)	$(89,709)
Loss per common share — basic and diluted	$(0.17)	$(0.21)	$(0.53)	$(0.68)
Recorded employee stock-based compensation	$—	$75	$—	$225
Employee stock-based compensation under fair value method	$(434)	$(48)	$(1,400)	$(438)
Pro forma
Net loss applicable to common stockholders	$(24,040)	$(28,568)	$(72,943)	$(89,922)
Loss per common share — basic and diluted	$(0.18)	$(0.21)	$(0.54)	$(0.68)

     NOTE 4 – 11% SENIOR CONVERTIBLE NOTES

     On March 8, 2002, AOLA entered into a Note Purchase Agreement with Time Warner under which Time Warner made available to AOLA, subject to standard borrowing conditions, $160 million in exchange for AOLA 11% senior convertible notes due in 2007 (the “Notes”). AOLA issued its final note to Time Warner on December 30, 2002, completing the draw down of the entire balance available to it under the note purchase agreement.

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

     If the entire $160 million principal amount of the Notes were to be converted by Time Warner, an additional 44,150,105 shares of Series B Preferred Stock would be issued to Time Warner. In such an event, the combined economic ownership of Time Warner and America Online in the Company would increase to 57.4%, and its relative voting strength to approximately 69.1%, assuming conversion of a warrant held by America Online (the “AOL Warrant”) that is immediately exercisable to purchase approximately 16.5 million shares of any combination of AOLA’s series B preferred stock, class B common stock or class A common stock. Although the conversion of the Notes, the payment of dividends and interest in additional shares of voting stock and the exercise of the AOL Warrant could each result in Time Warner and its affiliates holding more than 50% of the outstanding voting stock of AOLA, it would not alter other corporate governance provisions or result in a change of control.

     Interest on the Notes is due quarterly and is payable either in cash or preferred stock at AOLA’s option, with the exception of the last interest payment which must be in cash. In the event that interest is paid in shares, the price per share is determined based on the average closing price of AOLA’s class A common stock for the twenty trading dates ending on the third trading day prior to the date of payment. Interest payments on the Notes would total approximately $42.3 million over the remaining life of the Notes, assuming they are not converted or redeemed prior to their March 7, 2007 maturity date. AOLA expects to pay future interest amounts through the issuance of additional shares of preferred stock (except for the final interest payment), which will result in additional dilution to existing stockholders.

     Interest on the Notes for the quarter ended September 30, 2004 amounted to approximately $4.4 million and was paid through the issuance of 10,304,678 shares of AOLA’s series B preferred stock. To the extent interest is paid in stock, interest expense does not represent a cash outlay. Given the Company’s focus on cash preservation, AOLA expects future payments of interest to be made through the issuance of new shares of series B preferred stock, except for the final interest payment which must be paid in cash.

     NOTE 5 — BANCO ITAÚ STRATEGIC MARKETING AGREEMENT

     In June 2000, AOLA entered into a ten-year strategic agreement with Banco Itaú, one of the largest banks in Latin America. AOLA launched a co-branded, customized version of the America Online Brazil service that Banco Itaú began marketing to its customers in December 2000. Banco Itaú is obligated to promote the co-branded service as the principal means of accessing Banco Itaú’s interactive financial services. AOLA believes that this relationship is important to its Internet presence in Brazil because it allows AOLA to gain access to Banco Itaú’s online as well as offline customer base.

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

     On December 14, 2002, AOLA amended its strategic marketing agreement with Banco Itaú. Under the terms of the revised agreement, AOLA oversees, in large part, the marketing activities for the co-branded service. Banco Itaú is obligated to establish kiosks and point-of-sale displays inside hundreds of its bank branches for the promotion of the co-branded service, which are staffed by promoters trained by AOL Brazil. Potential subscribers are able to sample the co-branded service and are offered the opportunity to register in the branch. The number of promoters varies depending on the success of the marketing efforts, which are reviewed every three months. If the marketing efforts do not meet specified goals, the number of promoters will be decreased, subject to a floor on the number of promoters. Conversely, if the marketing efforts exceed specified levels, the number of promoters will be increased, subject to a maximum number of promoters. Banco Itaú is also required to distribute, at AOLA’s direction, CDs containing the software for the co-branded service, in connection with in-branch promotions and through direct mail. Banco Itaú must also produce and broadcast a certain number of television commercials promoting the co-branded service and is required to provide exclusive online banking benefits to subscribers to the co-branded service. Banco Itaú is responsible for the cost of these marketing efforts. The modified marketing arrangements will remain in effect through January 2006, although the ten-year term of the original agreement has not changed.

     During the third quarter of 2004, due to low productivity, AOLA reduced the number of promoters. As a result, Banco Itaú made payments amounting to approximately $1.1 million during the quarter ended September 30, 2004 as a result of the reduction in the number of promoters and the cancellation of the distribution of a certain number of CDs. AOLA has the right to redeploy or reinstate some of the kiosks in branches in the future, in which case AOLA would forego such payments from Banco Itaú. Such payments from Banco Itaú in lieu of marketing activities it is obligated to undertake are accounted for as funds from financing activities and will reduce future marketing expense by lowering the amortization expense associated with the shares issued to Banco Itaú. Banco Itaú customers who register for the co-branded service are entitled to a one-month free trial period, the length of which may be changed in the future, and if they subscribe to the full AOL country services and AOL Total of co-branded services are entitled to a 20% discount off the standard price. Subscribers of other price plans are entitled to lower level discounts, while Broadband subscribers pay the standard price. Prior to the new agreement, Banco Itaú was required to offer its subscribers at least one hour of subsidized usage per month following the expiration of their trial period, although Banco Itaú was responsible to us only for actual usage by the subscriber.

     Under the terms of the original agreement with Banco Itaú, Banco Itaú and AOLA established subscriber targets for the co-branded service. Under the terms of the new agreement, Banco Itaú and AOLA eliminated the subscriber targets for the period ending April 30, 2003 and replaced the targets for the remaining three years with the fulfillment of the marketing commitments described above. Revenue targets established in the original agreement remain the same under the new agreement. If the marketing and revenue targets are not met, Banco Itaú is required to make a reference payment to AOLA. The dates for measuring performance with the new targets were moved to March 24, 2004, 2005 and 2006, respectively. Banco Itaú met the March 24, 2004 targets, in part due to AOLA’s election to receive cash in lieu of marketing activities. Therefore, Banco Itaú was not required to pay any penalties to AOLA. The aggregate amounts that Banco Itaú will be required to pay AOLA if the marketing or revenue targets are not met during 2005 and 2006, which are subject to annual caps on liability, are $21.0 million and $13.0 million, respectively. In addition, the aggregate amount that Banco Itaú would be obligated to pay AOLA in the event of a termination of the agreement prior to March 24, 2006 decreases over time. As of September 30, 2004, if Banco Itaú elected to terminate the marketing agreement, it would have to pay AOLA approximately $28 million.

     Because of the potential payments related to specific performance targets in the first five years of the agreement, AOLA is expensing $164.8 million of the cost of the agreement, which is the original valuation of the penalties, less any amounts received from Banco Itaú in lieu of marketing activities it was obligated to undertake, on a straight-line basis over that period. AOLA is expensing the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement. The amortization of the unearned service related to the Banco Itaú strategic agreement amounted to approximately $9.3 million and $10.5 million for the quarters ended September 30, 2004 and 2003, respectively. Amortization expense related to the Banco Itaú marketing agreement for the nine-month periods ended September 30, 2004 and 2003 was approximately $28.2 million and $31.2 million, respectively. This expense is included in the accompanying consolidated statements of operations as part of sales and marketing expenses. The amortization period was not changed as a result of the revisions made to the marketing agreement with Banco Itaú. Through July 2005, AOLA expects to incur approximately $9.3 million of expense each quarter related to the value of shares received by Banco Itaú under the strategic marketing agreement. For the five years following July 2005, the Company expects to incur approximately $2.2 million of quarterly expense related to this marketing agreement.

     NOTE 6 — CONTINGENCIES

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

     Current Brazilian tax legislation is inconsistent with regard to taxes applicable to Internet services. Presently, two taxes which are mutually exclusive (the ISS, and a second tax called the ICMS), are claimed by different taxing authorities. Although this issue is currently under review by various Brazilian courts, it is not expected to be resolved in the near future. The Company has accrued the higher of the two taxes, and is depositing this amount with the court pending determination of the appropriate taxing authority. By doing so, the Company expects to avoid any interest and penalties during the period pending resolution.

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

     The table below presents a reconciliation of the combined segment information to AOLA’s reported revenues and operating loss as included in the Consolidated Statements of Operations for the periods indicated (in thousands):

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues Breakdown:
Subscription
- Brazil	$3,931	$5,833	$12,734	$17,676
- Mexico	3,898	5,070	12,602	16,376
- Argentina	329	430	1,053	1,284
- Puerto Rico	3,473	3,419	10,661	10,174
- Corporate and other	18	26	51	90

	11,649	14,778	37,101	45,600
Advertising and other
- Brazil	484	563	981	2,000
- Mexico	410	429	588	1,283
- Argentina	192	92	436	271
- Puerto Rico	64	184	237	421
- Corporate and other	2	234	187	685

	1,152	1,502	2,429	4,660
Total
- Brazil	4,415	6,396	13,715	19,676
- Mexico	4,308	5,499	13,190	17,659
- Argentina	521	522	1,489	1,555
- Puerto Rico	3,537	3,603	10,898	10,595
- Corporate and other	20	260	238	775

	$12,801	$16,280	$39,530	$50,260

Income (loss) from operations
- Brazil	$(10,521)	$(14,596)	$(31,330)	$(45,289)
- Mexico	(1,048)	(1,650)	(1,823)	(8,165)
- Argentina	(234)	(486)	(5,082)	(1,298)
- Puerto Rico	992	827	3,274	1,531
- Corporate and other	(4,191)	(3,433)	(11,892)	(11,417)

	$(15,002)	$(19,338)	$(46,853)	$(64,638)

     The following table presents a reconciliation of reportable segment assets and long-lived assets to the consolidated financial statement totals as of September 30, 2004 and December 31, 2003 (in thousands):

	As of
	September 30,	December 31,
	2004	2003
	(Unaudited)
Total assets
- Brazil	$11,455	$10,069
- Mexico	1,889	3,575
- Argentina	517	4,421
- Puerto Rico	277	569
- Corporate and other	25,792	37,105

	$39,930	$55,739

Long-lived assets
- Brazil	$1,568	$2,381
- Mexico	336	593
- Argentina	206	282
- Puerto Rico	140	232
- Corporate and other	531	1,283

	$2,781	$4,771

     The following table shows AOLA’s depreciation and amortization and capital spending on a segment basis for the periods indicated (in thousands):

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Depreciation and amortization
- Brazil	$262	$259	$892	$1,330
- Mexico	80	129	253	1,041
- Argentina	28	40	73	145
- Puerto Rico	35	53	119	158
- Corporate and other	163	350	755	1,056

	$568	$831	$2,092	$3,730

Capital spending
- Brazil	$(0)	$279	$72	$525
- Mexico	5	70	5	259
- Argentina	3	—	24	100
- Puerto Rico	4	—	10	157
- Corporate and other	(0)	—	4	—

	$12	$349	$115	$1,041

     NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

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

     PART II. OTHER INFORMATION

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Recent Sales and Issuance of Unregistered Securities

     On September 30, 2004, AOLA issued 10,304,678 shares of series B redeemable convertible preferred stock (“series B preferred stock”) with a liquidation value of approximately $28.1 million to Time Warner in payment of $4.4 million of interest due on the senior convertible notes for the period from July 1, 2004 to September 30, 2004. Shares of series B preferred stock are convertible into shares of the Registrant’s class B common stock, $.01 par value per share (“class B common stock”), which can be converted into the Registrant’s class A common stock, $.01 par value per share (“class A common stock”), at any time on a one-for-one basis.

     The offer and sale of the series B preferred stock was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), as set forth in Section 4(2) relating to sales by an issuer not involving any public offering or the rules and regulations there under. The offer and sale was made only to “accredited investors” as such term is defined in Regulation D under the Securities Act and the Registrant did not engage in any general solicitation or make any advertisement with respect to the offer and sale of the series B preferred stock. All of the senior convertible notes sold in the private placement are restricted securities for purposes of the Securities Act.

     Item 4. Submission of Matters to a Vote of Security Holders

On August 11, 2004, the holders of a majority of the outstanding preferred stock of the Company voted by written consent to approve a non-binding term sheet.

     Item 6. Exhibits

Exhibit 10.1 *#	Executive retention agreement dated as of June 5, 2004 between America Online Latin America, Inc. and David Bruscino.

Exhibit 10.2 *#	Executive retention agreement dated as of June 5, 2004 between America Online Latin America, Inc. and Eduardo Hauser.

Exhibit 10.3 *#	Executive retention agreement dated as of June 5, 2004 between America Online Latin America, Inc. and Paulo Moledo.

Exhibit 31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Management Contracts

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA ONLINE LATIN AMERICA, INC.

DATE: November 15, 2004	/s/ Osvaldo Banos
Osvaldo Banos
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.1 *#	Executive retention agreement dated as of June 5, 2004 between America Online Latin America, Inc. and David Bruscino.

Exhibit 10.2 *#	Executive retention agreement dated as of June 5, 2004 between America Online Latin America, Inc. and Eduardo Hauser.

Exhibit 10.3 *#	Executive retention agreement dated as of June 5, 2004 between America Online Latin America, Inc. and Paulo Moledo.

Exhibit 31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Management Contracts