Form 10-K
period 2004-12-31
AMERICA ONLINE LATIN AMERICA INC
filed 2005-03-31
CIK 1100395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _______

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

     The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admiting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which class A common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2004, was $15,022,479.

     The number of shares of the registrant’s class A common stock outstanding as of March 18, 2005 was 135,260,715. No shares of the registrant’s class B common stock or class C common stock were outstanding as of March 18, 2005.

Preliminary Statement

     As we have stated in previous reports filed with the Securities and Exchange Commission, America Online Latin America, Inc. (“we,” “us,” “AOLA” or the “Company”) does not expect to reach cash flow break even with available cash on hand. We only had $17.9 million of available cash as of March 16, 2005. We expect that available cash will only be sufficient to fund operations into the third quarter of 2005. To continue operations beyond such time, we would need an additional, substantial capital infusion. We will not be able to obtain additional financing, whether from Time Warner Inc. (“Time Warner”), America Online, Inc. (“America Online”), the Cisneros Group of Companies (“Cisneros Group”), Banco Itaú or any other source. We are not currently expending resources to obtain financing from any source because we believe that any efforts to obtain financing would be futile based on past experience.

     We incurred cumulative net operating losses of approximately $928.8 million from December 15, 1998, the date of our inception, through December 31, 2004. We expect to continue to incur additional losses and will not be able to continue normal operations indefinitely. Publicity surrounding our financial condition, including the likelihood that we will cease operations, may negatively impact our revenues, membership and cash balances.

     Since May 2004, we, together with our financial advisors, have explored potential strategic alternatives for AOLA and its subsidiaries, including a possible sale of our entire company, the sale of one or more of our operating businesses, the sale of specific assets or other comparable transactions. To date, we have not successfully completed any such transaction. We are reviewing preliminary and non-binding indications of interest from multiple parties with respect to the sale of certain assets. However, there can be no assurance that a transaction relating to any of these expressions of interest, or any other transaction, will be completed. Time Warner, the holder of $160 million of our senior convertible notes, has the right to require us to use the proceeds from any sale transaction to repay the senior convertible notes. In addition, our preferred stock has a current aggregate liquidation preference of approximately $599 million, excluding accrued but unpaid dividends.

     Even if we are successful in selling all of our businesses, the proceeds will not be sufficient to repay the senior convertible notes, and none of those proceeds will be available to our common stockholders. As a result, we do not believe that our common stock has, or will have, any value.

     If we do not consummate the disposition of our businesses in a timely manner, we expect to cease operating those businesses, although no definitive decision has been made to cease any particular operation at any particular time. At any time during the process of attempting to sell our businesses or ceasing any operation, we may conclude that it is advantageous for us to file for protection under the bankruptcy laws of the United States or the insolvency laws of one or more foreign jurisdiction in which we operate. Any such voluntary filing would require the consent of the holders of our class B and C preferred stock, in addition to the authorization of our board of directors.

     In addition, any potential sale of our businesses requires the consent of the holders of our class B and C preferred stock and the consent of Time Warner, the holder of our senior convertible notes. We do not have the right to sub-license our rights under our license agreement with America Online. Accordingly, any potential acquirer of any of our operating businesses would have to negotiate such license rights directly from America Online. There is no assurance that any such negotiations would be consummated on agreeable terms.

     The audited consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. On March 16, 2005, management concluded that AOLA is not a going concern for financial reporting purposes and eventually will not have sufficient funds to continue operations. In light of that conclusion, management reviewed current contracts in effect and determined that the recording of a full impairment of the remaining unamortized balance of unearned services recorded as a result of our strategic marketing agreement with Banco Itaú is necessary. Management estimates that the amount of this non-cash impairment is approximately $52.5 million, and will be recorded in the first quarter of 2005. Our initial estimate of this impairment was $38.9 million. However, we revised our estimate based on additional analysis. In addition, we believe we may be in default under the senior convertible notes held by Time Warner. This may have automatically accelerated our obligation to repay these notes and, therefore, the full $160 million may be immediately due and payable. We do not have sufficient funds available to repay this debt. In addition, Ernst & Young’s LLP’s audit report on our consolidated financial statements contains a “going concern qualification” because of its doubts about our ability to continue as a going concern.

     If a determination is made to liquidate the Company, or it is probable that a liquidation is imminent, we will be required to change our basis of accounting to the liquidation basis of accounting. No such adjustments have been made to the audited consolidated financial statements contained in this report.

     This Annual Report on Form 10-K, including this Preliminary Statement, contains forward-looking statements that are based on our current expectations. Actual results may differ materially from those expressed or implied by such forward-looking statements because of a number of risks and uncertainties. For a discussion of factors affecting our business and prospects, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors.”

     On December 30, 2004, our subsidiary in Argentina entered into a preliminary letter of intent to negotiate a merger of its ISP business in Argentina and certain related assets and liabilities with and into La Nación. We no longer believe that we will be able to consummate the transaction on mutually agreeable terms.

     All of the statements and other information presented in this report are qualified by this Preliminary Statement.

PART I

Item 1. Business

Overview

     We provide interactive services in Latin America. We derive our revenues principally from member subscriptions to our AOLA country services, the AOL-branded service in Puerto Rico and our web-based interactive services. We also generate additional revenues from advertising and other revenue sources. Other revenue sources include certain programming services provided to America Online for its Latino content area, revenue sharing agreements with certain local telecommunications providers, and limited call center support services that we provide to AOL Germany.

     Our AOLA country services and web-based interactive services provide our members access to online communities, content and localized versions of certain of America Online interactive products. Our services enable members to access and explore the Internet and encourage members to participate in interactive communities through tools such as Spanish and Portuguese versions of AOL Instant Messenger, Buddy Lists, e-mail, web logs, public bulletin boards, online meeting rooms, conversations, chat and auditorium events. Our AOLA country services require members to use a client software program on their computers, whereas our web-based services do not require this software. Members of most of our services can personalize their online experience through a variety of features, including customized news and e-mail controls. Our interactive services typically also provide members with local and regional content organized into channels, making areas of interest easy to find, and our AOLA country services also provide access to the global content of the AOL service.

     Our main markets in Latin America are Brazil, Mexico and Puerto Rico. We have no plans to expand to other markets in Latin America, and as described above in “Preliminary Statement” we are attempting to sell our businesses, and if we cannot consummate the disposition of our businesses in a timely manner, we will cease operating these businesses, although no definitive decision has been made to cease any particular operation at any particular time. We consider countries in which we have launched our AOLA country services or web-based interactive services as operational segments and internally report our operations on a country-by-country basis. Each of our operating segments, except for Puerto Rico, derives its subscription revenues through the provision of interactive services and also from advertising and other revenue sources. In Puerto Rico, we derive our subscription revenue from our arrangement with America Online whereby America Online transfers its net economic interests from members to the AOL-branded service in Puerto Rico to us. Our Puerto Rico segment also derives revenue from advertising and other revenue. Although amounts for Argentina are not material and are not expected to be material in future reporting periods, we have decided not to consolidate Argentina with our corporate and other segment in order to facilitate historical segment comparisons.

     In the table below, we provide the date on which we first launched our country service in each market and our market service coverage as of December 31, 2004.

Commencement
Market	Date	Service Coverage

Brazil	November 1999	Available in 491 cites

Mexico	July 2000	Available in 58 cites

Puerto Rico	December 2000	Available island-wide

     Subscribers in Puerto Rico are provided with both English and Spanish language content through the AOL-branded service.

     We launched our web-based content and connectivity services in Brazil, Argentina and Puerto Rico in September 2003, October 2003 and February 2004, respectively. Our web-based services are priced at lower rates than our AOLA country services and are designed to be more competitively priced. In Puerto Rico we offer a web-based product, “Conexis”, which provides basic Internet connectivity, one email address, and minimal content. A web-based service is available in Mexico, although it is not actively promoted. We are primarily responsible for the technical support, development and billing for our web-based services.

     Although at present the majority of our members in Brazil use the AOLA country service, we no longer actively promote the AOLA country service in Brazil. We no longer promote either the AOLA country service or the web-based service in Argentina, although they are still available. We do not expect our web-based product offering in Puerto Rico to become our primary product offering. We have experienced migration of membership from our AOL Brazil country services and our AOL-branded service in Puerto Rico to our web-based services. We expect that trend to continue in the near future. As of December 31, 2004, approximately 16% of active subscribers to our narrowband web-based services have migrated from our AOLA country services in Brazil, Mexico and Argentina and the AOL-branded service in Puerto Rico.

     Approximately 21.4% of the membership totals as of December 31, 2004, were subscribers to our narrowband web-based interactive services. Results since launch of the web-based services in all four markets have been below expectations both in terms of ability to attract new members as well as to reduce membership turnover.

     We launched our broadband service in Brazil nationally in August 2003. Our broadband service offers subscribers faster Internet access through DSL and cable. Subscribers to our broadband services in Brazil can select either our AOLA country service or our web-based service. The pricing of our broadband service in Brazil varies depending upon our telecommunications partner. Approximately 11.7% of the membership totals as of December 31, 2004, were subscribers to our broadband interactive services. In Brazil, subscribers to the local broadband interactive service represented about 19.2% of the membership base as of December 31, 2004.

     In June 2000, we entered into a ten-year strategic agreement with Banco Itaú, one of the largest banks in Latin America. Banco Itaú is obligated to market and promote a co-branded version of our interactive services in Brazil as the principal means of accessing Banco Itaú’s interactive financial services. Banco Itaú customers who subscribe to our service, except broadband subscribers, receive a discount.

     In January 2003, we entered into a five-year agreement with McDonald’s in Brazil to market our service via kiosks in McDonald’s restaurants in Brazil. We paid McDonald’s an initial fee of approximately $2.1 million and are required to pay an annual fee of up to $1.0 million over the term of the agreement. In addition, we also are required to pay McDonald’s a fee for each new member who becomes a paying member of our service in Brazil. We launched the project in a limited number of restaurants in October 2003, but the implementation of this project has been subject to a number of delays and still has not been fully implemented.

     In March 2004, we modified our agreement with McDonald’s under which, among other things, McDonald’s was required to establish functioning kiosks in 550 of its restaurants by August 31, 2004. On that date, we and McDonald’s concluded that only 375 restaurants were functioning. Therefore, McDonald’s paid us a penalty of approximately $0.8 million. For accounting purposes the penalty was netted against our initial investment of $2.1 million and will reduce future amortization of the balance of our investment. The next measurement date is March 31, 2005, at which point the required target is to establish functioning kiosks in 600 McDonald’s restaurants.

     Implementation under the terms of the modified agreement remains behind schedule, and we do not expect that McDonald’s will be able to satisfy its obligations under the agreement by March 31, 2005, as required. Overall productivity has been low in McDonald’s restaurants where kiosks have been established. McDonald’s has not, and will not, become a significant member acquisition channel. We intend either to renegotiate the terms of the agreement, including the elimination of annual maintenance fees, to negotiate a termination of the agreement or to cease performing our obligations under the agreement. If the agreement is terminated, we anticipate the recording of a net impairment charge of approximately $0.8 million related to the initial fee we paid McDonald’s in 2003 which is currently being amortized over the life of the agreement. The outcome of these decisions may have a material adverse effect on our financial condition and ability to pay creditors.

     Commencing in the second quarter of 2002, we began to reduce our spending on brand and acquisition marketing activities and we began to increase our reliance on co-branded and joint marketing arrangements, where a third-party partner is responsible for implementing a significant percentage of the marketing effort. In Brazil, our principal marketing arrangement is our strategic marketing agreement with Banco Itaú. In Mexico and Puerto Rico, we have continued our reliance on existing distribution channels, focusing primarily on kiosks located at retail locations such as shopping malls and general merchandise stores. Our reliance on the marketing efforts of strategic partners has reduced the rate at which we use cash and has lowered our sales and marketing expenses, since costs incurred by our partners are not accounted for in our results. However, reliance on third-party arrangements has also increased the potential for unforeseen events and delays over which we have limited control, as has been the case with McDonald’s in Brazil. Although historically we have been able to decrease our marketing expenditures, we will be unable to significantly reduce these expenditures in the future. Due to our limited liquidity we will not be able to invest adequately in marketing activities and this will negatively impact our membership base and consequently the attractiveness of our business to potential purchasers.

     At December 31, 2004, our ending membership base was approximately 415,000 members, an increase from approximately 400,000 members at September 30, 2004. The membership increase resulted from growth in our broadband membership in Brazil due to a one time promotion with telecommunications providers during the fourth quarter. Membership in our Banco Itaú co-branded service was approximately 108,000 members at December 31, 2004, as compared with approximately 103,000 members at September 30, 2004, and accounted for approximately 26% of our total membership base. Strong price competition from providers of free and paid Internet services in Brazil, as well as increased competition from broadband providers in Mexico and Puerto Rico, continue to significantly impact member acquisition and retention.

     Total membership counts include members of our AOLA country services, the AOL-branded service in Puerto Rico, our web-based interactive services and broadband service, as well as members of the co-branded Banco Itaú services. Our membership totals also include members participating in free trial periods and retention programs. As of December 31, 2004, 91% of our members, including members still in their trial periods, had selected credit cards, direct debit and other non-cash payment options, which have a better rate of collection than cash-payment methods, as compared with approximately 81% at December 31, 2003. Approximately 9% of our total subscribers at December 31, 2004 were in free trial periods or member retention programs, compared with 14% at December 31, 2003.

     Despite positive membership growth in the last quarter of 2004, we anticipate that our membership will once again decline during the first quarter of 2005 to approximately 406,000 members. Due to diminishing investments in brand advertising and marketing acquisition activities, we believe our membership base will continue to decline. In addition, media coverage concerning our financial condition may result in a significant reduction in our membership levels.

     During 2004, we experienced a decrease in our subscription revenues as compared with 2003. This reduction was driven by declines in Brazil and Mexico, partially offset by a minimal increase in Puerto Rico. The losses in Brazil and Mexico were driven primarily by decreases in paying members. Positive impact on subscription revenues due to currency appreciation in Brazil year-over-year was fully offset by negative impact of currency devaluation in Mexico. To date, our web-based services have not met our expectations for attracting and retaining new members. Given our decreased investment in brand advertising and marketing acquisition activities and the other adverse factors we have referred to in this report, we expect our subscription revenues to decrease in the future, driven by the decreases in paying members and by the continued change of the subscriber mix in favor of our lower-priced web-based services, rather than our higher-priced AOLA country services.

     Advertising and other revenues also decreased in 2004, as compared to 2003, as a result of our reduced membership base, our lack of success in attracting significant commitments from traditional media advertisers and lower amounts received from America Online for programming services provided for their Latino content area.

     Cash and cash equivalents at December 31, 2004 were $22.2 million, as compared with cash and cash equivalents of $31.9 million at December 31, 2003. December 31, 2004 cash and cash equivalents do not include approximately $1.1 million that served to collateralize certain retention obligations to employees and $0.7 million to collateralize certain operational expenditures. These amounts were not, and will not be, available for general corporate use. As previously disclosed, we do not expect to reach cash flow breakeven with available cash on hand and available cash is only sufficient to fund operations into the third quarter of 2005. To continue operations beyond such time, we would need an additional, substantial capital infusion, which we will not to be able to obtain from any source. Given our current circumstances, our rate of cash use may increase significantly if we are required to cease operations or initiate bankruptcy proceedings.

     During the year ended December 31, 2004, our net loss applicable to common stockholders was $92.7 million, compared with a loss of $116.6 million for the year ended December 31, 2003.

     We consider countries in which we have launched our AOLA country services or web-based interactive services as operational segments and internally report our operations on a country-by-country basis. Although amounts for Argentina are not currently material and operational results are not expected to be material in future reporting periods, we have decided not to consolidate Argentina with our corporate and other segment in order to facilitate historical segment comparisons. Each of our operating segments, except for Puerto Rico, derives its subscription revenues through the provision of interactive services and also from advertising and other revenue sources. In Puerto Rico, we derive our subscription revenue from an arrangement with America Online whereby America Online transfers its net economic interests from members to the AOL-branded service in Puerto Rico to us. Our Puerto Rico segment also derives revenue from advertising and other revenue. Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Results of Operations.”

     Our founders and principal stockholders are America Online, a subsidiary of Time Warner, and the Cisneros Group. The Cisneros Group is a name used to describe a group of investments, joint ventures, strategic alliances and companies that are associated with two of our directors, Ricardo and Gustavo Cisneros, and trusts established by them principally for the benefit of themselves and their families.

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

     Our Services

     The AOLA Country Services and Web-Based Services

     Our AOLA country services and web-based interactive services offer the following features:

     Access to the Internet. We provide our members with access to and use of the Internet. A tool bar allows members to move between the features and content on our online service and the Internet.

     Online Community Features. We believe that our services promote interactive online communities through features such as e-mail, web logs, Buddy Lists, AOL Instant Messenger and online community centers.

     Channel Line-Up. Our services feature several channels including news, finance, entertainment, Internet and computing, sports, local, lifestyles and shopping.

     Personalization and Control Features. Members to our AOLA country services and web-based interactive services are able to personalize their interactive experience in varying degrees through a number of features and tools, including parental and spam controls.

     Online and Offline “Help.” We offer our members both online “help” and offline customer support services. Our AOLA country services’ and web-based interactive services’ “help” feature assists members with their inquiries online. Offline, we have call centers providing live customer service to members for technical support, currently 24 hours a day seven days a week. For billing and other account and product inquiries, the call center is available during limited hours. The cost of such member services support is free to members subscribing to bundled pricing plans, although members may incur the cost of domestic telephone calls, except in Brazil where members also incur the cost of long distance calls. Members subscribing to unbundled plans incur per call charges and/or charges proportional to the amount of time required to service the call, in addition to any costs for domestic telephone calls.

     Service Plans, Pricing and Collection Mechanisms. Service plans are priced according to usage and the level of member services support selected by the member. In general, members are able to select from one of several service plan combinations, including those that follow:

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

     The following table sets forth the service plans and pricing that we offer in our markets as of March 10, 2005. All references to the equivalent pricing in U.S. dollars reflect exchange rates for the applicable local currencies as of March 10, 2005.

	Brazil			Mexico			Argentina			Puerto Rico
	Price	VAT	Total	Price	VAT	Total	Price	VAT	Total	Price	VAT	Total
Bundled AOLA Country Service
Unlimited Access	12.93	0.68	13.61	16.94	2.54	19.48	10.88	2.28	13.16	23.90		23.90
20 Hours	7.33	0.39	7.72	—	—	—	—	—	—	—	—	—
15 Hours							6.56	1.38	7.94
10 Hours	5.48	0.29	5.76	12.68	1.90	14.58	4.95	1.04	5.99	14.95	—	14.95
5 Hours	3.65	0.19	3.85	8.43	1.26	9.69	2.28	0.48	2.75	—	—	—
Additional Hour	—	—	—	1.53	0.23	1.76	1.00	0.21	1.22	2.95	—	2.95
Bring your own Access				8.43	1.26	9.69				14.95		14.95
12 Month Unlimited Prepaid	—	—	—	136.09	20.41	156.50	—	—	—	—	—	—
06 Month Unlimited Prepaid				76.51	11.48	87.99

Unbundled AOLA Country Service
Unlimited Access	11.18	0.59	11.77	—	—	—	6.56	1.38	7.94	—	—	—
Additional Hour	—	—	—	—	—	—	1.00	0.21	1.22	—	—	—
Member Services Support	—	—	—	—	—	—	0.84	0.18	1.01	—	—	—
Setup Fee	—	—	—	—	—	—	2.64	0.56	3.20	—	—	—

Web-Based Services
AOL Total/Conexis	12.91	0.68	13.59	10.13	1.52	11.65	9.67	2.03	11.71	14.95		14.95
AOL Executive	9.06	0.48	9.54	—	—	—	—	—	—	—	—	—
AOL Youth	9.06	0.48	9.54	—	—	—	—	—	—	—	—	—
AOL Lite	7.31	0.38	7.70	—	—	—	—	—	—	—	—	—
AOL Web without Member Service	—	—	—	—	—	—	6.33	1.33	7.65	—	—	—

We offer four versions of our web-based Internet connectivity service in Brazil:

1)	AOL Total, which provides content and email services (seven addresses) similar to our current AOL country services;

2)	AOL Executive, which focuses on news and sports relevant to adults and provides three email addresses;

3)	AOL Youth, which provides content and services of interest to the youth segment and provides three email addresses; and

4)	AOL Lite, which provides basic Internet connectivity, one email address, and minimal content.

     We launched our broadband service in Brazil nationally in August 2003. The pricing of our broadband service in Brazil varies depending upon our telecommunications partner.

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

     The Mexico plans described above are offered at discounts to monthly billing rates for members who prepay their AOLA country service. Prepayment plans are offered for three, six and twelve-month periods. Additionally, discounts are offered for payments via credit cards for any price plan. As of December 31, 2004, approximately 41% of the membership base in Mexico were subscribers to one of these prepaid plans. At the time our Mexican segment is either sold or ceases operations, members of prepaid plans may have a claim against the Company for our failure to satisfy the full term of their contracts. Furthermore, due to our current financial condition, we may cease offering prepaid plans in the near future.

     In Puerto Rico, pricing for the AOL-branded service is based on service plans offered by America Online in the United States. All service plans offered are bundled, and therefore include unlimited call center support. We also offer “Bring your own access,” which refers to usage of the AOL-branded service through a third-party Internet access provider. Prepaid plans offering additional discounts are also available in Puerto Rico. In Puerto Rico, we also offer a web-based connectivity service known as Conexis, which provides basic Internet connectivity, one email address, and minimal content. Although we are actively promoting Conexis, we do not expect it to become our primary product offering in Puerto Rico.

     We offer multiple mechanisms through which our members can pay us, including credit cards, direct debits from bank accounts and cash payment methods (including “boletos”). Cash payment methods historically have accounted for a substantial majority of all new member registrations in Brazil, Mexico and Argentina. Cash payment methods are not available in Puerto Rico. The percentage of new registrations selecting cash payment alternatives has been declining since we no longer accept cash as a form of payment for new members in Brazil, and we no longer offer any free trial period for new members selecting cash payments in Mexico. As of December 31, 2004, cash payment mechanisms had been selected by approximately 8% of our subscribers in Brazil, 9% of our members in Mexico and 41% of our members in Argentina, or by 9% of our total subscriber base. This compares with 23% of members in Brazil, 31% of members in Mexico and 44% of members in Argentina who had selected a cash payment option at December 31, 2003, accounting for 19% of our total subscriber base.

     Although we have not experienced any significant difficulties collecting subscription fees from members using credit cards and direct debit mechanisms, collection rates from members opting for the cash payment mechanisms historically have been lower and less timely. Throughout 2004 we continued to encourage conversion of cash payment subscribers to non-cash payment options and to terminate members who do not pay on a timely basis. In Mexico we have encouraged the sale of long-term prepaid plans, which now account for 41% of current AOL Mexico members, and eliminated free trial periods for members choosing the cash payment options. In Brazil we no longer offer cash as a form of payment for new members. In addition, in Argentina and for existing members in Brazil, we either offer discounts for non-cash payment options or apply surcharges to subscribers to our AOLA country and web-based interactive services who choose cash payment options.

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

Strategic Alliance with Banco Itaú

     In June 2000, we entered into a ten-year strategic alliance with Banco Itaú, one of the largest banks in Latin America. Banco Itaú is obligated to market and promote a co-branded version of our AOLA country service in Brazil as the principal means of accessing Banco Itaú’s interactive financial services. We also market a version of our web-based interactive services in Banco Itaú branches containing the same co-branded features as the country service. Our relationship with Banco Itaú has been central to our marketing efforts in Brazil.

     On December 14, 2002, we amended our strategic marketing alliance with Banco Itaú. Under the terms of the revised agreement, we now oversee, in large part, the marketing activities for the co-branded service. Banco Itaú is obligated to establish kiosks and point-of-sale displays in hundreds of its bank branches for the promotion of the co-branded services, which are staffed by promoters trained by AOL Brazil. Potential subscribers are able to sample the co-branded services and register in the bank branches. The number of promoters varies depending on the success of the marketing efforts, which are reviewed every three months. If the marketing efforts do not meet specified goals, the number of promoters may be decreased, subject to a floor on the number of promoters. Conversely, if the marketing efforts exceed specified levels, the number of promoters may be increased, subject to a maximum number of promoters. Banco Itaú is also required to distribute, at our direction, CDs containing the software for the co-branded AOLA country service via in-branch promotions and direct mail. Banco Itaú must also produce and broadcast a certain number of television commercials promoting the co-branded services and provide exclusive online banking benefits to subscribers to the co-branded services. Banco Itaú is responsible for the cost of these marketing efforts.

     The modified marketing arrangements are scheduled to remain in effect through March 2006, although the ten-year term of the agreement did not change. Banco Itaú is obligated to make cash payments to us if minimum annual revenue targets and marketing commitments are not met through March 2006. The maximum aggregate amount that Banco Itaú will be required to pay us if these targets are not met, which we refer to as reference payments, is $21.0 million and $13.0 million in 2005 and 2006, respectively. We expect to receive no amounts from Banco Itaú for the March 24, 2005 measurement date because of payments we received from Banco Itaú in lieu of marketing as described below.

     Beginning in the second half of 2003, as a result of lower than expected productivity, we reduced the number of promoters in Banco Itaú branches. Because of this reduction and our cancellation of certain CD distributions, Banco Itaú made payments to us of $4.7 million and $4.5 million during 2004 and 2003, respectively, in lieu of marketing activities it was obligated to make under our revised marketing agreement. We expect these payments to continue in the near future but the amounts to gradually decrease over time pursuant to the terms of the revised marketing agreement. Should we cease operations, such payments may cease or differ materially from currently projected payments. We have the right to redeploy or reinstate some of the promoters in the branches in the future, in which case we would forego such payments from Banco Itaú. Such payments from Banco Itaú are accounted for as funds from financing activities and will reduce future marketing expense by lowering the amortization expense associated with the shares issued to Banco Itaú. Payments we receive from Banco Itaú in lieu of marketing activities it is obligated to make serve to offset amounts that may be owed as reference payments.

     Banco Itaú’s customers who register for the narrowband co-branded services currently are entitled to a one-month free trial period, the length of which may be changed in the future and, if they subscribe to the co-branded AOL country service on a monthly, bundled unlimited-use plan, are entitled to a 20% discount. Banco Itaú, at its option, may subsidize hours for certain customers who were subscribers to the co-branded service prior to December 14, 2002. For the years ended December 31, 2004 and 2003, the amount of subsidies paid by Banco Itaú for its members was not material.

     On March 16, 2005, the Company’s management concluded that AOLA is not a going concern for financial reporting purposes and eventually will not have sufficient funds to continue operations. In light of that conclusion, management reviewed current contracts in effect and determined that the recording of a full impairment of the remaining unamortized balance of unearned services recorded as a result of its strategic marketing agreement with Banco Itaú is necessary. Management estimates that the amount of this non-cash impairment is approximately $52.5 million, and will be recorded in the first quarter of 2005. Our initial estimate of this impairment was $38.9 million. However, we revised our estimate based on additional analysis.

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

In addition, our agreement with Banco Itaú provides that if AOL Brazil becomes or is declared insolvent or bankrupt or ceases to operate its business in the normal course, the agreement automatically terminates. Our agreement with Banco Itaú also provides that if there is a change of control of AOLA (as defined in the agreement, but including the transfer of 60% or more of the fair market value of its assets), Banco Itaú would have the right to terminate the agreement.

Customer Service

     We offer online and offline customer support.

     Offline Customer Service. We have a regional customer call center in Argentina to provide support for our Spanish-language members in Argentina, Mexico and Puerto Rico. We also have a Portuguese-language call center, which has been outsourced to a third party in Brazil. Call center support was consolidated in Argentina during 2002 for the AOL-branded service in Puerto Rico and in early 2003 for the AOLA country service in Mexico to maximize operational efficiencies and benefit from lower cost opportunities afforded by the steep devaluation of the Argentine peso. America Online provides English-language support for members of the AOL-branded service in Puerto Rico. Our customer service is free of charge for subscribers enrolled in our bundled services plans. It is provided through toll-free telephone numbers in Mexico and Puerto Rico. In Brazil and Argentina, the customer incurs the cost for local and long distance calls to our call centers. Email and live chat support are also provided. Customers enrolled in our lower cost unbundled service plans incur per call, per day or time-based charges for accessing live call center support.

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

Content

     Our AOLA interactive services feature content obtained from local, regional and global content providers and member-generated content, including movie and book reviews, message board commentary and online discussions.

     Our agreements with third-party content providers range from simple links between our interactive services and the provider’s Web site to an integration of their content into our interactive services. We attempt to select our content providers based on the quality and depth of their content.

Advertising and Other Revenues

     We generate a portion of our revenues from advertising on our online services. Such advertising revenues are derived from third party relationships. Through our relationship with America Online, we sometimes have the opportunity to participate in America Online’s global advertising arrangements. We also generate additional revenues from other sources such as certain programming services provided to America Online for its Latino content area and revenue sharing agreements with certain local telecommunications providers, and limited call center support services that we provide to AOL Germany.

     Advertising. We offer our advertisers programs for the marketing of products and services, including:

•	Advertising arrangements under which we receive fees based on the number of advertisements displayed on our interactive services or the performance of these advertisement; and

•	Sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fixed payment.

     In return for most advertising arrangements, we receive cash payments. We have also entered into and may seek barter arrangements, including co-marketing and cross-promotion agreements. To date, the number and effect of barter arrangements that we have entered into has not been material.

     Our advertising revenue in 2004 decreased from 2003 levels. We expect further reductions in the future as a result of our reduced membership base, our lack of success in attracting significant commitments from traditional media advertisers and the renegotiation of long-term contracts at lower rates in 2004. A portion of our deferred revenues at December 31, 2004 included deferred advertising revenues for online marketing efforts to be fulfilled in 2005. Although these amounts are not material, in the event the Company is required to cease operations, current advertising customers may not realize services for the full term of their contracts.

     Other Revenues. Other revenues are comprised of fees we receive from America Online for programming services we provided to America Online for use on their Latino content area, representation fees we receive from America Online for selling advertising on their interactive services, fees we receive from local telecommunications companies for routing our traffic over their networks and call center support services that we provide to AOL Germany. Other revenues also include amounts received from an advertising agreement with Google. Revenues are generated based on the volume of queries in our search tool.

     In February 2003, we entered into a one-year agreement for consulting services with America Online under which we provided programming services to America Online related to America Online’s Latino content area. This agreement expired in February 2004 and we received $750,000 pursuant to this agreement for the period. An interim contract was in place for the period March through September 2004. During that period we recognized $183,000 of revenues related to the interim contract and programming work provided to America Online in 2003. A Localization Services, Licensing and Content Programming Agreement was entered into as of September 2004. Under this agreement, as amended, we provide America Online with programmers for their Latino content area in the United States in exchange for an annual payment of $400,000. We also provide America Online with certain localization services in exchange for America Online providing us with localization engineering services. America Online may also elect to engage AOLA to provide other localization services under this agreement. We received $100,000 in 2004 under the new agreement. We expect the payments to be received by us under the Localization Services, Licensing and Content Programming Agreement to exceed $60,000 in 2005

     Because local telephone service in Latin America is often metered, the utilization of our AOLA country services by our members results in incremental revenues to local telecommunications companies. To encourage incremental traffic on their local networks by our members, local providers of network access may enter into agreements compensating us for routing our traffic on their networks. Currently, we have such agreements with telecommunications providers in Argentina and Brazil. Under certain of these agreements, we receive payments based on the number of modems we have connected to the telecommunications provider’s network. Such revenues have not been material in the past and we do not expect such revenues to be material in the future.

Marketing

     In the past, we typically distributed compact discs (“CDs”) containing the software for our country service. These CDs offered new consumers the opportunity to use our online service free of charge for a limited trial period and were distributed through a broad range of distribution vehicles. Beginning in 2002, we largely ceased the mass distribution of CDs.

     Commencing in the second quarter of 2002, we began to reduce our spending on brand advertising and acquisition marketing activities and we began to increase our reliance on co-branded and joint marketing arrangements, where a third-party partner is responsible for implementing a significant percentage of the marketing effort. In Brazil, our principal marketing arrangement is our strategic marketing agreement with Banco Itaú. In Mexico and Puerto Rico, we have continued our reliance on existing distribution channels, focusing primarily on targeted increases in the number of kiosks located at retail locations such as shopping malls and general merchandise stores. Our reliance on the marketing efforts of strategic partners has reduced the rate at which we use cash and has lowered our sales and marketing expenses, since costs incurred by our partners are not accounted for in our results. However, reliance on third-party arrangements has also increased the potential for unforeseen events and delays over which we have limited control, as has been the case with McDonald’s in Brazil. In Argentina, we no longer market our services.

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

     The telephone service industry in Latin America continues to undergo considerable change. Many Latin American telephone companies in recent years have undertaken significant investments in their infrastructure. These investments have resulted in an improvement in the quality of telephone service in these countries. Although the telephone service industry in Latin America is significantly less developed outside of major cities than in the U.S., we believe that the local and long distance telephone service available is of adequate quality and sufficient capacity to meet the needs of our members.

     Telecommunications Network Capacity. Third-party telecommunications network providers transmit our online services data between the local and long distance telephone services used by our members in Latin America and America Online’s servers, which run all of our interactive services, in the U.S. and Brazil, as well as the Internet. These third-party networks provide the modems that allow our members to establish a connection to our online services and the Internet. They also carry our data between Latin America and the U.S. by satellite and through fiber optic cable.

     In Brazil, we have contracts with Telefonica, Brazil Telecom and Telemar to carry our data within Brazil and to provide the modems through which our members connect to our America Online Brazil proprietary and web-based interactive services. Telefonica also carries our data from Brazil to the U.S. through their own or affiliates’ networks or through third-party suppliers. Our contracts with Telefonica and Embratel expire on December 31, 2005 and May 25, 2005, respectively. Our contracts with Brasil Telecom and Telemar expire in April 2006 and July 2006, respectively. We also have access to capacity provided by Progress Telecommunications Corporation (“Progress”) through a contract between America Online and Progress, which expires in April 2011. America Online invoices us for the capacity used by us and the maintenance under this agreement. In Mexico, we have entered into a network contract with Avantel, an affiliate of MCI. Our contract with Avantel expired in January 2005. We are currently operating under an oral arrangement with Avantel, pending negotiation of a new agreement. We also have an agreement with UNINET, a Telefonos de Mexico affiliate, (Telmex) under which UNINET is obligated to provide us with network capacity through June 30, 2005. In Argentina, we have entered into a network contract with Impsat. Our contract with Impsat expired on March 1, 2005, and we are currently operating under an undocumented extension. In Puerto Rico, our dial-up network is provided by Centennial de Puerto Rico under a contract between America Online and Centennial which expires in June 2007. Should we decide to cease operations, additional payments or early contract termination penalties under some or all of these contracts may be incurred.

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

     In each country where we operate our AOLA country services, we believe that we have secured adequate network capacity. To ensure this going forward, we regularly forecast our needs and may make adjustments based on marketing projections and other considerations. We believe our current suppliers can and will provide us with sufficient network capacity. However, this capacity is based on our expectations of use in specific geographic areas. Some of our contracts commit us to purchase minimum amounts of network capacity. If the number of our subscribers, or their use of our online services, do not meet these minimums our per unit network costs could increase. In recent years, we have paid penalties to telecommunications providers to reduce network capacity as part of our efforts to size our infrastructure to members who pay on a timely basis.

     Technology. Our main servers are owned and maintained by America Online in three locations in Virginia in the United States and in São Paulo, Brazil. The AOLA content and the tools to operate our online services are located on these servers.

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

Competition

     We operate in the highly competitive and rapidly evolving businesses of online services and Internet access, and online advertising. We compete primarily with providers of Spanish- and Portuguese-language Internet access services. Our primary local competitors in our core target countries include Universo Online (“UOL”) and Terra Lycos and free services provided by Internet Gratis (iG), iTelefonica and iBest in Brazil; Telmex in Mexico, which has an alliance with Microsoft for the development of content and offers a Prodigy-branded service; Ciudad Internet, Advance, which is owned by Telefonica Argentina, UOL-Sinectis, and Arnet, which is owned by Telecom, and free services provided by Fullzero, Tutopia and Alternativa Gratis in Argentina; and Coquinet/PRT.net service offered by Telefonica de Puerto Rico and Caribe.net in Puerto Rico. The regulatory environment in Brazil is supportive of providers of free Internet access in Brazil. As a result, free Internet access providers have continued to attract significant numbers of new users in Brazil.

     Our online service subscription fees for our country services and the co-branded service in Puerto Rico are generally higher than those offered by competing online service providers because we consider our service to be a premium service. In order to better compete with providers of low-cost and free Internet services, during 2003 we launched our web-based services interactive services in Brazil, Puerto Rico and Argentina. To date, our web-based services have not met our expectations for attracting and retaining new members.

     We also compete for advertising revenues with traditional media such as newspapers, magazines, radio and television. We believe that the principal competitive factors in generating advertising revenue include the demographics of visitors, in addition to the number of visitors to an online service or Internet site. Our lower membership levels have negatively impacted our ability to provide advertisers with viewer impressions, and as a result advertising revenue has not recovered in line with the overall market.

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

     From December 15, 1998 through December 31, 2004, we did not make any payments to America Online for services received under the license agreement. We believe that annual payments for these services will not exceed $60,000 in the future.

     We have the same rights described above to offer CompuServe-branded services, although we no longer offer the CompuServe-branded service. We only have the right to offer AOL and CompuServe-branded interactive services. We do not have the right to offer ICQ, Netscape, MapQuest, Moviefone or any other non-AOL-branded interactive service, which is owned by America Online or Time Warner.

     We do not have the right to sub-license our rights under our license agreement with America Online. Accordingly, any potential acquirer of any of our operating businesses would have to negotiate such license rights directly from America Online. There is no assurance that any such negotiations would be consummated on agreeable terms.

Termination of our exclusive rights

     We will lose the exclusivity of our licensed rights:

•	to AOL-branded PC-based online services on the date which either America Online or the Cisneros Group own 20% or less of the outstanding voting stock of AOLA outstanding on August 7, 2000.

•	to AOL-branded TV-based and wireless-based online services, upon the later of August 7, 2005 or the date on which either America Online or the Cisneros Group own 20% or less of the outstanding voting stock of AOLA.

     For PC-based online services, the threshold number of shares is lowered if:

•	an additional strategic stockholder is admitted as a stockholder of AOLA;

•	we issue more shares of our capital stock; or

•	America Online exercises a warrant it holds to purchase 16,541,250 shares of our voting common stock.

     For TV and wireless-based online services, the threshold number of shares is lowered if:

•	an additional strategic stockholder is admitted as a stockholder of AOLA; or

•	America Online exercises a warrant it holds to purchase 16,541,250 shares of our voting common stock.

     America Online may terminate our rights under the license if we materially breach its terms. We do not believe that the commencement of a proceeding under the U.S. Bankruptcy Code would give rise to a termination right under our license agreement with America Online.

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

     We do not believe that our exercise of our licensed rights under our agreement with America Online infringes on the proprietary rights of third parties. However, America Online has received communications from third parties asserting that features, contents or names of some of our services may infringe their patents, copyrights, trademarks and other rights. We are not involved in any litigation of this type that would have a material adverse effect on our ability to develop, market and sell or operate our services. We cannot assure that in the future third parties will not make infringement claims against us for current or future features or the content of our services or that any claim would not result in litigation or require us to enter into royalty or other similar arrangements. Third parties may also challenge America Online’s marks and these challenges may result in limitation or loss of our licensed rights to America Online’s proprietary marks.

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

     We believe telephone regulations in Brazil may change. We cannot predict at this time when or whether or not these regulations will be enacted. In addition, if enacted, we cannot predict what the impact may be.

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

Employees

     As of December 31, 2004, we had 669 full-time employees of whom 195 were located in Brazil, 108 in Mexico, 308 in Argentina, and 58 in the United States (of which 29 are in Puerto Rico). We also had 182 contract employees.

Our Executive Officers

Please see Item 10 of Part III of this annual report for information regarding our executive officers.

Item 2. Properties

     Our principal executive office is located in approximately 37,000 square feet of office space in Fort Lauderdale, Florida, under a lease that expires in March 2006. Our Brazilian headquarters are located in São Paulo in approximately 22,700 square feet of office space under lease, of which approximately 11,000 square feet expire in July 2005 and the balance in August 2009. Our Mexican headquarters are located in Mexico City in approximately 14,100 square feet of office space under a lease expiring in October 2007. Our Argentina headquarters and call center, located in Buenos Aires, is approximately 14,000 square feet of office space under a lease expiring in November 2005. We also lease offices for part of our customer service operations in Argentina. It has approximately 4,090 square feet under a contract expiring in March 2006. Our Puerto Rico headquarters, located in San Juan, is approximately 5,000 square feet of office space under a lease that expires in March 2008.

Item 3. Legal Proceedings

     From time to time, AOLA and its subsidiaries are involved in litigation relating to claims arising out of their operations in the normal course of business. AOLA is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on our financial position.

Item 4. Submission of Matters to a Vote of Security Holders

     On November 11, 2004, the holders of all our outstanding preferred stock voted by unanimous written consent to approve, the transfer by AOL Mexico S. de R.L. de C.V. of its interest in AOL Servicios Professionales S. de R.L. de C.V. (“AOLSP”) to another wholly owned subsidiary, AOL S. de R.L. de C.V. and the subsequent dissolution of AOLSP following such transfer.

     On December 20, 2004, the holders of all our outstanding series B preferred stock voted by unanimous written consent to appoint Joseph M. Redling and Neil Smit as class B directors of AOLA.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

     Our class A common stock is traded on the Nasdaq SmallCap Market under the symbol “AOLA”. We believe that our class A common stock has no value. See “Preliminary Statement” above.

     From August 8, 2000 to June 21, 2002, our class A common stock traded on the Nasdaq National Market. From November 7, 2002 to January 29, 2003, our class A common stock traded under the ticker “AOLAC” because our stock was under a conditional listing period due to non-compliance with Nasdaq’s minimum market capitalization requirement for continued listing. We regained compliance with the minimum-listing requirement through the conversion of preferred stock into class A common stock by America Online and the Cisneros Group in January 2003. On June 15, 2004, the Nasdaq staff informed us that our class A common stock failed to maintain a minimum bid price of $1.00 over the 30 consecutive trading days prior to such date, as required to remain listed on the Nasdaq SmallCap Market. In accordance with Nasdaq rules, we were given 180 calendar days, or until December 13, 2004, to regain compliance with this requirement. Since our class A common stock had an aggregate market value exceeding $50 million based on the closing bid price on December 13, 2004, we received a second 180-day grace period ending on June 13, 2005 to correct the minimum bid price deficiency. The closing bid price of our class A common stock must be above $1.00 for at least ten consecutive trading days starting no later than May 31, 2005 or our class A common stock will be delisted from the Nasdaq SmallCap Market. We expect that our class A common stock will be delisted.

     No shares of our class B common stock or class C common stock are outstanding and, accordingly, no established trading market for our class B common stock or class C common stock exists. The following table sets forth, for the periods indicated, the low and high sales prices per share of the class A common stock as reported on the Nasdaq National Market or Nasdaq SmallCap Market, as applicable, since the first quarter of 2003. The table also sets forth the closing price of our class A common stock as of the last trading day in the period indicated.

	Low	High	Close
2004
October 1, 2004 through December 31, 2004	$0.36	$0.97	$0.75
July 1, 2004 through September 30, 2004	0.21	0.71	0.44
April 1, 2004 through June 30, 2004	0.56	1.29	0.69
January 1, 2004 through March 31, 2004	1.07	2.03	1.12

2003
October 1, 2003 through December 31, 2003	$1.05	$2.75	$1.42
July 1, 2003 through September 30, 2003	0.56	2.10	1.05
April 1, 2003 through June 30, 2003	0.35	0.93	0.60
January 1, 2003 through March 31, 2003	0.36	0.75	0.41

Stockholders

     There were 699 holders of record of class A common stock as of March 18, 2005.

Dividends

     We have never declared or paid any cash dividends on our shares of class A common stock. To date we have not, and will not, accumulate any retained earnings nor do we expect to do so in the foreseeable future. Therefore, we do not anticipate paying any cash dividends on our shares of class A common stock in the future. In addition, under the terms of the senior convertibles notes (see discussion in “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”), we are not permitted, without the consent of the holders of the notes, to declare or pay any dividends on our capital stock other than dividends on preferred stock in accordance with the terms of such preferred stock and payable only in additional shares of preferred stock.

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

Item 6. Selected Financial Data

     The selected consolidated financial data set forth below for each of the three years in the period ended December 31, 2004 are derived from our audited consolidated balance sheets as of December 31, 2004 and 2003 and the related audited consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years ended December 31, 2004, 2003 and 2002, which are included elsewhere in this report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

(In thousands, except share, and per share amounts)

					Six Months
	YEAR ENDED				Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	June 30,
	2004	2003	2002	2001	2000	2000
Condensed Consolidated Operations
Revenues:
Subscription	$48,816	$59,415	$62,998	$49,918	$8,050	$5,848
Advertising and other	3,602	5,759	9,109	16,525	4,423	3,352

	52,418	65,174	72,107	66,443	12,473	9,200
Costs and expenses	111,284	148,835	228,736	361,511	212,588	109,124

Loss from operations	$(58,866)	$(83,661)	$(156,629)	$(295,068)	$(200,115)	$(99,924)

Net loss applicable to common stockholders	$(92,671)	$(116,608)	$(180,591)	$(307,320)	$(205,662)	$(97,913)

Loss per common share, basic and diluted	$(0.69)	$(0.88)	$(2.69)	$(4.66)	$(4.24)	N/A

Weighted average number of common shares outstanding	135,246,144	132,903,430	67,067,603	66,017,796	48,496,436	N/A

	AS OF
	December 31,	December 31,	December 31,	December 31,	December 31,	June 30,
	2004	2003	2002	2001	2000	2000
Cash and cash equivalents	$22,167	$31,899	$75,501	$46,676	$132,866	$33,321

Total assets	$37,724	$55,739	$100,274	$84,384	$179,031	$55,640

Stockholders equity (capital deficiency)	$(149,527)	$(132,959)	$(97,086)	$21,123	$123,821	$23,319

Working capital (deficit)	$(153,045)	$17,009	$53,001	$806	$111,243	$13,261

     For a discussion of material uncertainties with respect to the data presented that may make such data not indicative of our future financial condition or results of operations, see “Item. 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Overview.

     As noted above in our “Preliminary Statement,” we do not expect to reach cash flow break even with available cash on hand, and we do not have sufficient funds to continue operations beyond the third quarter of 2005. In addition, we will not be able to obtain additional financing from Time Warner, America Online, the Cisneros Group, Banco Itaú or any other source. While we continue our efforts to sell our businesses or specified assets, Time Warner, the holder of $160 million of our senior convertible notes, has the right to require us to use the proceeds from any sale transaction to repay the senior convertible notes. In addition, our preferred stock has a current aggregate liquidation preference of approximately $599 million, excluding accrued but unpaid dividends.

     We incurred cumulative net operating losses of approximately $928.8 million from December 15, 1998, the date of our inception, through December 31, 2004. We expect to continue to incur additional losses and will not be able to continue normal operations indefinitely. Publicity surrounding our financial condition, including the likelihood that we will cease operations, may negatively impact our revenues, membership and cash balances.

     Even if we are successful in selling all of our businesses, the proceeds will not be sufficient to repay the senior convertible notes, and none of those proceeds will be available to our common stockholders. As a result, we do not believe that our common stock has, or will have, any value.

     Any potential sale of our businesses requires the consent of our preferred stockholders and the consent of Time Warner, the holder of our senior convertible notes. We do not have the right to sub-license our rights under our license agreement with America Online. Accordingly, any potential acquirer of any of our operating businesses would have to negotiate such license rights directly from America Online. There is no assurance that any such negotiations would be consummated on agreeable terms.

     Any person considering an investment in our securities is urged to consider both the risk that we will cease operations in the near future and the risk that our securities are, and will be, worthless even assuming completion of one or more strategic transactions.

     The audited consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. On March 16, 2005, management concluded that AOLA is not a going concern for financial reporting purposes and eventually will not have sufficient funds to continue operations. In light of that conclusion, management reviewed current contracts in effect and determined that the recording of a full impairment of the remaining unamortized balance of unearned services recorded as a result of our strategic marketing agreement with Banco Itaú was necessary. Management estimates that the amount of this non-cash impairment is approximately $52.5 million and will be recorded in the first quarter of 2005. Our initial estimate of this impairment was $38.9 million. However, we revised our estimate based on additional analysis.

     In addition, we may be in default under the senior convertible notes held by Time Warner Inc. This may have automatically accelerated our obligation to repay these notes and, therefore, the full $160 million may be immediately due and payable. We do not have sufficient funds available to repay this debt. In addition, Ernst & Young’s LLP’s audit report on our consolidated financial statements contains a “going concern qualification” because of its doubts about our ability to continue as a going concern.

     If a determination is made to liquidate the Company, or it is probable that a liquidation is imminent, we will be required to change our basis of accounting to the liquidation basis of accounting. No such adjustments have been made to the audited consolidated financial statements contained in this report.

     All of the statements set forth in this report are qualified by reference to the foregoing and to the Preliminary Statement and the risk factors contained within this report.

     During 2004, we continued to focus our efforts on minimizing cash utilization. These efforts allowed us to reduce our operating losses despite continuing declines in revenues. This focus had several important impacts on our fiscal 2004 results, as compared with 2003 results:

•	a reduction in operating loss and cash utilization;

•	a reduction in our costs of revenues, sales and marketing expenses and other expenses; and

•	a decrease in our total membership (from 462,000 at December 31, 2003 to 415,000 at December 31, 2004).

     We launched web-based services in Brazil and Argentina in the second half of 2003. In February 2004, we also launched a low-cost web-based service in Puerto Rico. To date, our web-based services have not met our expectations for attracting and retaining new members. Approximately 21.4% of the membership totals as of December 31, 2004, were subscribers to our narrowband web-based interactive services. Results to date indicate that membership turnover is slightly lower for our web-based offerings than for our AOLA country services, although we believe this slight improvement is not sufficient to enable us to achieve cash self-sufficiency.

     Our rate of member acquisitions has also been affected by reduced marketing expenditures and our increased focus on marketing efficiency. Given our intention to continue to decrease our investment in brand advertising and marketing acquisition activities, we expect our subscription revenues to decrease in the future driven by the continued reductions in paying members. Additionally, registrations rates and member turnover rates, and therefore total membership, continue to be negatively impacted by competition in all segments. The decreases in our membership levels are in direct contrast to increasing Internet usage in all sectors in which we operate. The regulatory environment in Brazil, under which the cost of local Internet connection calls results in incremental revenues to local telephone companies, continues to be supportive of lower-cost and free Internet service providers. As a result, the Brazilian market has continued to experience a proliferation of new competitors.

     Despite positive membership growth in the last quarter of 2004, we anticipate that our membership will once again decline during the first quarter of 2005 to approximately 404,000 members at March 31, 2005. Due to lack of funds to invest in brand advertising and marketing acquisition activities, we believe our membership base will continue to decline.

     Membership in our Banco Itaú co-branded service increased from approximately 103,000 members at December 31, 2003 to approximately 108,000 members, or 26% of our total membership base, at December 31, 2004 primarily as a result of the introduction of broadband services in our Brazil market.

     Total membership counts include members of our AOL country services, the AOL-branded service in Puerto Rico, our web-based interactive services and broadband offerings, as well as members of the co-branded Banco Itaú service. Our membership totals also include members participating in free trial periods and retention programs. As of December 31, 2004, 90% of our members, including members still in their trial periods, had selected credit cards, direct debit and other non-cash payment options, which have a better rate of collection than cash-payment methods. Approximately 9% of our total subscribers at December 31, 2004, were in free trial periods.

     In January 2003, we entered into a five-year agreement with McDonald’s to market our service via kiosks in McDonald’s restaurants in Brazil. We paid McDonald’s an initial fee of approximately $2.1 million and are required to pay an annual fee of up to $1.0 million. In addition, we also are required to pay McDonald’s a fee for each new member who becomes a paying member of our service in Brazil. We launched the project in October 2003. The implementation of this agreement has been subject to a number of delays.

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

     Implementation under the terms of the modified agreement remains behind schedule, and we do not expect that McDonald’s will be able to satisfy its obligations under the agreement by March 31, 2005, as required. Overall productivity has been low in McDonald’s restaurants where kiosks have been established. McDonald’s has not become a significant member acquisition channel and we no longer expect McDonald’s to become one. While we believe that the failure to successfully implement the McDonald’s project adversely affected the acquisition of new members, it did not have a material financial impact in 2004, other than the $0.8 million penalty we received as described above. We intend either to renegotiate the terms of agreement, including the elimination of annual maintenance fees, to negotiate a termination of the agreement or to cease performing our obligations under the agreement. If the agreement is terminated, we anticipate the recording of a net impairment charge of approximately $0.8 million related to the initial fee we paid McDonald’s in 2003 which is currently being amortized over the life of the agreement. The outcome of any decisions may have an additional material adverse affect on our financial condition.

     Commencing in the second quarter of 2002, we began to reduce our spending on brand advertising and acquisition marketing activities and we began to increase our reliance on co-branded and joint marketing arrangements, where a third-party partner is responsible for implementing a significant percentage of the marketing effort. In Brazil, our principal marketing arrangement is our strategic marketing agreement with Banco Itaú. In Mexico and Puerto Rico, we have continued our reliance on existing distribution channels, focusing primarily on targeted increases in the number of kiosks located at retail locations such as shopping malls and general merchandise stores. Our reliance on the marketing efforts of strategic partners has reduced the rate at which we use cash and has lowered our sales and marketing expenses, since costs incurred by our partners are not accounted for in our results. However, reliance on third-party arrangements has also increased the potential for unforeseen events and delays over which we have limited control, as has been the case with McDonald’s in Brazil. Although historically we have been able to decrease our marketing expenditures, we will be unable to significantly reduce these expenditures further. Due to our limited liquidity we will not be able to invest adequately in marketing activities and this will negatively impact our membership base.

     During 2004, we experienced a decrease in our subscription revenues as compared with the prior year. This reduction was driven by the loss of paying members. The loss of paid membership occurred primarily in Brazil and Mexico, while Puerto Rico increased slightly. The loss of paying members has been the main factor driving lower subscription revenues in 2004. We expect that due to lack of funds to invest in marketing activities, and the likelihood of a sale or the cessation of operations, our membership base and subscription revenues will continue to decline.

     Advertising and other revenue continued to decrease throughout 2004, despite an improved online advertising environment in Latin America. We expect our advertising and other revenues to continue decreasing in 2005. Advertising revenues are expected to decrease due to reduced advertising sales and lower membership levels. Other revenues are expected to decrease due to the renegotiation of our agreement to provide programming services to America Online for their Latino content area at lower rates.

Consolidated Results of Operations

     Revenues. Total revenues consist of subscription revenues and advertising and other revenues. The following table presents the components of our revenues for the years ended December 31, 2004, December 31, 2003 and December 31, 2002.

(In thousands, except percentages)

	YEAR ENDED
	December 31,	December 31,		%	December 31,		%
	2004	2003	Change	Change	2002	Change	Change
Revenues
Subscription	$48,816	$59,415	$(10,599)	(17.8)%	$62,998	$(3,583)	(5.7)%
Advertising and other	3,602	5,759	(2,157)	(37.5)	9,109	(3,350)	(36.8)

	$52,418	$65,174	$(12,756)	(19.6)%	$72,107	$(6,933)	(9.6)%

Distribution of revenues
Subscription	93.1%	91.2%			87.4%
Advertising and other	6.9%	8.8%			12.6%

	100.0%	100.0%			100.0%

     Subscription revenues. We derive our subscription revenues from members paying fees to subscribe to our AOLA country services and to our web-based interactive services, and from revenues received from America Online related to subscribers to the AOL-branded service in Puerto Rico. Subscription revenues do not include amounts paid to us by Banco Itaú on behalf of its customers for subsidies that it chooses or was required to make. Such receipts from Banco Itaú are netted against and recorded as a reduction of marketing expenses and thus are not accounted for as subscription revenues. Amounts paid directly to us by subscribers that exceed any time subsidized by Banco Itaú are included in subscription revenues. Under the terms of the revised marketing agreement, Banco Itaú is no longer required to subsidize its customers who are subscribers to the co-branded service. As a result, subsidies from Banco Itaú for its customers were not material as of the second half of 2003. We do not expect subsidies from Banco Itaú for its customers to be material in future periods. For subscribers that have elected to pay their subscription fees with credit cards, we begin to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers that pay through means other than credit cards, we begin to recognize subscription revenues when we receive payment.

     Advertising and other revenues. Advertising and other revenues is derived principally from:

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

Subscription Revenues

Fiscal 2004 Compared to Fiscal 2003

     Subscription revenues for the year ended December 31, 2004 were $48.8 million, a decrease of $10.6 million, or 17.8%, as compared to the year ended December 31, 2003. For 2004, the decline in subscription revenues versus the prior-year period was driven by the loss of paid members in all operating segments except Puerto Rico. The loss of paying subscribers was primarily a result of increased competition, which resulted in members lost through attrition. New member registration rates were lower than necessary to replace membership attrition, and have been negatively impacted as well by the problems related to the low productivity of the McDonald’s initiative in Brazil and the lack of alternative member acquisition channels.

     On a sequential quarter basis, reported subscription revenues remained flat in the fourth quarter of 2004 as compared to the quarter ended September 30, 2004.

     We expect subscriber revenues to continue to decrease as a result of increased levels of competition and limited investment in brand advertising and marketing acquisition required to bring new registrations to offset regular membership attrition. Furthermore, the likelihood of ceasing operations may result in a significant drop in our membership and revenue levels.

     As of December 31, 2004 approximately 41% of the membership base in Mexico subscribed to prepaid plans. The Company has recorded approximately $4.5 million of deferred subscription revenue at December 31, 2004. In the event the Company ceases operations, current members on prepaid plans may have a claim against the Company for our failure to satisfy the full terms of their contracts. Furthermore, due to the Company’s current financial condition, we may decide to cease offering prepaid plans in the near future.

Fiscal 2003 Compared to Fiscal 2002

     Subscription revenues for the year ended December 31, 2003 were $59.4 million, a decrease of $3.6 million, or 5.7%, as compared to $63.0 million in the year ended December 31, 2002. For 2003, the overall decrease in subscription revenues as compared to the prior year was primarily due to currency devaluation. Currency devaluation reduced revenues by $3.7 million during the 2003 fiscal year. Excluding the impact of currency devaluation, however, subscription revenues gains in Puerto Rico were offset by subscription revenue losses in Brazil, Mexico and Argentina. Furthermore, in the second half of 2003, losses in paying subscribers began to drive decreases in total subscription revenues. Increased competition and reduced marketing expenditures resulted in a lower level of registrations, which was insufficient to replace members lost through attrition. This resulted in a lower number of paying subscribers.

Advertising and Other Revenues

Fiscal 2004 Compared to Fiscal 2003

     For the year ended December 31, 2004, revenue from advertising and other was $3.6 million, a decrease of $2.2 million, or 37.5%, from $5.8 million in the year ended December 31, 2003. The decrease in advertising and other revenues resulted primarily from our failure to convince advertisers to redirect resources from traditional media channels to our interactive services and reduced revenues from America Online for programming services we provided for their Latino content area. Sequentially, advertising and other revenue in the fourth quarter of 2004 experienced an increase of $41,000 or 3.6%, from $1.2 million in our fiscal 2004 third quarter.

     We expect advertising and other revenue to further decrease during fiscal 2005, driven by continued weak advertising. We have not been successful in convincing advertisers in Latin America to redirect resources from traditional media channels to online advertising on our services. The reduction in membership levels we experienced in 2004 and that we expect to experience during 2005 is also expected to further restrict our ability to generate revenue from advertising by reducing our ability to generate consumer impressions. Furthermore, advertisers concern regarding our financial condition may result in a significant decline in advertising and other revenue levels.

     As of December 31, 2004, deferred advertising and other revenues amounted to $0.3 million, remaining flat as compared to December 31, 2003. Deferred revenues from advertising and other consists of payments received in advance of our delivery of the related service and are recognized as income as the services are delivered. In the event the Company ceases operations, current advertising customers may have a claim against the Company for our failure to satisfy the full term of their contracts.

     During the year ended December 31, 2004, advertising and other revenues from related parties accounted for approximately 30.3%, or $1.1 million, of the $3.6 million recorded for the period, as compared with $1.8 million in 2003. Advertising revenue from Banco Itaú amounted to $0.7 million in 2004. Other revenue from America Online in 2004 was $0.4 million, and consisted primarily of fees for certain programming services we provided to America Online for their Latino content area and of representations for advertising sold by us on the America Online service in the U.S.

Fiscal 2003 Compared to Fiscal 2002

     For the year ended December 31, 2003, revenue from advertising and other was $5.8 million, a decrease of $3.4 million, or 36.8%, from $9.1 million in the year ended December 31, 2002. The decrease in advertising and other revenue resulted primarily from our failure to convince advertisers to redirect resources from traditional media channels to our interactive services, partially offset by increased revenue from America Online for our programming services related to their Latino content area

     Costs and expenses. The following table presents the components of costs and expenses for the years ended December 31, 2004, December 31, 2003 and December 31, 2002.

(In thousands, except percentages)

	YEAR ENDED
	December 31,	December 31,		%	December 31,		%
	2004	2003	Change	Change	2002	Change	Change
Costs and expenses:
Cost of revenues	$33,957	$56,387	$(22,430)	(39.8)%	$98,695	$(42,308)	42.9%
Sales and marketing	49,519	65,397	(15,878)	(24.3)	97,170	(31,773)	32.7
General and administrative	23,799	27,051	(3,252)	(12.0)	32,871	(5,820)	17.7
Impairment of Argentina VAT receivable	4,009	—	4,009	100.0	—	—	—

Total costs and expenses	$111,284	$148,835	$(37,551)	(25.2)%	$228,736	$(79,901)	34.9%

As a percentage of total costs and expenses:
Cost of revenues	30.5%	37.9%			43.1%
Sales and marketing	44.5%	43.9%			42.5%
General and administrative	21.4%	18.2%			14.4%
Impairment of Argentina VAT receivable	3.6%	0.0%			0.0%

Total costs and expenses	100.0%	100.0%			100.0%

Cost of Revenues. Cost of revenues includes:

•	network-related costs consisting primarily of fees paid to third parties to carry our data over their telecommunications networks;

•	personnel and related costs for customer support and in-house product and content development;

•	fees we pay to America Online for use of their servers that run our interactive services (i.e. hosting services);

•	fees we pay to America Online for technical support and training;

•	fees we pay to America Online for product development;

•	fees paid to third-party content providers; and

•	collection costs and certain miscellaneous taxes.

Fiscal 2004 Compared to Fiscal 2003

     For the year ended December 31, 2004, cost of revenues was $34.0 million, a decrease of $22.4 million, or 39.8% as compared with $56.4 million in the year ended December 31, 2003. The decrease was driven by lower network and telecommunications costs and member services costs, reflecting the renegotiation of network unit costs. These reductions were in addition to cost reduction efforts taken in 2003. Product development costs, which are primarily driven by development needs for our AOLA country services, also decreased in 2004 as a result of our strategic focus on web-based services. Costs of revenue accounted for 30.5% of our total costs in 2004, down from 37.9% in the prior-year period. Currency fluctuations had a minimal effect on cost of revenues during the 2004 fiscal year.

     Cost of revenues paid to related parties primarily consists of payments made or due to America Online and its affiliates for the costs of hosting, maintenance, product development and other technical support services for our country operations. During the years ended December 31, 2004 and 2003, the cost of these services amounted to $7.5 million and $11.7 million, respectively. The decrease was driven by a reduced average membership base which directly impacted hosting fees, as well as a reduction of approximately 40% in the cost per hour of hosting fees. As of December 31, 2003, America Online had billed us approximately $3.8 million over and above amounts we had recorded in our statements of operations. The difference related to a portion of items under dispute, primarily for support services provided by America Online. This dispute was settled in our favor in February 2004 in a manner which was consistent with our historical accounting treatment and which did not have any cash impact on our financial condition. America Online is no longer seeking payment for these amounts.

Fiscal 2003 Compared to Fiscal 2002

     For the year ended December 31, 2003, cost of revenues was $56.4 million, a decrease of $42.3 million, or 42.9% as compared with $98.7 million in the year ended December 31, 2002. The decrease was driven by lower network and telecommunications costs and member services costs, reflecting the renegotiation of network unit costs, including the impact for the full year of zero-port cost arrangements with telecommunications providers, and the consolidation and outsourcing of our member services operations. Hosting costs were also lower, reflecting lower usage, primarily as a result of our termination of members who were delinquent in their payments of fees to us. These reductions were in addition to cost reduction efforts taken in 2002. Product development costs, which are primarily driven by development needs for our AOLA country services, also decreased in 2003 as a result of our strategic focus on web-based services. Cost of revenues in fiscal 2003 also reflected lower one-time charges.

Sales and Marketing

     Sales and marketing expenses include our costs to acquire and retain our members, the operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs such as the costs of kiosks and related support and the costs of CDs and their distribution as well as the costs of brand advertising on television and in newspapers, magazines and other media. Also included in sales and marketing expense is amortization of unearned services related to Banco Itaú’s strategic marketing agreement (see “Strategic Alliance with Banco Itaú” in Item 1 - Business, as well as Note 4 to our audited consolidated financial statements).

Fiscal 2004 Compared to Fiscal 2003

     The 24.3% reduction in sales and marketing expenditures, to $49.5 million from $65.4 million for the years ended December 31, 2004 and 2003, respectively, was driven by reductions in member acquisition activities, brand marketing costs and lower amortization of the value of the shares of our class A common stock issued to Banco Itaú. The reduction in member acquisition costs was achieved through a reduction in mailing of CD’s containing our software as well as fewer staffed kiosks. During 2004, we continued to evaluate the productivity of our kiosks located at Banco Itaú branches and at retail locations in Brazil, Mexico and Puerto Rico, and we closed those with lower than acceptable levels of registrations. As a result, we had 300 kiosks in operation inside the Banco Itaú branches throughout 2004 instead of a maximum of 600 kiosks in accordance with the revised contract. Excluding the kiosks located inside Banco Itaú branches and McDonald’s restaurants in Brazil, the average number of kiosks in 2004 was reduced by 46% to 102 when compared to 2003.

     In addition, we cancelled certain CD distributions Banco Itaú was obligated to make, but did not at our request. As a result of the cancellation of marketing activities Banco Itaú was obligated to make, pursuant to the terms of our revised marketing agreement, we received from Banco Itaú payments of approximately $4.7 million and $4.5 million during 2004 and 2003, respectively, in exchange for advertising on our service in lieu of the marketing activities they were obligated to undertake. We expect these payments to continue in the future but the amounts to gradually decrease pursuant to the terms of the revised marketing agreement. Should we cease operations, such payments may cease or differ materially from currently projected payments. Such payments from Banco Itaú are reflected as funds received from financing activities in our statement of cash flows and reduce future marketing expense associated with the amortization of shares issued to Banco Itaú under our strategic marketing agreement. As a consequence, total amortization of shares issued to Itaú reduced to $37.0 million in 2004 compared to $41.2 million in 2004. We have the right to choose to redeploy or reinstate some promoters in the branches in the future, in which case we would forego the corresponding payments from Banco Itaú.

     Brand marketing expense was also reduced by $4.5 million or 54.8% during 2004, from $8.2 million in 2003. The reduction is partially the result of investments of $1.9 million we made in 2003 to launch and promote our new web-based service in Brazil. In addition, in 2004 we increased reliance on third-party marketing arrangements, such as Banco Itaú’s advertisement of our services in accordance with our revised marketing agreement.

     Currency devaluation reduced sales and marketing expense in fiscal 2004 by approximately $0.6 million. For the year ended December 31, 2004, sales and marketing expenses incurred with related parties were $76,100, excluding amortization expense related to the Banco Itaú strategic marketing agreement. This expense was primarily for advertising on Time Warner properties. For the year ended December 31, 2003, sales and marketing expenses incurred with related parties were $1.0 million, and were also for advertising on Time Warner properties.

     For the year ended December 31, 2004, the amount of monies received from Banco Itaú for subsidies it pays on behalf of its members was not material, compared with $0.9 million in 2003. Subsidies paid by Banco Itaú on behalf of its members largely ceased during the third quarter of 2003 as a result of the revised marketing agreement with Banco Itaú, under which Banco Itaú is no longer required to make subsidy payments to us on behalf of its members to the co-branded service. Amortization expense of unearned services related to the Banco Itaú marketing agreement was $37.0 million in 2004 and $41.2 million in 2003. For a discussion of advertising and other relationships with Time Warner and Banco Itaú, please see “Item 13 – Certain Relationships and Related Transactions.”

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

     In addition, we also cancelled certain CD distributions Banco Itaú was obligated to make, but did not at our request. As a result of the cancellation of marketing activities Banco Itaú was obligated to make, as per the terms of our revised marketing agreement, Banco Itaú made payments to us of approximately $4.5 million during 2003 in exchange for advertising on our service in lieu of the marketing activities they were obligated to undertake. Brand marketing expense was also reduced by $8.0 million during 2003. Currency devaluation reduced sales and marketing expense in fiscal 2003 by approximately $1.5 million.

General and Administrative.

     General and administrative expenses consist primarily of personnel-related expenses, office lease payments, legal, tax and travel-related expenses, among others.

Fiscal 2004 Compared to Fiscal 2003

     For the year ended December 31, 2004, general and administrative expenses were $23.8 million, a decrease of $3.3 million, or 12.0%, from $27.1 million in the fiscal year ended December 31, 2003. The reduction in general and administrative expense was driven primarily by lower personnel-related expenses due to resignations of employees not replaced.

     Our general and administrative costs in the quarter ended December 31, 2004, decreased by $0.2 million, or 3.5%, to $5.5 million, from $5.7 million in the fourth quarter of 2003. The decline in general and administrative expense was primarily due to lower staffing levels in the fourth quarter of 2004, as compared to the prior-year period. We believe our general and administrative expenses could increase in 2005 due to increased fees to legal and financial advisors, potential increase in Director and officer insurance premiums, key personnel retention programs and severance payments.

     Both America Online and the Cisneros Group have in the past provided us with general and administrative services. In the year ended December 31, 2004, we incurred general and administrative expenses of $227,000 to America Online and the Cisneros Group. In the year ended December 31, 2003, we incurred general and administrative expenses of $44,000 to America Online, while in the year ended December 31, 2002, we incurred fees of approximately $1.6 million and $219,000 for support services provided by America Online and for services provided by the Cisneros Group, respectively.

Fiscal 2003 Compared to Fiscal 2002

     For the year ended December 31, 2003, general and administrative expenses were $27.1 million, a decrease of $5.8 million, or 17.7%, from $32.9 million in the fiscal year ended December 31, 2002. The reduction in general and administrative expense was driven by lower personnel-related expenses due to employee work force reductions. Currency devaluations decreased reported general and administrative expense by approximately $0.6 million during our 2003 fiscal year.

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

     Argentina Value-Added Tax Allowance. We have not been successful in achieving growth in our interactive services in Argentina and do not expect future growth for this business. During the second quarter of 2004, based on projections of our taxable revenue in Argentina, we determined that it was not likely that we would be able to recover our value-added tax (“VAT”) receivable from the Argentine government with a value of approximately $4.0 million at June 30, 2004. This receivable, which arose in the normal conduct of our business, can only be recovered as we make sales in Argentina and make collections from our customers. As a result, in the quarter ended June 30, 2004, we recorded a non-cash charge to establish an allowance in order to reduce the value of this VAT asset to zero. We do not expect our interactive services in

Argentina to form a material part of our operations in the foreseeable future. We expect that our call center operations in Argentina will continue to be the primary focus of any activities in Argentina.

     Interest Expense. Interest expense consists almost entirely of interest on our senior convertible notes. During the year ended December 31, 2004, interest expense was $17.5 million, down $0.5 million as compared with $18.0 million in the prior-year year. We expect quarterly interest expense to remain at current levels since our average balance of senior convertible notes outstanding is expected to remain constant. The decrease during fiscal 2004 was due to a one time correction, in the first quarter of 2004, of interest paid in 2003.

     Interest on our senior convertible notes for the fiscal year 2004 was paid through the issuance of 24,901,613 shares of our series B preferred stock to Time Warner. Under the terms of the senior convertible notes, we may choose to make payment of interest through the issuance of shares of our series B preferred stock, with the exception of the last payment, which must be paid in cash (approximately $3.2 million). To the extent we make payment through the issuance of shares, interest expense does not represent a cash outlay. Given our focus on cash preservation, we expect future payments of interest to be undertaken through the issuance of additional shares, except as noted. Consequently, interest expense should not have a cash impact on our financial condition, except for the final interest payment which must be paid in cash. A decision by us to pay the interest on the senior convertible notes through the issuance of additional shares of stock could result in significant additional dilution to our existing shareholders.

     Additionally, under the terms of our revised charter, on August 7, 2005, we are required to redeem approximately 88% of the then outstanding series B and C preferred stock issued to America Online and the Cisneros Group. It is not clear, however, whether such redemption would be prohibited by Delaware law in view of certain statutory restrictions on redemption of shares of a corporation’s own stock for cash or property. It also is not clear whether we would have sufficient available authorized shares of class A common stock for any such redemption. If any shares of preferred stock are redeemed, such redemption would result in significant additional dilution to our class A stockholders.

     Other Income, net. Other income, net consists primarily of foreign currency gains and losses and realized gains and losses on investments. For the year ended December 31 2004, other income, net was approximately $0.3 million, as compared with $0.9 million in the prior year.

Income taxes.

     For the year ended December 31, 2004, we had a provision of $124,000 related to income taxes. For the year ended December 31, 2003 we had a provision of $4,000 related to income taxes. Our income tax expense results from the application of gross asset taxes in Argentina and Mexico, which are used as alternative minimum tax systems by the governments of these countries and may be applied as credits for actual future income taxes. For additional information regarding income taxes, see note 9 to our audited consolidated financial statements.

Liquidity and Capital Resources

Current Liquidity

     At December 31, 2004, we had available cash and cash equivalents of $22.2 million, and debt in the form of 11% senior convertible notes due March 2007 in the amount of $160.0 million, as indicated in the table below:

(In thousands, except percentages)

	AS OF
	December 31,	December 31,		%
	2004	2003	Change	Change
Cash and cash equivalents	$22,167	$31,899	$(9,732)	(30.0)%

Current assets	$33,233	$44,207	$(10,974)	(24.8)%

Total assets	$37,724	$55,739	$(18,015)	(32.3)%

Working capital (deficit)	$(153,045)	$17,009	$(170,054)	(999.8)%

Current liabilities	$186,278	$27,199	$(159,079)	(584.9)%

Long-term debt	$—	$160,000	$160,000	100%

Stockholders’ equity (capital deficiency)	$(149,527)	$(132,959)	$(16,568)	12.5%

Total assets breakdown by segment:
- Brazil	$13,531	$10,069	$3,462	34.4%
- Mexico	1,371	3,575	(2,204)	(61.7)
- Argentina	470	4,421	(3,951)	(89.4)
- Puerto Rico	209	569	(360)	(63.3)
- Corporate and other	22,143	37,105	(14,962)	(40.3)

	$37,724	$55,739	$(18,015)	(32.3)%

Property and equipment, net:
- Brazil	$1,455	$2,381	$(926)	(38.9)%
- Mexico	301	593	(292)	(49.2)
- Argentina	188	282	(94)	(33.3)
- Puerto Rico	137	232	(95)	(40.9)
- Corporate and other	531	1,283	(752)	(58.6)

	$2,612	$4,771	$(2,159)	(45.3)%

     Current assets at December 31, 2004 were $33.2 million, a decrease of $11.0 million, or 24.8%, from $44.2 million at December 31, 2003. The decrease in current assets was driven almost entirely by the decline in our cash and cash equivalents position. Current liabilities at December 31, 2004 were $186.3 million, an increase of $159.1 million, or 584.9%, from $27.2 million at December 31, 2003. Current liabilities increased as a result of the reclassification of the senior convertible notes issued to Time Warner from long-term debt to current liabilities. Our working capital deficit balance at December 31, 2004 was $(153.0) million, down from a working capital of $17.0 million at the end of the prior year, also as a result of the reclassification of the senior convertible notes issued to Time Warner from long term debt.

     The decrease in current assets at December 31, 2004 was attributable to the use of initial cash balances throughout the year to finance operating losses and other operating requirements, partially offset by the receipt of cash from Banco Itaú in lieu of marketing activities it was obligated to make under the terms of our revised strategic marketing agreement and the penalty of approximately $0.8 million paid to us by McDonald’s. The increase in current liabilities primarily reflects the reclassification of the senior convertible notes from long-term debt to current liabilities, only partially offset by a reduction in accounts payable resulting from a reduction in cost of revenues and sales and marketing expenditures. As discussed previously, our level of expenditures has been reduced in relation to the declining membership base as well as our efforts to continue reducing our cost structure.

     We had only $17.9 million of cash available as of March 16, 2005. We expect that available cash will only be sufficient to fund operations into the third quarter of 2005. To continue operations beyond such time, we would require an additional, substantial capital infusion. Additional capital will not be available to us from any source. In our previous filings we have stated that we do not expect to reach cash flow break even with available cash on hand. In prior periods we were able to reduce discretionary expenditures, including marketing activities, certain costs of revenue and personnel expenses that we felt provided us with additional financial flexibility. We will be unable to significantly reduce these discretionary expenditures in the future.

     We have not identified any sources of financing to partially or fully repay the $160.0 million senior convertible notes that will be due in March 2007, and no additional financing will be made available to us. We believe we may be default under the senior convertible notes held by Time Warner Inc. This may have automatically accelerated our obligation to repay these notes and therefore, the full $160 million may be immediately due and payable. We do not have sufficient funds available to repay this debt. The full amount of the senior convertible notes is recorded in current liabilities in the consolidated balance sheet as of December 31, 2004 included herein.

     Since May 2004 we, together, with our financial advisors, have explored potential strategic alternatives for AOLA and its subsidiaries, including a possible sale of sale of our entire company, the sale of one or more of our operating businesses, sale of specific assets or other comparable transactions. To date we have not successfully completed any such transaction. In the event we are unsuccessful in completing any strategic transaction in a timely manner, we will be required to cease operations.

     Even if we are successful in selling all of our businesses, the proceeds will not be sufficient to repay the senior convertible notes, and none of those proceeds will be available to our common stockholders. As a result, we do not believe that our common stock has, or will have, any value. If we do not consummate the disposition of our businesses in a timely manner, we expect to cease operating those businesses.

     Additionally, under the terms of our revised charter, on August 7, 2005, we are required to redeem 87.8% of the then outstanding series B and C preferred stock. The exact percentage to be redeemed is subject to adjustment based on the number of shares we will issue in payment of interest on our senior convertible notes through August 7, 2005, which is in turn dependent on the price of our class A common stock. The series B and series C preferred stock may be redeemed, at our option, in cash, by delivery of shares of class A common stock or by any combination of cash and shares of class A common stock. Due to our limited cash position, we expect to redeem these shares of preferred stock through the issuance of shares of class A common stock. It is not clear, however, whether such redemption would be prohibited by Delaware law in view of certain statutory restrictions on redemption of shares of a corporation’s own stock for cash or property. It also is not clear whether we would have sufficient available shares of class A common stock for any such redemption. If any shares of preferred stock are redeemed, such redemption would result in significant additional dilution to our class A common stockholders. As noted elsewhere in this report, in addition to dilution, we believe our common stock has, and will have, no value.

     An additional restriction on our ability to obtain additional funding is that the holders of the senior convertible notes can require that the proceeds of any financing or the sale of assets be used to repay the senior convertible notes. We will not be able to obtain any financing from Time Warner, America Online, the Cisneros Group, Banco Itaú or any other source.

     The audited consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. On March 16, 2005, management concluded that AOLA is not a going concern for financial reporting purposes and eventually will not have sufficient funds to continue operations. In addition, Ernst & Young LLP’s audit report on our consolidated financial statements contains a “going concern qualification” because of its doubts about our ability to continue as a going concern.

Contractual Obligations

     At December 31, 2004, our material firm operating commitments for the next five years were approximately $36.1 million, compared to approximately $35.0 million at December 31, 2003. Material firm operating commitments represent our minimum obligations to third-parties under telecommunications network contracts, obligations under leases for office space, autos and office equipment used in the normal course of operations. However we do not expect to continue operations under the normal course, and therefore the amounts owed may be materially different from the ones shown in the table below

     The following table summarizes our contractual firm operating obligations at December 31, 2004, and the timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods:

(in thousands)

		Less than 1			More than 5
Contractual Obligations	Total	year	1 - 3 years	3 - 5 years	years

Long-Term Debt	$160,000	$160,000	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	36,083	13,675	22,408	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—

TOTAL	$196,083	$173,675	$22,408	$—	$—

     Our network agreements do not extend beyond 2007; therefore the foregoing table does not reflect any amounts in 2007 and beyond. We do not expect to replace expiring contracts at future dates.

(In thousands, except percentages)

	YEAR ENDED
	December 31,	December 31,		%	December 31,		%
	2004	2003	Change	Change	2002	Change	Change
Condensed Cash Flow Statement:
Cash and cash equivalents, beginning of period	$31,899	$75,517	$(43,093)	(57.1)%	$46,676	$28,841	61.8%

Cash flow (used) provided by :
Operating activities	(14,825)	$(47,228)	$31,878	68.3	$(127,705)	$81,002	63.4
Investing activities	(300)	(1,559)	1,259	80.7	(2,026)	467	23.1
Financing activities	4,814	4,556	(258)	(5.7)	159,490	(154,934)	(97.1)
Effect of exchange rate changes on cash and cash equivalents	579	613	33	5.3	(918)	1,531	166.8

Net decrease in cash and cash equivalents	(9,732)	(43,618)	33,362	77.4	28,841	(71,934)	(249.4)

Cash and cash equivalents, end of period	$22,167	$31,899	$(9,732)	(30.0)%	$75,517	$(43,093)	(57.1)%

Capital spending by segment:
- Brazil	$110	$998	$(888)	(89.0)%	$1,059	$(61)	(5.8)%
- Mexico	24	259	(235)	(90.7)	249	10	4.0
- Argentina	31	136	(105)	(77.2)	7	129	1,842.9
- Puerto Rico	23	157	(134)	(85.3)	133	24	18.0
- Corporate and other	112	9	103	11.4	578	(569)	(98.4)

	$300	$1,559	$(1,259)	(80.7)%	$2,026	$(467)	(23.1)%

Cash Flow

     In the year ended December 31, 2004, we utilized $14.8 million of cash to fund our operating losses and working capital activities. Cash capital expenditures during 2004 were an additional $0.3 million. This was financed through a reduction in the amount of cash on hand at the beginning of the year, through $4.7 million received from Banco Itaú in lieu of marketing activities it was obligated to undertake under the terms of our revised strategic marketing agreement, as well as the penalty of $0.8 million received from McDonald’s, as described in Item 1. Monies received from Banco Itaú in lieu of marketing activities are recorded as financing activities. Furthermore, monies received from Banco Itaú in lieu of marketing activities serve to offset amounts Banco Itaú may owe as a result of not meeting the targets contained in our strategic marketing agreement. As a result, we do not expect to receive any amounts from Banco Itaú for the March 2005 measurement date. We also received in 2004 a penalty payment of approximately $0.8 million from McDonald’s for its failure to comply with the terms of the agreement. The McDonald’s penalty payment was applied against our initial investment of $2.1 million.

     Cash used in operating activities in the fourth quarter of 2004 was $3.5 million, a decrease of 53.7% from $7.5 million used in the fourth quarter of 2003 and an increase of 11.6% from $3.1 million, in the third quarter of 2004. Our ending cash and cash equivalents position of $22.2 million at December 31, 2004 benefited from a payment from Banco Itaú to the Company in lieu of certain marketing activities. We received $1.2 million from Banco Itaú in the 2004 fourth quarter, compared to $1.8 million received in the same period of the prior year. We expect these payments to continue in the near future but the amounts to gradually decrease over time pursuant to the terms of the revised marketing agreement. Should we cease operations, such payments may cease or differ materially from currently projected payments. The Company expects cash utilization to increase in the first quarter of 2005, primarily as a result of seasonal working capital fluctuations including payment of annual bonus, and the payment of approximately $700,000 for differences in historical tax rates over collected revenues we were contesting in Brazil. This amount has been reflected in the 2004 consolidated statements of operations. Throughout the year, we also expect cash utilization to increase significantly when compared to fiscal 2004 driven by incremental legal and financial advisory fees, Director and Officer’s liability insurance premiums and severance and retention obligations.

     In the year ended December 31, 2003, our operations required $47.2 million to fund operating losses and activities and capital expenditures of $1.6 million. This was financed through the use of initial cash and cash equivalent balances on hand and through the issuance of $160.0 million in senior convertible notes to Time Warner in 2002.

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

     Interest is payable either in cash or preferred stock, at our option. If interest is paid in shares, the price per share is determined based on the average closing price of the class A common stock for the twenty trading dates ending two days prior to the date of payment. On December 31, 2004, we made our quarterly payment of interest on the Time Warner notes, which covered the period from October 1 through December 31, 2004. The interest payment of approximately $4.4 million was made through the issuance of 5,772,497 shares of series B preferred stock to Time Warner, based on an average price of $0.7685 per share. For the year ended December 31, 2004, we incurred $17.3 million related to interest payable to Time Warner on the senior convertible notes, as compared with $17.8 million for the year ended December 31, 2003. We expect to incur approximately $17.6 million in annual interest expense as long as the full amount of $160.0 million in senior convertible notes is outstanding. Under the terms of the senior convertible notes, we may choose to make payment of interest through the issuance of shares of our series B preferred stock, with the exception of the last payment, which must be paid in cash (approximately $3.2 million). To the extent we make payment through the issuance of shares, interest expense does not represent a cash outlay. Given our focus on cash preservation, we expect future payments of interest to be undertaken through the issuance of additional shares, except as noted. Consequently, interest expense should not have a cash impact on our financial condition, except for the final interest payment which must be paid in cash. However, depending on market conditions at the time, a decision by us to pay the interest on the senior convertible notes through the issuance of additional shares of stock could result in significant additional dilution to our existing shareholders.

     In the event the $160.0 million in senior convertible notes were to be converted by Time Warner, an additional 44,150,105 shares of preferred stock would be issued to Time Warner, increasing the economic ownership by America Online and its affiliates in AOLA to 62.5% and their relative voting strength to 74.1%, assuming conversion of the warrant granted to America Online at the date of our initial public offering and the options granted to its employees who are members of our Board of Directors. Interest payments on the senior convertible notes over the remaining life of the notes will total approximately $38.4 million, assuming the notes are not converted to stock prior to their maturity. Because we intend to pay interest through the issuance of additional shares of preferred stock, we expect America Online’s relative ownership and voting strength to continue to increase over the foreseeable future.

     Time Warner has granted us a waiver for fiscal 2002, 2003 and 2004 related to our non-compliance with an affirmative covenant in the senior convertible notes requiring our auditors to certify annually that we have not defaulted under the notes. Our auditors were unable to provide the certification because it required them to certify non-quantitative matters. There can be no assurance that we will receive any future waivers from Time Warner or any other holder of the senior convertible notes for any non-compliance by us under this covenant or any other covenant. If we do not obtain this waiver, we will be in default under the notes and may be obligated to repay them immediately. We may be in default under the notes and Time Warner might request us to repay them immediately. We do not, and will not, have sufficient funds to repay the notes.

Historical Financing

     From inception through December 31, 2004, our operations have been financed through the issuance of senior convertible debt and through capital raised in several rounds of financing, including our initial public offering on August 8, 2000. Funds raised through December 31, 2004 have totaled $711.5 million, net of issuance-related expenses, as shown in the following table in millions:

			Total America
	America	Time	Online and	Cisneros	Bance
	Online	Warner	Time Warner	Group	Itau	Public	Total
Pre-IPO	$50.0	$—	$50.0	$150.1	$—	$—	$200.1
IPO	31.3	—	31.3	31.3	—	140.5	203.1
March-01	65.8	—	65.8	63.3	19.7	—	148.8
Sr. Convertible Notes	—	159.5	159.5	—	—	—	159.5

Totals	$147.1	$159.5	$306.6	$244.7	$19.7	$140.5	711.5

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

Segment Results of Operations

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we disclose information based on the way we organize financial information for making operating decisions and assessing performance. We consider markets in which we have launched our AOLA country services or web-based interactive services as operational segments and report our operations on a country-by-country basis. In determining reporting segments, we internally reviewed the current management structure that reports to the chief operating decision-maker and analyzed the reports received by that decision-maker in order to allocate resources and measure performance. Each of our operating segments derives its revenues from subscriptions to our interactive services, and to a lesser extent from advertising and other revenues. The accounting policies of the reportable segments are the same as those described in “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations– Critical Accounting Policies” and in the summary of significant accounting policies contained in Note 2 of our audited consolidated financial statements.

     As of December 31, 2004, we internally reported our results of operations in four geographic segments — Brazil, Mexico, Argentina and Puerto Rico — in addition to our corporate and other group. Although amounts for Argentina are not currently material and are not expected to be material in future reporting periods, we have decided not to consolidate Argentina with our corporate and other segment in order to facilitate historical segment comparisons. No single customer accounted for 10% or more of our total revenues for any of the periods presented. See Note 6 to our audited consolidated financial statements for a discussion of segments.

Revenues by Segment

Our revenues by type on a segment basis are shown in the table below:

(In thousands, except percentages)

	YEAR ENDED
	December 31,	December 31,		%	December 31,		%
	2004	2003	Change	Change	2002	Change	Change
Revenues by operating segment
- Brazil	$18,350	$25,267	$(6,917)	(27.4)%	$30,755	$(5,488)	(17.8)%
- Mexico	17,427	22,726	(5,299)	(23.3)	27,164	(4,438)	(16.3)
- Argentina	2,028	2,019	9	0.4	2,301	(282)	(12.3)
- Puerto Rico	14,369	14,188	181	1.3	11,374	2,814	24.7
- Corporate and other	244	974	(730)	(74.9)	513	461	89.9

	$52,418	$65,174	$(12,756)	(19.6)%	$72,107	$(6,933)	(9.6)%

As a percentage of total revenues
- Brazil	35.0%	38.8%			42.7%
- Mexico	33.2%	34.9%			37.7%
- Argentina	3.9%	3.1%			3.2%
- Puerto Rico	27.4%	21.8%			15.8%
- Corporate and other	0.5%	1.4%			0.6%

	100.0%	100.0%			100.0%

Fiscal 2004 Compared to Fiscal 2003

     For the year ended December 31, 2004, our total consolidated revenues were $52.4 million, a decrease of 19.6% from $65.2 million in the year ended December 31, 2003. The decrease was driven primarily by declines in Brazil and Mexico, which were partially offset by a minimal increase in Puerto Rico and Argentina. The decrease in total revenues was driven by declines in both revenues from subscriptions and revenues from advertising and other.

     Total revenues in 2004 in Brazil, which remained our largest segment at 35.0% of total revenues, fell by 27.4% to $18.4 million in 2004, as compared with 2003. The decrease was driven by reductions in both advertising and other revenue and lower subscription revenue. Advertising and other revenue fell by $0.9 million, or 37.5%, in 2004. Subscription revenue in Brazil also declined by $6.0 million, or 26.3%, during the year. The decrease in subscription revenue in Brazil was primarily driven by loss of paying membership and lower price mix due to migration of AOLA country service members to the lower priced web service. Currency appreciation had a positive impact in subscription revenues of about $0.9 million. Competition from low-cost and free Internet service providers in Brazil during 2004 placed us at a pricing disadvantage that resulted in increased membership turnover, especially among members of our AOLA country service in Brazil. Membership was also negatively impacted by a decrease in new member registration rates caused by the reduction in marketing activity from our closing of inefficient and unproductive kiosks at retail locations, and from the delays in the implementation and low productivity of our McDonald’s marketing agreement.

     In September 2003, we launched our web-based interactive services in Brazil. Our web based services in Brazil have performed below expectations both in terms of attracting new members as well as reducing membership turnover. The pricing of our web-based services is lower than that of our AOLA country service. Consequently, revenue from the web-based service has been lower due to both lower pricing and fewer member registrations. Our Banco Itaú membership levels grew modestly in 2004 due primarily to the introduction of our broadband web-based services. The modest growth in the membership level of Banco Itaú is not sufficient to offset lost revenues and contribution from our AOLA country service in Brazil, and therefore we believe that we will not be able to achieve operating cash self-sufficiency in Brazil.

     For the year ended December 31, 2004, total revenues from Mexico were $17.4 million, a decrease of $5.3 million, or 23.3%, from $22.7 million in the prior year. Mexico continued as our second largest segment in fiscal 2004, accounting for 33.2% of total revenues. The decrease in total revenues from Mexico was driven primarily by lower subscription revenue, which fell by approximately $4.7 million, or 22% from the prior year. The decrease in subscription revenue was caused by a loss of paid membership, and by an increase in the number of members choosing long-term prepaid plans which are sold at a discount to our monthly, unlimited usage plan. Currency devaluation reduced reported total revenue from Mexico by $0.5 million, or (2.7)%. Advertising and other revenue in Mexico also declined by approximately $0.6 million, or by 41.0%, to $0.9 million in 2004.

     Total revenues from Puerto Rico increased by 1.3% to $14.4 million in the year ended December 31, 2004, driven by an increase in subscription revenue that more than offset a decrease in advertising and other revenues. Puerto Rico accounted for 27.4% of total revenues, as compared with 21.8% of total revenues in 2003. Puerto Rico continued as our third largest segment in 2004, although it increased its relative share of our total revenues. We estimate that the premium tier of the Puerto Rican market represents 20% of the total addressable market in Puerto Rico, and that we are market leaders in the premium segment. We launched a web-based product offering Internet connectivity and minimal content and email features in February 2004, targeting the low-cost segment of the Puerto Rican market. We do not believe that our web based services in Puerto Rico, Conexis, will become a significant portion of our business in Puerto Rico.

     Total revenues in Argentina in the year ended December 31, 2004 increased by $9,000, or 0.4% to $2.0 million. The increase was driven by advertising and other revenues which grew $0.3 million or, 94.1%, more than offsetting a decline in subscription revenue of 18.8%, or $0.3 million, which was caused by the loss of paid membership during the year.

     Total revenues from our corporate and other segment decreased $0.7 million in the year ended December 31, 2004, down from $1.0 million in 2003. Revenues in our corporate and other segment are comprised primarily of advertising and other revenue. During 2004, approximately $0.2 million was derived from our provision of programming services to America Online for the Latino content area of America Online’s U.S. service. Our agreement with America Online expired in February 2004. An interim contract was in place for the period March through September 2004. During that period we recognized $183,000 of revenues related to the interim contract. A new two year agreement was signed in September 2004 under which America Online will pay us $400,000 per year and provide us without charge with certain product development services for our Spanish-language client software.

Fiscal 2003 Compared to Fiscal 2002

     For the year ended December 31, 2003, our total consolidated revenues were $65.2 million, a decrease of 9.6% from $72.1 million in the year ended December 31, 2002. The decrease was driven primarily by declines in Brazil and Mexico, which were partially offset by increases in Puerto Rico and our corporate and other segments. The decrease in total revenues was driven by declines in both revenues from subscriptions and revenue from advertising and other.

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

     For the year ended December 31, 2003, total revenues from Mexico were $22.7 million, a decrease of $4.4 million, or 16.3%, from $27.2 million in the prior year. Mexico was our second largest segment in fiscal 2003, accounting for 34.9% of total revenues. The decrease in total revenues from Mexico was driven primarily by lower subscription revenue, which fell by approximately $3.8 million, or 15.1% from the prior year. The decrease in subscription revenue was caused by a reduction in the number of paid members, and by an increase in the number of members choosing long-term prepaid plans which are sold at a discount to our monthly, unlimited usage plan. Currency devaluation also reduced reported revenue from Mexico by $2.5 million, or 10%. Advertising and other revenue in Mexico also declined by approximately $0.7 million, or by 30.3%, to $1.6 million in 2003.

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

Operating Losses by Segment

Our losses from operations on a segment basis are as follows:

(In thousands, except percentages)

	YEAR ENDED
	December 31,	December 31,		%	December 31,		%
	2004	2003	Change	Change	2002	Change	Change
Income / (loss) from operations by segment:
- Brazil	$(41,502)	$(60,458)	$18,956	31.4%	$(95,447)	$34,989	36.7%
- Mexico	(2,020)	(7,649)	5,629	73.6	(37,268)	29,619	79.5
- Argentina	(5,190)	(1,683)	(3,507)	(208.4)	(3,141)	1,458	46.4
- Puerto Rico	4,530	2,495	2,035	(81.6)	956	1,539	(161.0)
- Corporate and other	(14,684)	(16,366)	1,682	10.3	(21,729)	5,363	24.7

	$(58,866)	$(83,661)	$24,795	29.6%	$(156,629)	$72,968	46.6%

As a percentage of total loss from operations:
- Brazil	70.5%	72.3%			60.9%
- Mexico	3.4	9.1			23.8
- Argentina	8.8	2.0			2.0
- Puerto Rico	(7.7)	(3.0)			(0.6)
- Corporate and other	25.0	19.6			13.9

	100.0%	100.0%			100.0%

     Our loss from operations in the year ended December 31, 2004 was $58.9 million, a decrease of $24.8 million, or 29.6%, from $83.7 million in the prior-year period. Brazil, Mexico and our corporate and other segment all reduced losses, while profit from Puerto Rico increased during the year. Argentina recorded an increase in its operating loss for the year due to the write off of their VAT receivable in June 2004 for $4.0 million. The reduced segment losses were primarily achieved by lower telecommunications, network and member services expense in costs of revenues, and lower sales and marketing expense, which offset decreases in revenues.

     In the year ended December 31, 2004, Brazil reduced its year-over-year loss by 31.4% to $41.5 million. Of this amount, $37.0 million is expense related to the amortization of the unearned services related to the strategic marketing agreement between us and Banco Itaú, a non-cash charge. Our Mexico segment loss declined by 73.6% to $2.0 million during the 2004 fiscal year. Argentina’s loss increased by 208.4% to $5.2 million. Excluding the effect of the VAT written off, Argentina’s operating loss would have decreased by 29.8% from the prior year. Our corporate and other segment loss was reduced by 10.3% to $14.7 million, primarily as a result of workforce cost reduction efforts. Puerto Rico reported a profit of $4.5 million during 2004, up from $2.5 million in the prior-year period. The increase in Puerto Rico was driven by higher average paid membership levels.

     Our loss from operations for the year ended December 31, 2003 decreased to $83.7 million, from $156.6 million in the prior year ended December 31, 2002. All segments significantly reduced their losses aided primarily by cost reductions achieved through our focus on higher quality members. Brazil narrowed its year-over-year loss by 36.7%, or $35.0 million, to $60.5 million. Mexico reduced its loss to $7.6 million, down $29.6 million, or 79.5%, from 2002. Argentina’s loss was reduced by 46.4% to $1.7 million, down from a loss of $3.1 million in the year ended December 31, 2002. The improvement in Argentina was driven by the impact of a 66% decline in the value of the peso, in addition to reduction in local operating activities necessitated by the economic crisis affecting that country. Our corporate and other segment also reduced its loss, from $21.7 million in 2002 to $16.4 million, primarily as a result of workforce cost reduction efforts.

Total and Long-Lived Assets by Segment

     Our total and long-lived assets on a segment basis are as follows. Long-lived assets are comprised primarily of fixed assets and capitalized product development and other intangible assets for each period presented:

(In thousands, except percentages)

	AS OF
	December 31,	December 31,		%
	2004	2003	Change	Change
Total assets breakdown by segment:
- Brazil	$13,531	$10,069	$3,462	34.4%
- Mexico	1,371	3,575	(2,204)	(61.7)
- Argentina	470	4,421	(3,951)	(89.4)
- Puerto Rico	209	569	(360)	(63.3)
- Corporate and other	22,143	37,105	(14,962)	(40.3)

	$37,724	$55,739	$(18,015)	(32.3)%

Property and equipment, net:
- Brazil	$1,455	$2,381	$(926)	(38.9)%
- Mexico	301	593	(292)	(49.2)
- Argentina	188	282	(94)	(33.3)
- Puerto Rico	137	232	(95)	(40.9)
- Corporate and other	531	1,283	(752)	(58.6)

	$2,612	$4,771	$(2,159)	(45.3)%

     At December 31, 2004, we had total assets of $37.7 million, a decrease from $55.7 million at December 31, 2003. At December 31, 2004, our assets were primarily concentrated in our corporate and other sector, which at $22.1 million accounted for 58.7% of total assets. Cash and cash equivalent balances at December 31, 2004, of $22.2 million accounted for 60.2% of total assets and 80.4% of assets in our corporate and other segment. Assets located in Brazil, Mexico, Argentina and Puerto Rico amounted to $13.5 million, $1.4 million, $0.5 million and $0.2 million at December 31, 2004, respectively, and consisted primarily of accounts receivable and prepaid expenses. Fixed assets and capitalized product development accounted for $2.6 million of total assets.

     At December 31, 2003, we had total assets of $55.7 million, down from $100.3 million at December 31, 2002. At December 31, 2003, our assets were primarily concentrated in our corporate and other sector, which at $37.1 million accounted for 66.6% of total assets. Cash and cash equivalent balances represented $31.9 million of total assets. Assets located in Brazil, Mexico, Argentina and Puerto Rico amounted to $10.1 million, $3.6 million, $4.4 million and $0.6 million at December 31, 2003, respectively, and were comprised primarily of accounts receivable, fixed assets and capitalized product development. Of the assets located in Argentina, $4.0 million corresponded to our prepaid value-added tax position. In June 2004 Argentina recorded an allowance of $4.0 million against the value-added tax position, reducing the prepaid balance to zero. The reported dollar value of assets located in the countries was reduced by approximately 16% due to the translation impact of currency devaluation.

     The year-over-year decrease in long-lived assets located in the operating countries resulted mainly from the amortization of fixed assets over their expected useful lives and the impact of currency devaluation on reported translated values. The reduction in long-lived assets in Brazil and Mexico during 2003 was also impacted by write-off of leasehold improvements associated with the abandonment of our leased office space as part of our consolidation of customer call centers.

     Depreciation and amortization expense exclusive of the amortization of unearned services related to the strategic marketing agreement with Banco Itaú for the year ended December 31, 2004 totaled $2.4 million, and was primarily incurred in Brazil and our corporate and other segments. Depreciation and amortization expense for the year ended December 31, 2003 totaled $3.7 million.

     Capital expenditures for long-lived assets in the year ended December 31, 2004 totaled $0.3 million, down from $1.6 million in the year ended December 31, 2003. Brazil accounted for most of our capital spending in 2004, with $0.1 million. Expenditures on capital assets in the year ended December 31, 2003 amounted to $1.6 million, with Brazil accounting for the majority with $1.0 million.

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

     Under our strategic alliance with Banco Itaú, prior to December 14, 2002, Banco Itaú was required to offer at least one hour of subsidized usage per months to subscribers of the co-branded service following the expiration of a subscriber’s trial period. Banco Itaú could also choose to provide additional subsidized time to its customers beyond the one-hour obligation. Banco Itaú was also required to pay us a nominal amount for subscribers who had not used the service during the previous month and who were beyond their free trial period. Amounts paid to us by Banco Itaú on behalf of its customers for subsidies that it chose or was required to make were recorded as a reduction of marketing expenses and not as subscriber revenues. Amounts paid directly to us by subscribers that exceeded the time subsidized by Banco Itaú were included in subscription revenues. Were we to have recognized payments from Banco Itaú as revenues, our subscriber revenues and sales and marketing expense would be higher than currently reported. Under the terms of the revised marketing agreement, Banco Itaú is no longer required to subsidize some of its customers, although it may choose to do so. To the extent any additional customer subsidies are received from Banco Itaú, we will continue to record such subsidies as reductions in marketing expenses. In the second half of 2003, subsidies from Banco Itaú on behalf of its customers largely ceased.

Cost of Revenues – Zero Port Costs

     We have entered into zero-cost agreements with telecommunications companies who provide us with modem ports that are used by our customers to access our interactive services and the Internet. Under these agreements, we provide the telecommunications providers with advertising in exchange for the rental fees of the ports. We credit the value of the advertising we provide against our telecommunications expense in cost of revenues because we are not able to reliably determine the fair value of the ports or advertising under these arrangements. As a consequence, our income statement essentially reflects a cost of zero for ports under these arrangements.

     Were we able to value the fair value of the ports or advertising received, we would recognize incremental revenue for the value of the advertising provided. We would also recognize expense for the value of the ports. Although the profit impact of this alternative treatment would be neutral, we would report both higher revenues and higher expense.

Valuation of Accounts Receivable – Reserve for Bad Debt

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

     We recorded provisions to the allowance of approximately $155,000, $25,000, and net recoveries of $451,000 during the years ended December 31, 2004, 2003 and 2002, respectively. Write-offs against the allowance totaled approximately $282,000, $467,000, and $860,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

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

     Accordingly, as a result of applying the intrinsic value method of accounting to stock options we have issued, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant. During fiscal 2004 no expenses were recognized in relation to the granting of stock options issued below market price. Total expense recognized in relation to the granting of stock options issued below market price was limited to approximately $241,000 in the year ended December 31, 2003 and $301,000 in the year ended December 31, 2002, related to options grant issued to our Chief Executive Officer. Had we accounted for stock options issued to our employees using the fair value method, our stock-based compensation expense would have had a stock-based compensation expense of $1.2 million in the year ended December 31, 2004, a stock-based compensation credit of $61,000 in the year ended December 31, 2003, and a stock-based compensation expense of $5.3 million in the year ended December 31, 2002.

Forward-Looking Statements

     This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: our plans to sell, cease operating or liquidate our businesses and the expected consequences of such actions, our expectation that current cash on hand will be sufficient to fund operations into the third quarter of 2005, future membership levels, future revenues, cash in lieu of marketing activities we expect to receive from our strategic alliance with Banco Itaú, our marketing agreement with McDonald’s in Brazil and the expected amendment or termination of this agreement, future marketing efforts, future costs of revenues and future costs and expenses, future losses, the effect of a bankruptcy proceeding on our license agreement with America Online, and the method of payment of interest on the Time Warner notes.

Risk Factors

     The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

Available cash may last only until the third quarter of 2005 and we will not be able to sustain our business after that

     We only had $17.9 million of available cash as of March 16, 2005. We expect that available cash will only be sufficient to fund operations into the third quarter of 2005. To continue operations beyond such time, we would require an additional, substantial capital infusion. Additional capital will not be available to us from any source. In our previous filings we have stated that we do not expect to reach cash flow break even with available cash on hand. We incurred cumulative net operating losses of approximately $928.8 million from December 15, 1998, the date of our inception, through December 31, 2004. We expect to continue to incur additional losses and will not be able to continue normal operations indefinitely. In light of our current situation, we may incur additional unanticipated expenses, anticipated expenses may be incurred prior to when we currently anticipate they will be incurred or our revenues may deteriorate faster than expected, in which case we could run out of cash prior to the third quarter of 2005.

The class A shares have, and will have, no value

     Our class A common stock ranks junior to both classes of preferred stock and to our senior convertible notes. We do not have sufficient funds to repay the senior convertible notes. Therefore, the class A common shares have, and will have, no value. Even if we successfully complete one or more strategic transactions, we still will not have sufficient funds to pay anything to our stockholders.

America Online, Time Warner, the Cisneros Group and Banco Itaú do not have any commitment to fund our future capital requirements and they will not provide us with any further funding

     We disclosed in previous filings that our cash on hand will only be sufficient to fund operations into the third quarter of 2005. In addition, in March 2007, we will require $160.0 million to repay our senior convertible notes. Our principal stockholders have no obligation to provide additional financing to cover our future needs, and Time Warner has stated that it does not plan to provide us with additional funding. Moreover, we do not believe that any of our stockholders or anyone else will provide us with additional funding. Furthermore, Time Warner is not obligated to refinance our senior convertible notes.

If America Online, Time Warner and the Cisneros Group fail to agree on matters related to our business, our business may be adversely affected for as long as they are unable to agree

     Because America Online and the Cisneros Group jointly control us through provisions contained in our restated certificate of incorporation, restated by-laws, and stockholders’ agreement, either America Online or the Cisneros Group can block a wide variety of actions, including seeking bankruptcy protection, material assets sales, budgetary authorizations and changing significant corporate governance provisions in our restated certificate of incorporation and restated by-laws. Additionally, Time Warner holds certain veto rights through its ownership of our senior convertible notes. If our stakeholders are unable to reach agreement, our business will be adversely affected and we will be unable to complete transactions that might otherwise permit us to satisfy a larger amount of our liabilities.

We may be in default under our senior convertible notes

     We may be in default under our senior convertible notes. If so, Time Warner would be able to demand immediate payment under the notes, and we do not have sufficient funds to repay the notes.

Insolvency of subsidiaries may result in termination of important agreements

     Various agreements to which our subsidiaries are parties provide that if our subsidiary is or becomes insolvent, ceases to operate in the ordinary course or commences liquidation or dissolution proceedings, those agreements automatically terminate or the other party to the agreement may have the right to terminate those agreements. In connection with any such termination, we may be required to incur significant penalty payments. Any such termination could have a material adverse impact on our businesses and our ability to sell or operate them and may require us to cease operating them sooner than would otherwise be the case.

We may not be able to sell any of our businesses. Even if we were successful in selling any of our businesses, we would still have to cease operations

     We will not be able to obtain additional funding from any source. Since May 2004 we, together with our financial advisors, have explored potential strategic alternatives for AOLA and its subsidiaries, including a possible sale of our entire company, the sale of one or more of our operating businesses, the sale of specific assets or other comparable transactions. To date, we have not successfully completed any such transaction. Any such transaction may be subject to the consent of third parties under contracts they have with us, which we may not be able to obtain. Even if we are able to complete a strategic transaction or the sale of one or more of our businesses, we are required to use the proceeds of any such transaction to repay the senior convertible notes, and those funds would not be available for use by the Company, whether to pay other creditors, common stockholders or otherwise. Even if we are able to complete any such transaction, we will be required to cease operations.

     In addition, any potential sale of our businesses requires the consent of our preferred stockholders and the consent of Time Warner, the holder of our senior convertible notes. We do not have the right to sub-license our rights under our license agreement with America Online. Accordingly, any potential acquirer of any of our operating businesses would have to negotiate such license rights directly from America Online. There is no assurance that any such negotiations would be consummated on agreeable terms.

America Online, Time Warner and the Cisneros Group control our company, may have interests that conflict with each other as well as with the interests of class A common stockholders and are free to place their respective interests ahead of those stockholders

     At December 31 2004, America Online/Time Warner and the Cisneros Group controlled approximately 69.7%, and 28.8%, respectively, of the voting power of our outstanding capital stock. Because they operate in the interactive services and media industries, their control creates actual and potential conflicts of interest between them and us. Neither our restated certificate of incorporation nor our agreements with America Online, Time Warner and the Cisneros Group prevent them from pursuing other opportunities that might be disadvantageous to us, acquiring a minority interest in businesses that compete with us or, in some instances, directly competing with us. Consequently, they each have the power to take actions that may be directly opposed to our interests and the interests of the class A common stockholders.

Insolvency proceedings in foreign jurisdictions may reduce amounts available to our creditors

     If we are unable to pay all of our creditors in full in any of the foreign jurisdictions in which we operate, we may become subject to the insolvency laws of that jurisdiction. If that were the case, in certain jurisdictions, management could be dispossessed of the business and a judge, trustee, liquidator, receiver or other person performing similar functions may have the right to liquidate the assets of the affected entity. The appointment of such an entity and the forced liquidation of the affected entity’s assets, may further adversely impact our ability to sell all or a portion of our businesses and could reduce the amounts available to our creditors. The insolvency laws of foreign jurisdictions may differ materially from the insolvency laws of the United States.

Our marketing agreement with McDonald’s in Brazil has not been successful and we need to renegotiate better terms, negotiate a termination of the agreement or stop performing our obligations under the agreement

     Our marketing agreement with McDonald’s in Brazil has not been successful. We intend to either renegotiate the terms of the agreement to more favorable ones, including eliminating the annual maintenance fees that we are required to pay, negotiate a termination of the agreement or cease performing our obligations under the agreement. If these negotiations are not successful, the termination of the agreement, other than on a mutual basis, may have a material adverse effect on our financial condition and ability to pay creditors.

We do not expect to satisfy the continued listing requirements of the Nasdaq SmallCap market, and we expect that our class A common stock will be delisted

     Our class A common stock is traded on the Nasdaq SmallCap Market under the symbol “AOLA”. On June 15, 2004, the Nasdaq staff informed us that our class A common stock failed to maintain a minimum bid price of $1.00 over the 30 consecutive trading days prior to such date, as required to remain listed on the Nasdaq SmallCap Market. In accordance with Nasdaq rules, we were given 180 calendar days, or until December 13, 2004, to regain compliance with this requirement. Since our class A common stock had an aggregate market value exceeding $50 million based on the closing bid price on December 13, 2004, we received a second 180-day grace period ending on June 13, 2005 to correct the minimum bid price deficiency. The closing bid price of our class A common stock must be above $1.00 for at least ten consecutive trading days starting no later than May 31, 2005 or our class A common stock will be delisted from the Nasdaq SmallCap Market. Although we have obtained authorization from our stockholders to effect a 1-for-2, 1-for-3, 1-for-5, 1-for-7, 1-for-10 or 1-for-15 reverse stock split, we do not expect to implement a reverse stock split and therefore expect that our stock will be delisted.

Intense competition in Latin America, including competition from providers of free and low-cost Internet services, continues to adversely affect our ability to generate revenues

     We compete in a marketplace with a wide range of competitors, including providers of online and Internet access services and portals. Competition is intense and may increase, which could adversely affect our ability to generate revenues and acquire market share. Furthermore, providers of free Internet access in Brazil have continued to attract significant numbers of new users.

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

     Some of our competitors may have the following advantages: longer operating histories, greater name recognition in some markets, access to capital and larger established customer bases.

Reduced marketing expenditures and publicity about our financial condition and prospects will negatively impact our ability to attract new members or sell our businesses

     In the past three years, we significantly reduced our marketing expenditures in an effort to conserve available cash and to target higher-value members. Although to date we have been able to decrease our marketing expenditures, we do not anticipate being able to further reduce these expenditures in the future. The diminishing investment in marketing initiatives and publicity about our financial condition and prospects will have a direct influence on our ability to increase or sustain our membership base, which may also make it difficult for us to sell our businesses at prices we consider attractive, or at all.

Our issuance of stock upon our payment of interest under the notes in additional stock and our expected redemption of preferred stock for shares of class A common stock will cause substantial dilution

     The continued payment of interest on the senior convertible notes in stock will result in substantial dilution to the interests of our class A stockholders, particularly if the price of our stock declines.

     Additionally, under the terms of our revised charter, on August 7, 2005, we are required to redeem approximately 88% of the then outstanding series B and C preferred stock issued to America Online and the Cisneros Group. The exact percentage to be redeemed is subject to adjustment based on the number of shares we will issue in payment of interest on our senior convertible notes through August 7, 2005, which is in turn dependent on the price of our class A common stock. The series B and series C preferred stock may be redeemed, at our option, in cash, by delivery of shares of class A common stock or by any combination of cash and shares of class A common stock. Due to our limited cash position, we expect to redeem these shares of preferred stock through the issuance of shares of class A common stock. It is not clear, however, whether such redemption would be prohibited by Delaware law in view of certain statutory restrictions on redemption of shares of a corporation’s own stock for cash or property. It also is not clear whether we would have sufficient available authorized shares of class A common stock for any such redemption. If any shares of preferred stock are redeemed, such redemption would result in significant additional dilution to our class A stockholders. As noted above, we do not believe that our common stock has, or will have, any value.

Media coverage concerning our financial condition could cause our members to terminate their subscriptions to our interactive services, which would negatively impact our ability to sell our businesses or have ana adverse effect on the price we could obtain in any such sale.

     The interactive services industry, including our Company, receives prominent media coverage. Media coverage concerning our financial condition may cause our members to seek other interactive service providers, which would make it more difficult for us to sell our businesses. Or adversely effect the price we might obtain in any such sale.

We may not be able to retain qualified personnel, which could impact our business and our ability to realize proceeds from the sale or liquidation of our businesses

     Our ability to implement our plans to sell our businesses depends in part upon both the continued services of our executive officers and other key employees. The loss of the services of one or more of our key personnel could adversely impact our plans. Since competition for talented people is intense, we may have difficulty in retaining skilled and qualified personnel. During fiscal 2004, we implemented a retention bonus plan for key executives and directors, but this may not prove effective and we have already lost some employees.

We may become subject to burdensome government regulations affecting interactive services, which could increase our costs of doing business or impair our ability to generate revenues

     The legal and regulatory environment that pertains to interactive services in Latin America remains uncertain and may change. Latin American countries may adopt laws and regulations or apply existing laws to interactive services, including online service and Internet advertising. Uncertainty and new regulations could increase our costs or prevent us from delivering our interactive services

We have a number of arrangements with telecommunications network providers that have not been executed and these providers could modify the terms of these arrangements at any time

     We have several arrangements with telecommunications providers that have not been memorialized in written contracts. As a result, these telecommunication providers could change the terms under which they provide service to us or terminate their relationship with us at any time. In addition, a change in telecommunications regulations could encourage these providers to change the terms under which they provide service or terminate their relationships with us.

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

     To date, our consolidated results of operations have not been materially impacted by inflation. Inflation was approximately 7.6% in Brazil during calendar 2004 and is expected to stay around 5% in calendar 2005. Inflation in Argentina was approximately 6.0% during calendar 2004, and is expected increase slightly to 9% in calendar 2005 as the

Argentine economy has resumed growth after devaluing its currency in 2001. Inflation in Mexico was 5% in 2004 and is forecasted to decrease to 4% in 2005.

     We are exposed to market risk as it relates to changes in the market value of our investments. As of December 31, 2004, we did not have any material investments in marketable securities.

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

     Changes in Internal Controls

     There have been no changes in our internal controls over financial reporting, identified in connection with the above-mentioned evaluation of such internal controls that occurred during our fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

     On March 7, 2005, we entered into an amendment to our strategic marketing agreement with Banco Itaú as of November 4, 2004. This amendment, which is effective as of September 23, 2003, revised our strategic marketing agreement so that it applied to our web-based and broadband products in Brazil, which were not covered by the existing agreement. The amendment also sets forth the pricing structure for such new products. A copy of the agreement is included as Exhibit 10.54 to this report and is incorporated by reference herein.

PART III

Item 10. Directors and Executive Officers of the Registrant

Board Structure

     Our board consists of 15 directors who are elected annually. America Online, Inc. and the Cisneros Group are each entitled to elect five directors, but each has elected only four.

          America Online, Inc. has elected:

•	David Gang

•	Joseph M. Redling

•	Neil Smit

•	Gerald Sokol, Jr.

          The Cisneros Group has elected:

•	Steven I. Bandel

•	Gustavo A. Cisneros

•	Ricardo J. Cisneros

•	Cristina Pieretti

          Our three remaining directors are:

•	William H. Luers

•	M. Brian Mulroney

•	Robert S. O’Hara, Jr.

     We currently have four vacancies on our Board of Directors, one of which resulted from the resignation of Roberto Egydio Setúbal on July 31, 2002 and one of which resulted from the resignation of Donna Hrinak on March 28, 2005. Ms. Hrinak served as a member of our Board from July 2004 until March 28, 2005. We do not expect these vacancies to be filled at this time. We do not expect America Online or The Cisneros Group to fill the remaining vacancies at this time.

Biographical Information

     The individuals listed below are our executive officers or members of our board of directors, as indicated. The stated age of each such individual is as of March 21, 2005.

Name	Age	Position
Charles M. Herington	45	President and Chief Executive Officer
Osvaldo Baños	49	Executive Vice President and Chief Financial Officer
Paulo Moledo	38	Controller and Treasurer
David A. Bruscino	42	Vice President, General Counsel and Secretary
Eduardo A. Escalante Castillo	46	President, AOL Mexico
Milton R. Camargo	47	President, AOL Brasil
Travis Good	44	Vice President, Technology and Operations
Eduardo Hauser	36	Executive Vice President, AOL Services and Business Affairs
Steven I. Bandel	51	Director
Gustavo A. Cisneros	59	Director
Ricardo J. Cisneros	57	Director
David A. Gang	47	Director
Neil Smit	46	Director
William H. Luers	75	Director
M. Brian Mulroney	66	Director
Robert S. O’Hara, Jr.	65	Director
Cristina Pieretti	53	Director
Joseph M. Redling	46	Director
Gerald Sokol, Jr.	42	Director

     Charles M. Herington. Mr. Herington has been our president and chief executive officer since February 1999. Before joining AOLA, Mr. Herington served as president of Revlon América Latina from January 1998 to February 1999. From 1990 through 1997, Mr. Herington held a variety of senior management positions with PepsiCo Restaurants International, including regional vice president of KFC, Pizza Hut and Taco Bell for South America, Central America and the Caribbean from September 1995 to September 1997, regional vice president of KFC for Latin America from February 1994 to September 1995, general manager of KFC Puerto Rico from February 1992 to February 1994, general manager of franchise markets for KFC Latin America from February 1991 to February 1992 and marketing director for KFC for Latin America from May 1990 to February 1991. Between 1981 and 1990, Mr. Herington served in various managerial positions at Procter & Gamble. Mr. Herington is also a director of Molson Coors Brewing Company, ADVO, Inc. and of NII Holdings, Inc.

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

     Paulo Moledo. Mr. Moledo has been our treasurer and controller since October 2004. He is also our principal accounting officer. From August 1999 until October 2004, Mr. Moledo held the position of director, business planning for AOLA. Prior to AOLA, Mr. Moledo held the position of director of regional planning, Latin America for Revlon, Inc. for eighteen months. Mr. Moledo began his career, and spent six years, in the areas of business planning and accounting with Ford Motor Company, Brazil.

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

     Eduardo A. Escalante Castillo. Mr. Escalante is president and general manager of our Mexican subsidiary, AOL Mexico, a position he has held since November 1999. Prior to that, from September 1998 to November 1999, Mr. Escalante was vice president of Alestra, a joint venture of AT&T, Grupo Alfa and Bancomer. From January 1996 to August 1998, Mr. Escalante was director of marketing and from November 1994 to December 1995 he served as assistant director of strategic planning for Grupo Alfa . From May 1992 to October 1994 he served as marketing manager and from June 1991 to April 1992 as the manager of planning and new product development for Sigma Alimentos, the food segment of Grupo Alfa.

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

     David A. Gang. Mr. Gang has been a member of our board of directors since July 31, 2003 and was appointed to the board by America Online. Mr. Gang has served as executive vice president of AOL Products since April 2003. Before that, he served as executive vice president of product marketing for America Online from June 2002 to April 2003. From June 1999 until June 2002, Mr. Gang served as senior vice president of strategic development for America Online and from July 1995 to June 1999 he served as vice president of product marketing of America Online. Before joining America Online, Mr. Gang was vice president of marketing at Aldus Consumer Division from 1992 to 1994, where he created and developed award-winning products Aldus home publisher and Aldus art explorer. From 1990 to 1992, he was president of After Hours Software.

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

     Joseph M. Redling. Mr. Redling joined America Online, Inc. in 1999 as Senior Vice President, Marketing, for AOL’s flagship service. Today he acts as Chief Marketing Officer and is responsible for overall brand management and marketing, both domestic and international, for the AOL family of brands. Before joining AOL, Mr. Redling served as Chief Operating and Marketing Officer for Arnold Palmer Golf, an entrepreneurial venture that established the first nationally branded chain of golf courses. Mr. Redling spent 15 years in the entertainment and tourism industry in senior positions in marketing, entertainment, and event functions. He served as Senior Vice President, Marketing and Entertainment, Six Flags Theme Parks. While working in the tourism business, Mr. Redling served in a number of leadership positions including Co-Chair of the Marketing Committee for the White House Conference on Tourism and Chair of the National Council of Travel Attractions.

     Neil Smit. Mr. Smit currently leads America Online, Inc.’s Access Business and oversees access network management for the company’s Internet access services. Before he was named to his current position in 2004, Smit was Executive Vice President, Member Development. Earlier, Mr. Smit had been Senior Vice President of AOL’s product and programming team and Chief Operating Officer of AOL Local. Prior to joining AOL in 2000, Mr. Smit spent 10 years in the consumer packaged-goods industry. He was a regional president with Nabisco where he was responsible for 75 leading brands and a staff of 4,000. He also held management positions with Pillsbury. Mr. Smit began his career as a Navy SEAL and rose to the rank of Lieutenant Commander.

     Gerald Sokol, Jr. Mr. Sokol has been a member of our board of directors since January 2000 and was appointed to the board by America Online. Mr. Sokol currently serves as Executive Vice President, Marketing Operations, leading the day-to-day management of AOL’s marketing operations. Prior to this, he served as executive vice president of AOL International from October 2002 to November 2004. Before that he served as senior vice president of strategic planning and general manager of AOL International from September 1999 to October 2002 and before that was vice president of finance of AOL International since February 1999. From August 1996 to January 1999, Mr. Sokol held several positions with NTN Communications, Inc., most recently serving as president, chief executive officer and chairman of the board of directors. From July 1987 to May 1996, Mr. Sokol held several positions with Tele-Communications, Inc., most recently serving as vice president and treasurer.

Controlled Company Status

     We are exempt from certain independent director requirements set forth in Rule 4350(c) of The Nasdaq Stock Market Inc. because it is a “Controlled Company” within the meaning of Rule 4350(c)(5). We have received a letter from NASDAQ confirming our analysis that we are a “Controlled Company”. We have concluded that we are a “Controlled Company” because America Online and the Cisneros Group currently own in excess of 50% of the voting power of our securities and each of America Online and the Cisneros Group have on file a Schedule 13D acknowledging that it may be considered to be acting as a member of a group with the other.

Audit Committee

     We have an Audit Committee established by our Board of Directors for the purpose of overseeing our accounting and financial reporting processes and our audits of our financial statements. This committee currently has two members, comprised of our Chairman, Robert S. O’Hara, Jr., and William H. Luers. Donna Hrinak, who joined our Board in July 2004, was the third member of this committee until she resigned from our Board and our Audit Committee on March 28, 2005.

     The Board of Directors has determined that we do not have an audit committee financial expert (as that term is defined under Item 401(h) of Regulation S-K) serving on our audit committee. As disclosed above, we have few independent directors and are deemed a “Controlled Company” under Nasdaq regulations. None of our independent directors meet the criteria of an audit committee financial expert. Nonetheless, our Board of Directors believes that the members of our audit committee are competent and able to fulfill their duties.

     Commencing in 2002, pursuant to the requirements of the Sarbanes-Oxley Act of 2002 our Audit Committee became responsible for the review and approval of all related-party transactions.

Code of Ethics

     The company has adopted a code of ethics that applies to all employees, including the principal executive officer, principal financial officer and principal accounting officer. We have made our code of ethics available on our website at www.aola.com/investors. Disclosure regarding any amendments to, or waivers from, provisions of our code of ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within five business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of The Nasdaq Stock Market, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and beneficial owners of more than 10% of our capital stock to file reports with the Securities and Exchange Commission regarding their ownership and changes in their ownership of our capital stock. To our knowledge, during 2004, our officers, directors and greater than 10% beneficial stockholders complied with all Section 16(a) filing requirements on time, except that Messrs. Bruscino, Hauser, Escalante and Camargo and Ms. Hrinak each failed to file timely one Form 4 relating to an option grant.

Item 11. Executive Compensation

Compensation of Directors

     The directors appointed by America Online and the Cisneros Group received no cash compensation for services rendered in their capacity as directors. The other members of our board receive a fee of $10,000 for each regular board meeting they attend, a fee of $1,000 for each special telephonic meeting they attend and a fee of $7,500 per fiscal year for serving on a committee of our board. The chairperson of each committee receives an additional fee of $2,500 per fiscal year. The directors may receive additional compensation in a manner to be determined by our board. All directors are eligible for reimbursement for actual reasonable costs incurred in attending our board and committee meetings.

     Our non-employee directors also receive automatic stock option grants under our 2000 Stock Option Plan upon joining our board. Options granted under this plan are non-qualified stock options. Each non-employee board member elected for the first time to our board is granted an option to purchase 60,000 shares of class A common stock upon the date of his or her initial election. The exercise price of the options is 100% of the fair market value of the class A common stock on the date of the option grant. The options are exercisable as of the date granted, and their term is ten years. As of March 11, 2005, none of these options granted under the plan had been exercised. Under America Online’s conflicts of interests standards, David A. Gang, Neil Smit, Joseph M. Redling, and Gerald Sokol, Jr., each a member of our board as well as an employee of America Online, must transfer the economic benefit of their options to America Online.

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

Summary Compensation Table

     The following table presents the total compensation paid or accrued to our named executive officers during our fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002.

     “Named executive officer” refers to our chief executive officer and to our four most highly paid executive officers who earned more than $100,000 in the fiscal year ended December 31, 2004, and who were employed by us on December 31, 2004.

Summary Compensation Table

				Securities
Name and Principal				Underlying	Other Annual
Position	Year	Salary	Bonus	Options Awarded	Compensation
Charles M. Herington (1)	2004	$457,084	$498,177	150,000	$31,154
President and Chief and	2003	435,000	372,605	—	33,604
Executive Officer	2002	431,700	440,220	150,000	33,904

Osvaldo Baños (2)	2004	$315,275	$171,785	115,000	—
Executive Vice President	2003	300,154	128,485	—	—
and Chief Financial	2002	140,487	231,845	250,000	—
Officer

Eduardo A Escalante	2004	$316,331	$143,856	80,000	$31,264
Castillo (3)	2003	314,960	138,306	—	65,619
President and General	2002	316,315	179,860	80,000	47,200
Manager, AOL Mexico

Eduardo Hauser Executive	2004	$216,633	$76,273	44,600	—
Vice President AOL	2003	209,541	81,383	—	—
Services and Business	2002	204,390	98,062	44,600	—
Affairs

David A. Bruscino (4)	2004	$197,801	$82,265	44,600	$18,006
Vice President and	2003	187,658	64,443	—	18,622
General Counsel	2002	179,029	66,904	44,600	7,137

(1)	Other annual compensation includes Mr. Herington’s automobile allowance and payment of club membership fees.

(2)	Mr. Baños’ annual bonus compensation in 2002 consisted of a signing bonus that was granted under his employment agreement.

(3)	Mr. Escalante’s other annual compensation in 2002, 2003 and 2004 consists of medical and life insurance, use of automobile, and children’s education allowance.

(4)	Mr. Bruscino’s other annual compensation in 2002, 2003 and 2004 consists of partial reimbursement of expenses related to overseas work.

Option Grants in 2004 to Named Executive Officers

     The following table sets forth information with respect to employee options to purchase shares of class A common stock awarded during the year ended December 31, 2004 to the named executive officers listed in the summary compensation table.

	Individual Grants
	Number of	Percentage of			At Assumed Annual
	Securities	Total Options			Rates of Stock
	Underlying	Granted to	Exercise		Price Appreciation
	Options	Employees	Price	Expiration	For Option Term (2)
Name	Granted (1)	in 2004	(Per Share)	Date	5%	10%
Herington, Charles M.	150,000	8.51%	$1.42	01/01/14	133,955	339,467
Baños, Osvaldo H.	115,000	6.53	1.42	01/01/14	$102,698	$260,258
Escalante Castillo, Eduardo	80,000	4.54	1.42	01/01/14	71,442	181,049
Hauser, Eduardo A.	44,600	2.53	1.42	01/01/14	39,829	100,935
Bruscino, David A.	44,600	2.53	1.42	01/01/14	39,829	100,935

(1)	Options are non-qualified stock options and generally terminate 60 days following termination of the executive officer’s employment with AOLA or the expiration date, whichever occurs earlier. The exercise price of each option was equal to the fair market value per share of the class A common stock on the grant date. All options vest over a four-year period at the rate of 25% per year with the first vesting date occurring on January 1, 2005, with the exception of the options granted to Mr. Herington, which vest over three years.

(2)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. The actual gains, if any, on the exercise of stock options will depend on the future performance of the class A common stock, the option holder’s continued employment throughout the option period, and the date on which the options are exercised.

Aggregated Option Exercises in the Last Fiscal Year and Year End Option Values

     The following table summarizes for each of the named executive officers unexercised options held at December 31, 2004. None of the named executive officers held any stock appreciation rights or exercised any stock options or stock appreciation rights during 2004. The value of unexercised in-the-money options at year-end is the difference between the exercise price and the fair market value of the underlying stock on December 31, 2004. The closing price of our class A common stock on the Nasdaq SmallCap Market on that date was $0.75.

	Number of Securities		Vote of Unexercised
	Underlying Unexercised		In-the-money Shares
	Options at Year-End		at Year-End (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Herington, Charles M.	2,150,000	200,000	—	—
Escalante Castillo, Eduardo	605,000	80,000	—	—
Hauser, Eduardo A.	379,000	44,600	—	—
Baños, Osvaldo H.	62,500	240,000	62,500	125,000
Bruscino, David A.	334,600	44,600	—	—

1) Actual gains, if any, on exercise will depend on the value of class A common stock on the date of sale of any shares acquired upon exercise of the option

Employment Contracts and Termination of Employment and Change-in-Control Agreements

     Charles M. Herington.Mr. Herington serves as our president and chief executive officer. Mr. Herington’s annual base salary from March 2004 through December 2004 was $461,100. From March 2002 through February 2004 was $435,000. From March 2001 through February 2002, Mr. Herington’s annual base salary was $413,000. Mr. Herington is eligible to receive an annual bonus of up to 130% of his base salary, at the discretion of our board based on his performance. The Company has historically awarded bonuses to Mr. Herington based on the achievement of annually established company and personal performance objectives. On August 7, 2000, Mr. Herington also received an option to purchase 1,300,000 shares of our class A common stock at $8.00 per share, its initial public offering price. As of January 1, 2003, Mr. Herington can purchase all shares available under this option grant. On January 1, 2004 Mr. Herington received an additional option grant of 150,000 shares. The board, in its discretion, may grant other stock options to Mr. Herington based upon his performance. Mr. Herington also holds options to purchase Time Warner common stock.

     According to the terms of his employment agreement, if we terminate Mr. Herington for any reason other than:

.	His willful and material violation of AOLA’s company policy, which is not cured within 30 days after he has received written notice from our board;

.	His failure to comply with the lawful direction of our board;

.	His commission of a material act of dishonesty or fraud; or

.	His conviction or plea of no contest to a felony,

     Mr. Herington is entitled to receive his salary for 24 months following termination (such amount subject to reduction by the amount of any income earned by Mr. Herington during the 24-month severance period), as well as a portion of his target annual bonus. Options granted to Mr. Herington before his termination will continue to vest during the applicable severance payment period.

     In addition to the foregoing, in 2004 the Compensation Committee and Special Committee of our Board of Directors approved a retention arrangement for Mr. Herington. The approvals provide for a retention payment of $230,550 if Mr. Herington remains employed by the Company through July 1, 2005, pursuant to an agreement substantially in the form and otherwise containing the conditions of agreements provided to other key executives. The approvals also make reference to the severance terms contained in the employment agreement described above. A significant portion of the retention payment is secured by an irrevocable letter of credit. The committees also approved the grant to Mr. Herington of 500,000 shares of restricted stock, which Mr. Herington elected to forego. This arrangement has not been memorialized in a written agreement, and the particular terms of the arrangement have not been finalized.

     Osvaldo Baños. Mr. Baños serves as our chief financial officer. Mr. Baños’ annual base salary from March 2004 through December 2004 was $318,000. Prior to that, his annual base salary was $300,000 since the beginning of his employment in August 2002. Mr. Baños also received a signing bonus of $150,000 in 2002. Mr. Baños is eligible to receive an incentive bonus of up to 50% of his base salary based on his performance and on the achievement of specified performance objectives. He is also eligible to receive options to purchase our class A common stock. As part of his employment agreement, Mr. Baños received an initial option grant of 250,000 shares. On January 1, 2004 Mr. Baños received an additional option grant of 115,000 shares.

     In addition to the foregoing, in 2004 our Compensation Committee and Special Committee approved a severance and retention arrangement for Mr. Baños. The approvals provide for a retention payment of $159,000 if Mr. Baños remains employed by the Company through July 1, 2005, and a severance payment of one year’s salary, pursuant to an agreement substantially in the form and otherwise containing the conditions of agreements provided to other key executives. A significant portion of the retention payment is secured by an irrevocable letter of credit. The committees also approved the grant to Mr. Baños of 150,000 shares of restricted stock, which Mr. Baños elected to forego. This arrangement has not been memorialized in a written agreement, and the particular terms of the arrangement have not been finalized.

     David A. Bruscino. Mr. Bruscino is our vice president and general counsel. Mr. Bruscino’s annual base salary from March 2004 through December 2004 was $194,532. From March 2002 through February 2004 his annual base salary was $183,521. From March 2001 through February 2002, Mr. Bruscino’s annual base salary was $166,837. Mr. Bruscino is eligible to receive an incentive bonus of up to 35% of his base salary based on his performance and on the achievement of specified performance objectives. As part of his employment agreement, Mr. Bruscino is also eligible to receive options to purchase shares of our class A common stock.

     Eduardo A. Escalante Castillo. Mr. Escalante is president and general manager of AOL Mexico. Mr. Escalante’s annual salary from March 2004 to December 2004 was $317,429. From March 2002 through February 2004 was $282,584. From March 2001 through February 2002, Mr. Escalante’s annual base salary was $294,803. Mr. Escalante’s base salary is also impacted by fluctuations in exchange rate of the Mexican peso versus the U.S. dollar. Mr. Escalante is eligible to receive an incentive bonus of up to 50% of his base salary based on his performance and on the achievement of specified performance objectives. As part of his employment agreement, Mr. Escalante is also eligible to receive options to purchase shares of our class A common stock.

     Eduardo Hauser. Mr. Hauser is our executive vice president of AOL Services and Business Affairs. Mr. Hauser’s annual base salary from March 2004 through December 2004 was $217,923. From March 2002 through February 2004 was $209,541. From March 2001 through February 2002, Mr. Hauser’s annual base salary was $182,210. Mr. Hauser is eligible to receive an annual bonus of up to 75% of his base salary, based on specified performance objectives related to advertising revenue. As part of his employment agreement, Mr. Hauser is also eligible to receive options to purchase our class A common stock.

     We are parties to retention agreements with Messrs. Bruscino, Hauser and Escalante. If such persons remain employed by the Company through July 1, 2005, the Company will pay such executive on July 1, 2005, a lump sum payment (“Retention Bonus”) of $120,000 (in the case of Mr. Bruscino), $140,000 (in the case of Mr. Hauser) and $200,000 (in the case of Mr. Escalante). If any of the following events occurs prior to July 1, 2005, AOLA will pay such officer or his estate the Retention Bonus on the date such event occurs: (a) AOLA terminates the executive’s employment without “Cause” (as defined in the retention agreement) or as a result of the executive’s “Disability” (as defined in the retention agreement); (b) the executive terminates his employment for “Good Reason” (as defined in the retention agreement); or (c) the executive dies. A significant portion of the Retention Bonus is secured by an irrevocable letter of credit.

     In addition, if the executive’s employment is terminated without Cause or as a result of the executive’s Disability or the executive terminates his employment for Good Reason, he will be entitled to receive a lump sum payment equal to twelve months salary plus pro rata bonus and a payment for accrued, but unused vacation time. He will also receive health and dental insurance coverage for a twelve month period. All unvested options held by the executive will also become immediately exercisable.

     In the event of a “Going Private Event” (AOLA ceases to be required to file reports with the Securities and Exchange Commission) or a “Change of Control” (America Online, Inc., Time Warner Inc. and the Cisneros Group no longer collectively hold 50% of the voting power of AOLA’s stock or have the right to approve the election of a majority of AOLA’s board of directors), all options will also become fully exercisable.

     Pursuant to the retention agreements, each of Messrs. Bruscino, Hauser and Escalante were granted options under AOLA’s 2000 Stock Plan to purchase AOLA’s class A common stock at a price of $1.59 per share. These options vest in two equal installments on January 1, 2005 and January 1, 2006. All such options expire on June 5, 2014. Messrs. Bruscino, Hauser and Escalante were granted options to purchase 120,000 shares, 140,000 shares and 200,000 shares of class A common stock, respectively.

     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table provides information regarding the ownership of our class A common stock as of February 20, 2005 by:

•	the named executive officers listed in the summary compensation table;

•	each director and nominee for director;

•	all current directors and executive officers as a group; and

•	each stockholder known by us to own beneficially more than 5% of our class A common stock.

     For purposes of calculating the number and percentage of outstanding shares held by each holder named below, any shares which that holder has the right to acquire within 60 days of February 20, 2005 are considered to be outstanding, but shares which may be similarly acquired by other holders are not considered to be outstanding.

     We believe that the stockholders named in this table have the sole voting and investment power for all shares of the class A common stock shown to be beneficially owned by them based on information they have provided to us, with the following exceptions:

•	The Cisneros Group’s shares are owned by Aspen Investments LLC and Atlantis Investments LLC, companies within the Cisneros Group of Companies. Aspen Investments LLC is indirectly beneficially owned by a trust established by Gustavo A. Cisneros for the benefit of himself and members of his family, and Atlantis Investments LLC is indirectly beneficially owned by a trust established by Ricardo J. Cisneros for the benefit of himself and members of his family. Aspen Investments LLC and Gustavo A. Cisneros disclaim beneficial ownership of the shares of AOLA owned by Atlantis Investments LLC or Ricardo J. Cisneros. Atlantis Investments LLC and Ricardo J. Cisneros disclaim beneficial ownership of the shares of AOLA owned by Aspen Investments LLC or Gustavo A. Cisneros.

•	A total of 216,666 shares originally issued to the Cisneros Group consist of shares of series C preferred stock held by the children of Gustavo A. Cisneros. These shares are subject to a voting agreement allowing Aspen Investments LLC to vote the shares. The voting agreement terminates if the series C preferred shares are transferred by the children in the future or if the shares are converted into shares of our class A common stock.

•	A total of 288,888 shares originally issued to the Cisneros Group consist of shares of series C preferred stock held by the children of Ricardo J. Cisneros. These shares are subject to a voting agreement allowing Atlantis Investments LLC to vote the shares. The voting agreement terminates if the series C preferred shares are transferred by the children in the future or if the shares are converted into shares of our class A common stock.

•	America Online’s shares include 240,000 shares of class A common stock issuable upon exercise of options held by employees of America Online, who are also directors of AOLA. Although such employees are the record holders of their respective options, America Online holds or shares disposition power with respect to all of the shares of the class A common stock underlying the options.

•	Banco Itaú’s shares are held through an indirectly wholly-owned subsidiary, Garnet Corporation. Banco Itaú transferred these shares in December 2003.

     The address for America Online is 22000 AOL Way, Dulles, Virginia 20166. The address for Time Warner is One Time Warner Center, 12th Floor, NY, NY 10019. The address for the stockholders affiliated with the Cisneros Group is c/o Finser Corporation, 550 Biltmore Way, Suite 900, Coral Gables, Florida 33134. The address for Banco Itaú and Garnet Corporation is Rua Boa Vista 176, São Paulo, Brazil.

	Shares of
Beneficial Owner	Class A Common Stock
	Beneficially Owned
	Number			Percent
Executive Officers and Directors
Charles M. Herington	2,160,000	(1)		1.57%
Osvaldo Baños	91,250	(2)		0.07%
Eduardo Escalante	605,000	(3)		0.45%
David A. Bruscino	335,600	(4)		0.25%
Eduardo Hauser	862,376	(5)		0.64%
Steven I. Bandel	640,593	(6)		0.47%
Gustavo A. Cisneros	57,730,886	(7	)(17)	32.98%
Ricardo J. Cisneros	57,803,108	(8	)(17)	33.01%
David A. Gang	60,000	(9)		0.04%
Neil Smit	60,000	(9)		0.04%
Robert S. O’Hara, Jr.	68,000	(10)		0.05%

	Shares of
Beneficial Owner	Class A Common Stock
	Beneficially Owned
	Number			Percent
Executive Officers and Directors
Cristina Pieretti	457,748	(11)		0.34%
Joseph M. Redling	60,000	(9)		0.04%
Gerald Sokol, Jr.	60,000	(9)		0.04%
William H. Luers	62,350	(13)		0.05%
M. Brian Mulroney	60,000	(12)		0.04%
All current and former executive officers and directors as a group – 19 persons	121,116,911			55.30%

Five Percent Stockholders
America Online, Inc.	136,791,706	(14	)(17)	58.99%
Time Warner Inc	241,247,307	(15	)(17)	71.73%
Aspen Investments LLC	57,730,886	(7	)(17)	32.98%
Atlantis Investments LLC	57,803,108	(8	)(17)	33.01%
Banco Itaú S.A.	35,937,840	(16	)(17)	26.57%

(1)	Consists of options to purchase 2,150,000 shares of class A common stock, which are exercisable within 60 days of February 20, 2005 and 10,000 shares of class A common stock.

(2)	Consists of options to purchase 91,250 shares of class A common stock, which are exercisable within 60 days of February 20, 2005.

(3)	Consists of options to purchase 605,000 shares of class A common stock, which are exercisable within 60 days of February 20, 2005.

(4)	Consists of options to purchase 334,600 shares of class A common stock, which are exercisable within 60 days of February 20, 2005 and 1,000 shares of class A common stock.

(5)	Consists of options to purchase 379,600 shares of class A common stock, which are exercisable within 60 days of February 20, 2005 and 482,776 shares of class A common stock.

(6)	Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors which are exercisable as of the date granted and 580,593 shares of class A common stock.

(7)	Consists of the following as of February 20, 2005: (a) 17,947,646 shares of class A common stock, (b) 39,723,240 shares of series C preferred stock, which represented approximately one-half of all series C preferred stock outstanding as of that date and includes 216,666 shares owned by the children of Gustavo A. Cisneros as to which Aspen Investments LLC has voting power, and (c) currently exercisable options to purchase 60,000 shares of class A common stock. Shares of series C preferred stock are convertible into AOLA’s class C common stock at any time, on a one share-for-one share basis, and the class C common stock is convertible into class A common stock at any time, on a one-share-for-one-share basis. Adding all these shares, as of February 20, 2005, Gustavo A. Cisneros, either directly or through Aspen Investments LLC, beneficially owned a total of 57,730,886 shares of class A common stock.

(8)	Consists of the following as of February 20, 2005: (a) 17,947,646 shares of class A common stock, (b) 39,795,462 shares of series C preferred stock, which represented approximately one-half of all series C preferred stock outstanding as of that date and includes 288,888 shares owned by the children of Ricardo J. Cisneros as to which Atlantis Investments LLC has voting power and (c) currently exercisable options to purchase 60,000 shares of class A common stock. Shares of series C preferred stock are convertible into AOLA’s class C common stock at any time, on a one-share-for-one-share basis, and class C common stock is convertible into class A common stock at any time, on a one share-for-one share basis. Including all these shares, as of February 20, 2005, Ricardo J. Cisneros, either directly or through Atlantis Investments LLC, beneficially owned a total of 57,803,108 shares of class A common stock.

(9)	Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors, which are exercisable as of the date granted. Under America Online’s conflicts of interests standards David A. Gang, Neil Smit, Joseph M. Redling and Gerald Sokol, Jr., each a member of our board as well as an employee of America Online, must transfer the economic benefit of their options to America Online.

(10)	Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors, which are exercisable as of the date granted and 8,000 shares of class A common stock.

(11)	Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors, which are exercisable as of the date granted, and 397,248 shares of class A common stock held by Pallium Operating II, LLC, a holding company beneficially owned by Ms. Pieretti and her husband. Also includes 500 shares of class A common stock held in accounts for which Ms. Pieretti’s husband is a cosignatory. Ms. Pieretti disclaims beneficial ownership of these 500 shares.

(12)	Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors, which are exercisable as of the date granted.

(13)	Consists of options to purchase 60,000 shares of class A common stock granted to each of our directors, which are exercisable as of the date granted and 2,350 shares of class A common stock.

(14)	Consists of the following as of February 20, 2005: (a) 40,169,780 shares of class A common stock, (b) 79,840,676 shares of series B preferred stock, (c) currently exercisable options to purchase 240,000 shares of class A common stock held by certain directors of AOLA, and (d) 16,541,250 shares of class A common stock issuable pursuant to a warrant held by America Online. Shares of series B preferred stock are convertible into AOLA’s class B common stock at any time, on a one-share-for-one share basis, and such class B common stock is convertible into class A common stock at any time, on a one-share-for-one share basis. Adding all these shares, as of February 20, 2005, America Online beneficially owned a total of 136,791,706 shares of class A common stock. Time Warner, the parent company of America Online, may be deemed jointly to beneficially own all these shares.

(15)	Consists of the following, as of February 20, 2005: (a) 40,169,780 shares of class A common stock, (b) 79,840,676 shares of series B preferred stock held by America Online, (c) currently exercisable options to purchase 240,000 shares of class A common stock held by certain directors of AOLA, (d) 16,541,250 shares of class common stock issuable pursuant to a warrant held by America Online, (e) 44,150,105 shares of series B preferred stock issuable upon conversion of $160.0 million in principal amount in senior convertible notes held by Time Warner, and (f) 60,305,496 shares of series B preferred stock held by Time Warner. Shares of series B preferred stock are convertible into AOLA’s class B common stock at any time on a one-share-for-one-share basis, and such class B common stock is convertible into class A common stock at any time, on a one-share-for-one share basis. Including all these shares, as of February 20, 2005, Time Warner beneficially owned a total of 241,247,307 shares of class A common stock.

(16)	Consists of class A common stock. Banco Itaú transferred these shares to Garnet Corporation, an indirect, wholly-owned subsidiary, in 2003.

(17)	Under Rule 13d-5(b)(1) promulgated under the Exchange Act, to the extent a “group” is deemed to exist by virtue of the following agreements involving America Online, Time Warner and the Cisneros Group: stockholders’ agreement, the voting agreement, and the America Online-ODC registration rights agreement, America Online and Time Warner may be deemed to have beneficial ownership, under Sections 13(d) and 13(g) of the Exchange Act, of all of the equity securities of AOLA beneficially owned by entities within the Cisneros Group and each of Gustavo A. Cisneros and Ricardo J. Cisneros, and vice versa. Under Rule 13d-5(b)(1) promulgated under the Exchange Act, to the extent a “group” is deemed to exist by virtue of the Banco Itaú registration rights agreement, America Online and Time Warner, one the one hand, and the entities within the Cisneros Group and Gustavo A. Cisneros and Ricardo J. Cisneros, on the other hand, may be deemed to have beneficial ownership, for purposes of Sections 13(d) and 13(g) of the Exchange Act, of all of the equity securities of AOLA beneficially owned by Banco Itaú, and vice versa. Each of (1) America Online and Time Warner, (2) the entities within the Cisneros Group and Gustavo A. Cisneros and Ricardo J. Cisneros, and (3) Banco Itaú, respectively, disclaims beneficial ownership of any AOLA securities directly or indirectly beneficially owned by the other.

Equity Compensation Plan Information

The following table sets forth information as of the end of our fiscal year ended December 31, 2004 with respect to compensation plans under which our equity securities are authorized for issuance. The information is as follows:

			Number of Securities
	Number of Securities to	Weighted Average	Remaining Available for
	be Issued Upon Exercise	Exercise Price of	Future Issuance Under
Plan Category	of Outstanding Options	Outstanding Options	Equity Compensation Plans
Equity compensation plans approved by stockholders	7,896,101	$5.66	7,529,065

Equity compensation plans not approved by stockholders	2,783,167	$2.53	4,600,000

Total	10,679,268	$4.84	12,129,065

(1)	Consists of the 2000 Stock Option Plan. Although our stockholders initially approved the Plan, in March 2001, we increased the total number of shares available for issuance under the Plan by 4,600,000 shares. Stockholder approval was not sought although our Compensation Committee and our Board of Directors approved this increase.

Item 13. Certain Relationships and Related Transactions

     2002 Debt Financing

     Note Purchase Agreement with Time Warner. In order to fund our operating and cash requirements, on March 8, 2002, we entered into a note purchase agreement with Time Warner, the parent of America Online, which is one of our principal stockholders. Under the note purchase agreement, Time Warner provided us with $160.0 million in 2002 in exchange for senior convertible notes of AOLA due in March of 2007. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at any time at the option of the holder, and are redeemable by us at any time, subject to the holder’s right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds. Interest is payable either in cash or preferred stock, at our option. In the event that interest is paid in shares, the price per share is to be determined based on the average closing price of the class A common stock for the twenty trading dates ending on the third day prior to the date of payment.

     In the event Time Warner were to convert the $160.0 million in senior convertible notes, an additional 44,150,105 shares of series B preferred stock would be issued to Time Warner, increasing the economic ownership by America Online and its affiliates in AOLA to 62.5% and their relative voting strength to 74.1%, also assuming conversion of the warrant granted to America Online at the date of our initial public offering and the exercise of options to purchase 300,000 shares of class A common stock issued to certain of our current directors. It is our intention to continue to pay the interest on the senior convertible notes through the issuance of additional shares.

Preferred Stock Conversion Agreement with America Online and the Cisneros Group

     In January 2003, America Online and the Cisneros Group converted a total of 36,169,780 shares of series B and 31,895,292 shares of series C preferred stock to shares of class A common stock, respectively, at the request of AOLA. This conversion was designed to increase the total market capitalization of AOLA’s class A common stock, in order to comply with the minimum market capitalization requirements of the NASDAQ SmallCap market. As a result of this conversion, the total number of shares of class A common stock outstanding increased to 135,135,137 shares.

Stockholders’ Agreement, as amended, with America Online and the Cisneros Group

     On August 7, 2000, we entered into a stockholders’ agreement with America Online and the Cisneros Group, which contains various provisions that affect the way in which we operate our business and govern many important aspects of the relationships among America Online, the Cisneros Group and us. On March 30, 2001, this agreement was amended in connection with the equity investment by America Online, the Cisneros Group and Banco Itaú. On March 8, 2002, this agreement was further amended in connection with the note purchase agreement to add Time Warner as party to the stockholders’ agreement for limited purposes and to require any subsidiaries of Time Warner that may hold senior convertible notes in the future to become a party to the stockholders’ agreement for limited purposes.

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

The AOL License Agreement

     For discussion of the AOL License Agreement, see “Item 1. — Business — The AOL License Agreement, Intellectual Property and Proprietary Rights”. From December 15, 1998 through December 31, 2004, we did not make any payments to America Online for services received under the license agreement. We believe that annual payments for these services will not exceed $60,000 in the future.

The AOL Services Agreement

     We entered into a services agreement with America Online on August 7, 2000, under which America Online provides various services to us, including:

.	Localization of AOL software and software updates;

.	Development and installation services, including requested modifications, enhancements and revisions to AOL’s software;

.	Host computer services;

.	Network connections from our services to the America Online servers;

.	Technical support;

.	Training in areas such as marketing, business development, member support, public relations, finance and accounting;

.	Support and maintenance for third-party software licensed to us by America Online; and

.	Joint venture assistance.

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

     For the 2004 fiscal year, we had incurred expenses totaling approximately $7.1 million payable to America Online under our services agreement. We anticipate that payments to America Online for these services will exceed $60,000 annually in the future. As of December 31, 2003, America Online had billed us approximately $3.8 million over and above amounts we recorded in our statements of operations. The difference related to a portion of items under dispute, primarily for support services provided by America Online. This dispute was settled in our favor in February 2004 in a manner which was consistent with our historical accounting treatment and which did not have any cash impact on our financial condition.

The Letter Agreement Regarding Puerto Rico Subscribers

     We entered into a letter agreement with America Online under which America Online transferred to us the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico, and we include these subscribers in our member totals. For fiscal 2004, we incurred expenses of $0.9 million to America Online under this agreement. We anticipate that payments to America Online for services provided under the letter agreement will exceed $60,000 annually. We also received from America Online $14.2 million for fees collected by America Online from subscribers to the AOL-branded service in Puerto Rico, which we recorded as subscription revenue.

Interactive Services Agreement and Agreement for Consulting Services with America Online Relating to U.S. Latino Content Area

     In February 2003, we entered into a one-year agreement for consulting services with America Online under which we provided programming services to America Online related to America Online’s Latino content area. This agreement expired in February 2004 and we received $750,000 pursuant to this agreement for the period. An interim contract was in place for the period March through September 2004. During that period we recognized $183,000 of revenues related to the interim contract and programming work provided to America Online in 2003. A Localization Services, Licensing and Content Programming Agreement was entered into as of September 2004. Under this agreement, as amended, we provide America Online with programmers for their Latino content area in the United States in exchange for an annual payment of $400,000. We also provide America Online with certain localization services in exchange for America Online providing us with localization engineering services. America Online may also elect to engage AOLA to provide other localization services under this agreement. We received $100,000 in 2004 under the new agreement. We expect the payments to be received by us under the Localization Services, Licensing and Content Programming Agreement to exceed $60,000 in 2005.

Advertising Arrangements with America Online

     We have an arrangement with America Online under which we pay them a commission as a finder’s fee of 15% of advertising revenues received from global transactions in which part of the advertising is on our AOLA country services and/or web-based interactive services. We made no payments in 2004 regarding this arrangement. Based on our management’s experience negotiating similar arrangements, we believe that the terms of this arrangement are at least as favorable as we could have obtained from an unaffiliated third party.

Advertising Agreements with Banco Itaú

     We entered into a series of advertising agreements with Banco Itaú under which they advertised on our AOLA country service in Brazil during 2004. The amount of payments received by us from Banco Itaú during fiscal 2004 was approximately $0.6 million. We do not currently have any commitment by Banco Itaú to advertise on our country service or web-based services in Brazil in 2005.

Network Arrangement with America Online

     We have an arrangement with America Online under which we receive network capacity from Progress Networks. America Online is a party to the agreement with Progress Networks and invoices us for the amount of network capacity we use. The amount of such payments during fiscal 2004 was approximately $1.3 million.

Strategic Alliance with Banco Itaú

     For discussion of our agreement with Banco Itaú, see “Item 1, Business — Strategic Alliance with Banco Itaú.”

Advertising and Content Agreement with Turner Broadcasting System Latin America, Inc., as Amended

     Under this agreement, we receive content from CNN, Cartoon Network and TNT for distribution on our AOLA country services. During fiscal 2004, we purchased an aggregate of approximately $599,000 in advertising on various Turner media properties. Services received from Turner properties during 2004 were applied against a prepayment established in 2002. As of December 31, 2004, the prepaid balance had been fully utilized.

Relationships with Officers of Time Warner and America Online

     Four members of our board appointed by America Online are also executive officers of America Online.

.	Gerald Sokol Jr. is Executive Vice-President of Marketing Operations;

.	David A. Gang is executive vice president of AOL Products;

.	Neil Smit is President of AOL Access Business; and

.	Joseph M. Redling is Chief Marketing Officer.

Relationships with Officers of the Cisneros Group

     Four of the members of our board appointed by the Cisneros Group are also executive officers and directors of companies within the Cisneros Group.

.	Gustavo A. Cisneros oversees the management and operations of the Cisneros Group and is an executive officer and director of many of its constituent companies;

.	Ricardo J. Cisneros is an executive officer and director of many of the constituent companies of the Cisneros Group;

.	Steven I. Bandel holds several senior management positions in companies in the Cisneros Group and has the title of president and chief operating officer of the Cisneros Group; and

.	Cristina Pieretti holds a number of senior management positions in companies in the Cisneros Group and has the title of executive vice president of operations of the Cisneros Group.

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

Item 14. Principal Accountant Fees and Services

     Non-Audit Services to be performed by our Independent Auditors

     We anticipate that our independent auditors, Ernst & Young LLP, will perform the following types of non-audit services in 2005:

•	Tax advisory services

•	Audit-related services

Our Audit Committee must approve expenditures for non-audit services as required by its policy.

Fees Paid to Independent Auditors

     The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended December 31, 2004, and December 31, 2003, and fees billed for other services rendered by Ernst & Young LLP during those periods:

	2004	2003
Audit Fees (1)	$874,100	$771,200
Audit Related Fees (2)	42,000	9,600
Tax Fees (3)	62,100	57,400
All Other Fees (4)	800	—

Total	$979,000	$838,200

(1)	Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

(2)	Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

(3)	Tax services include all services performed by the independent auditor’s tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

(4)	Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

     Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy requiring pre-approval of all audit and permissible non-audit services provided by the independent auditor.

     Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Audited consolidated financial statements

     The following audited consolidated financial statements of America Online Latin America, Inc. and the Report of Independent Registered Public Accounting Firm thereon are included below:

(a)(2) Financial Statement Schedules

     All financial statement schedules required by Item 15(a)(2) have been omitted because they are either inapplicable or the required information has been included in our audited consolidated financial statements and notes thereto.

(a)(3) Exhibits

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below. Copies of exhibits will be furnished, upon request, to holders or beneficial owners of America Online Latin America, Inc. class A common stock as of March 21, 2005, subject to payment in advance of a fee of 25 cents per page to reimburse America Online Latin America, Inc. for reproduction costs.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
Exhibit 3.1@	Fifth Restated Certificate of Incorporation of America Online Latin America, Inc. (included as Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (No. 000-31181) and incorporated herein by reference).

Exhibit 3.2@	Amended and Restated By-laws of America Online Latin America, Inc. (included as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit 4.1@	Form of class A common stock certificate (included as Exhibit 4.1 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

Exhibit 10.1@	America Online Latin America, Inc. 2000 Stock Plan (included as Exhibit 10.1 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

Exhibit 10.2@+	Strategic Interactive Services and Marketing Agreement, dated as of June 12, 2000, by and among America Online Latin America, Inc., AOL Brasil Ltda. and Banco Itaú S.A. (included as Exhibit 10.13 to Amendment No. 12 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

Exhibit 10.3@	Letter Agreement, dated August 7, 2002, amending the Strategic Interactive Services and Marketing Agreement among America Online Latin America, Inc., AOL Brasil, Ltda. and Banco Itaú, S.A. (included as Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.4@	Letter Agreement, dated September 6, 2002, amending the Strategic Interactive Services and Marketing Agreement among America Online Latin America, Inc., AOL Brasil Ltda. and Banco Itaú, S.A. (included as Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit Number	Description of Exhibit
Exhibit 10.5@	Letter Agreement, dated November 8, 2002, amending the Strategic Interactive Services and Marketing Agreement among America Online Latin America, Inc., AOL Brasil, Ltda. and Banco Itaú, S.A. (included as Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.6@	Letter dated July 22, 2003 from AOL Brasil Ltda. to Banco Itaú, S.A. (included as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.7@+	Stock Subscription Agreement, dated as of June 12, 2000, by and among America Online Latin America, Inc., Banco Itaú S.A. and Banco Banerj S.A. (included as Exhibit 10.14 to Amendment No. 6 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

Exhibit 10.8@	Contribution Agreement, dated as of July 3, 2000, by and among America Online Latin America, Inc., AOL Latin America, S.L., America Online, Inc. and Riverview Media Corp. (included as Exhibit 10.19 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

Exhibit 10.8@	Contribution Agreement by and among America Online Latin America, Inc., AOL Latin America, S.L., America Online, Inc. and Riverview Media Corp., dated as of August 7, 2000 (included as Exhibit 10.3 to Amendment No. 11 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

Exhibit 10.9@+	AOL License Agreement, dated as of August 7, 2000, by and between America Online, Inc. and America Online Latin America, Inc. (included as Exhibit 10.5 to Amendment No. 11 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

Exhibit 10.10@+	AOL Online Services Agreement, dated as of August 7, 2000, by and between America Online, Inc. and America Online Latin America, Inc. (included as Exhibit 10.6 to Amendment No. 11 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

Exhibit 10.11@	Amended and Restated Warrant issued by America Online Latin America, Inc. to America Online, Inc., dated as of August 7, 2000 (included as Exhibit 10.7 to Amendment No. 2 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

Exhibit 10.12@	Form of Escrow Agreement, dated as of August 7, 2000, by and among The Bank of New York, America Online Latin America, Inc., AOL Brasil Ltda. and Banco Itaú S.A. (included as Exhibit 10.16 to Amendment No. 6 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

Exhibit 10.13@+	Second Amended and Restated Stockholders’ Agreement, dated as of March 8, 2002, by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC, Atlantis Investments LLC and for purposes of certain sections thereof Time Warner Inc. (included as Exhibit 10.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.14@	Second Amended Registration Rights Agreement, dated as of March 8, 2002, by and among America Online Latin America, Inc., America Online, Inc., Time Warner Inc., Aspen Investments LLC and Atlantis Investments LLC (included as Exhibit 10.4 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.15@	Amended and Restated Registration Rights and Stockholder’s Agreement, dated as of March 30,

Exhibit Number	Description of Exhibit
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

Exhibit 10.16@	Amendment, dated as of May 20, 2002, to the Voting Agreement, dated as of March 8, 2002, by and among Time Warner Inc., America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC (included as Exhibit 15 to Amendment No. 6 to Schedule 13D of Time Warner Inc. and America Online, Inc., with respect to securities of America Online Latin America, Inc., filed with the Securities and Exchange Commission on August 29, 2002 (No. 005-59485) and incorporated herein by reference).

Exhibit 10.17@	Amendment, dated as of May 20, 2002, to the Voting Agreement, dated as of March 8, 2002, by and among Time Warner Inc., America Online, Inc., Banco Itaú, S.A., Banco Banerj, S.A., Banco Itaú, S.A.-Cayman Branch, and Itaú Bank Limited (included as Exhibit 16 to Amendment No. 6 to Schedule 13D of Time Warner Inc. and America Online, Inc. with respect to securities of America Online Latin America, Inc., filed with the Securities and Exchange Commission on August 29, 2002 (No. 005-59485) and incorporated herein by reference).

Exhibit 10.18@	Exclusivity and Key Partner Contracts Agreement, dated July 31, 2002, by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC (included as Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.19@	Amendment of Memorandum of Agreement, dated September 24, 2002, between America Online Latin America, Inc. and Turner Broadcasting System Latin America, Inc. (included as Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.20@	Preferred Stock Conversion Agreement, dated October 7, 2002, by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC and Atlantis Investments LLC (included as Exhibit 99.2 to the company’s Current Report on Form 8-K filed on October 7, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.21@+	Memorandum of Agreement, dated as of December 14, 2002, by and among America Online Latin America, Inc., AOL Brasil Ltda. and Banco Itaú S.A. (included as Exhibit 10.1 to the company’s Current Report on Form 8-K filed as of December 18, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.22@+	Business Cooperation Agreement, dated January 9, 2003, between McDonald’s Comercio de Alimentos Ltda. and AOL Brasil Ltda. (included as Exhibit 10.24 to the company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.23@+	First Addendum to the Agreement of Commercial Cooperation, dated as of March 24, 2004, between McDonald’s Comercio de Alimentos Ltda. and AOL Brasil Ltda. (included as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.25#*	Executive Retention Agreement, dated as of June 5, 2004, by and between Eduardo Escalante Castillo and AOL Mexico, S. de R.L. de C.V.

Exhibit 10.26@#	Executive Retention Agreement, dated as of June 5, 2004, by and between Eduardo Hauser and America Online Latin America, Inc. (included as Exhibit 10.2 to the company’s Quarterly Report on

Exhibit Number	Description of Exhibit
Form 10-K filed with the Commission for the period ended September 30, 2004 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.27@#	Letter of Employment for Eduardo Hauser, dated February 22, 2000 (included as Exhibit 10.23 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

Exhibit 10.28@#	Letter of Employment for Charles M. Herington, dated July 31, 2000 (included as Exhibit 10.8 to Amendment No. 10 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

Exhibit 10.29@#	Amendment to Letter of Employment for Charles M. Herington, dated December 15, 2000 (included as Exhibit 10.9 to the company’s Transition Report on Form 10-K for the transition period from July 1, 2000 to December 31, 2000 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.30@#	Executive Retention Agreement, dated as of June 5, 2004 by and between David A. Bruscino and America Online Latin America, Inc. (included as Exhibit 10.1 to the company’s Quarterly Report on Form 10-K filed with the Commission for the period ended September 30, 2004 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.31@#	Executive Retention Agreement, dated as of June 5, 2004 by and between Paulo Moledo and America Online Latin America, Inc. (included as Exhibit 10.3 to the company’s Quarterly Report on Form 10-K filed with the Commission for the period ended September 30, 2004 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.32#*	Executive Retention Agreement, dated as of April 15, 2004, by and between Milton Camargo and AOL Brasil, Ltda.

Exhibit 10.33@#	Letter of Employment, dated July 26, 2002, between America Online Latin America, Inc. and Osvaldo Baños (included as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.34@	Stock Purchase Agreement, dated as of March 30, 2001, by and among America Online Latin America, Inc., America Online, Inc., Aspen Investments LLC, Atlantis Investments LLC and Banco Itaú., S.A. -Cayman Branch (filed as Exhibit 8 to Amendment No. 3 to Schedule 13D of Time Warner Inc., and America Online, Inc., with respect to shares in America Online Latin America, Inc., filed with the Securities and Exchange Commission on April 13, 2001 (No. 005-59485) and incorporated herein by reference).

Exhibit 10.35@	Agreement, dated as of March 30, 2001, by and among America Online Latin America, Inc., Banco Itaú, S.A., Banco Banerj, S.A., Banco Itaú, S.A. - Cayman Branch and Itaú Bank Limited (filed as exhibit 10 to Amendment No. 3 to Schedule 13D of Banco Itaú, S.A., Itaúsa-Investimentos Itaú, S.A., Companhia ESA and the shareholders of Companhia ESA, filed with the Securities and Exchange Commission on April 12, 2001 (No. 005-59485) and incorporated herein by reference).

Exhibit 10.36@	Agreement, dated as of March 30, 2001, by and among America Online Latin America, Inc., Compuserve Interactive Services, Inc. and America Online, Inc. (included as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (No. 003-31181) and incorporated herein by reference).

Exhibit 10.37@	Amendment No. 1 to the Note Purchase Agreement, dated as of May 20, 2002, between Time Warner Inc. and America Online Latin America, Inc. (included as Exhibit 14 to Amendment No. 6 to Schedule 13D of Time Warner Inc. and America Online, Inc., with respect to securities of America Online Latin America, Inc., filed with the Securities and Exchange Commission on August 29, 2002 (No. 005-59485) and incorporated herein by reference).

Exhibit Number	Description of Exhibit
Exhibit 10.38@+	Agreement by and between Avantel, S.A. and AOL Mexico, S. de R.L. de C.V., dated as of January 20, 2000 (included as Exhibit 10.17 to Amendment No. 12 of the company’s Registration Statement on Form S-1 (No. 333-95051) and incorporated herein by reference).

Exhibit 10.39@+	Addendum and Letter Agreement by and between AOL Mexico, S. de R.L. de C.V. and Avantel, S.A., dated as of October 31, 2001 (included as Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.40@+	Agreement, dated December 13, 2002, by and between Avantel, S.A. and AOL Mexico, S. de R.L. de C.V. (included as Exhibit 10.5 to the company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.41@	Note Purchase Agreement, dated as of March 8, 2002, by and between America Online Latin America, Inc. and Time Warner Inc. (included as Exhibit 99.2 to the company’s Current Report on Form 8-K filed on March 11, 2002 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.42@	Form of Initial Note (included as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.43@+	Cancellation Agreement made by and between Telefonos de Mexico, S.A. DE C.V. and AOL Mexico, S. de R.L. de C.V., dated as of February 27, 2004 (included as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.44@+	Services Contract by and between Uninet, S.A. de C.V. and AOL Mexico, S. de R.L. de C.V. dated as of March 1, 2004 (included as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.45@+	Letter Agreement dated as of March 1, 2004, by and between Uninet, S.A. de C.V. and AOL Mexico, S. de R.L. de C.V. dated as of March 1, 2004 (included as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.46@+	Letter Agreement dated as of March 1, 2004 between AOL Brasil Ltda. and Telecomunicacoes de Sao Paulo S.A.—TELESP (included as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.47@+	Letter of Amendment to Agreement for Advertising Space Availability, dated as of August 25, 2003 between AOL Brasil Ltda. and Telecomunicacoes de Sao Paulo S.A.—TELESP (included as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.48@+	Agreement for Supplying Web Channel Service, dated as of August 25, 2003, entered into by Telefonica Empresas S.A. and AOL Brasil Ltda. (included as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (No. 000-31181) and incorporated herein by reference)

Exhibit 10.49@	Agreement for Availability of Advertising Space between AOL Brasil Ltda. and Telecomunicacaoes de Sao Paulo S.A. (TELESP) (included as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.50@	Agreement for Development of Telephonic Traffic between AOL Brasil Ltda. and Telecomunicacaoes de Sao Paulo S.A. (TELESP) (included as Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (No. 000-31181) and incorporated herein by reference).

Exhibit Number	Description of Exhibit
Exhibit 10.51@	Agreement For Service Providing And Supplying Access Infrastructure To Internet Services — Dial Provider — Promotional Plan between AOL Brasil Ltda. and Telecomunicacaoes de Sao Paulo S.A. (TELESP) (included as Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.52@	Localization Services, Licensing and Content Programming Agreement, dated as of September 2, 2004 by and between America Online, Inc. and America Online Latin America, Inc. (included as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on December 22, 2004 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.53@	Schedule No. 2, dated as of December 28, 2004, to Localization Services, Licensing and Content Programming Agreement, dated as of September 2, 2004 by and between America Online, Inc. and America Online Latin America, Inc. (included as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on January 7, 2005 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.54*	Amendment to Strategic Interactive Services and Marketing Agreement, dated as of November 4, 2004, by and among America Online Latin America, Inc., AOL Brasil Ltda. and Banco Itaú S.A.

Exhibit 10.55*#	Letter of Employment for David A. Bruscino, dated April 21, 2000.

Exhibit 10.56*#	Letter of Employment for Eduardo Escalante Castillo, dated September 21, 1999.

21.1*	Subsidiaries of America Online Latin America, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

@	Incorporated by reference as indicated.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.

#	Management contract.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

America Online Latin America, Inc.

By:	/s/ Charles M. Herington

Charles M. Herington
Chief Executive Officer

Date: March 30, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Herington	Chief Executive Officer	March 30, 2005
(principal executive officer)
Charles M. Herington

/s/ Osvaldo Baños	Chief Financial Officer	March 30, 2005
(principal financial officer)
Osvaldo Baños

/s/ Paulo Moledo	Treasurer and Controller	March 30, 2005
(principal accounting officer)
Paulo Moledo

	Director	March 30, 2005
/s/ Steven I. Bandel
Steven I. Bandel

/s/ Gustavo A. Cisneros	Director	March 30, 2005

Gustavo A. Cisneros

/s/ Ricardo J. Cisneros	Director	March 30, 2005

Ricardo J. Cisneros

/s/ David A. Gang	Director	March 30, 2005

David A. Gang

/s/ Joseph M. Redling	Director	March 30, 2005

Joseph M. Redling

Robert S. O’Hara, Jr.	Director	March 30, 2005

Robert S. O’Hara, Jr.

Signature	Title	Date
	Director	March 30, 2005
/s/ Cristina Pieretti
Cristina Pieretti

	Director	March 16, 2005
/s/ Neil Smit
Neil Smit

	Director	March 30, 2005
/s/ Gerald Sokol, Jr.
Gerald Sokol, Jr.

	Director	March 30, 2005
/s/ William H. Luers
William H. Luers

	Director	March 30, 2005
/s/ M. Brian Mulroney
M. Brian Mulroney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
America Online Latin America, Inc.

We have audited the accompanying consolidated balance sheets of America Online Latin America, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity (capital deficiency), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Online Latin America, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that America Online Latin America, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating and cash flow losses, has a net capital deficiency and requires additional capital to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Certified Public Accountants

Ft. Lauderdale, Florida
March 24, 2005

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)

	As of
	December 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$22,030	$31,631
Short-term money market investments	137	268

Total cash and cash equivalents	22,167	31,899
Other short-term investments	326	—
Restricted cash	1,781	1,003
Trade accounts receivable, less allowances of $227 (December 31, 2003 - $363)	1,565	2,267
Other receivables	575	243
Prepaid expenses	2,677	5,549
Other current assets	4,142	3,246

Total current assets	33,233	44,207
Property and equipment, net	2,612	4,771
Investments, including securities available-for-sale (at fair value)	814	194
Other assets	1,065	6,567

TOTAL ASSETS	$37,724	$55,739

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
CURRENT LIABILITIES
Trade accounts payable	$2,105	$3,264
Payables to affiliates	3,095	1,349
Other accrued expenses and liabilities	5,520	9,672
Deferred revenue	4,829	4,810
Accrued personnel costs	5,384	4,533
Other taxes payable	5,345	3,571
Senior convertible notes in default (Note 1)	160,000	—

Total current liabilities	186,278	27,199
Other non-current liabilities	973	1,499
Senior convertible notes	—	160,000

TOTAL LIABILITIES	187,251	188,698

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Preferred stock, $.01 par value; 1,000,000,000 shares authorized:
Series B and C cumulative redeemable convertible; 350,000,000 shares of series B and 300,000,000 shares of series C authorized:
Series B — $382,151 liquidation value; issued and outstanding shares - 140,146,172 (December 31, 2003 - 115,244,559)	1,402	1,152
Series C — $216,863 liquidation value; issued and outstanding shares - 79,518,702 (December 31, 2003 - 79,518,702)	795	795
Series D and E cumulative redeemable convertible; 25,000,000 shares authorized each; none issued and outstanding	—	—

	2,197	1,947

Common stock, $.01 par value; 2,250,000,000 shares authorized:
Class A—1,400,000,000 shares authorized; issued and outstanding shares - 135,260,715 (December 31, 2003 - 135,186,195)	1,353	1,352
Class B and C — 450,000,000 shares of series B and 400,000,000 shares of series C authorized; none issued and outstanding	—	—

	1,353	1,352
Additional paid-in capital	839,626	822,471
Unearned services	(59,393)	(101,156)
Accumulated other comprehensive loss	(4,503)	(4,956)
Accumulated deficit	(928,807)	(852,617)

Total stockholders’ equity (capital deficiency)	(149,527)	(132,959)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	$37,724	$55,739

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2004	2003	2002
Revenues:
Subscription	$48,816	$59,415	$62,998
Advertising and other	3,602	5,759	9,109

Total revenues	52,418	65,174	72,107

Costs and expenses:
Cost of revenues	33,957	56,387	98,695
Sales and marketing	49,519	65,397	97,170
General and administrative	23,799	27,051	32,871
Impairment of Argentina VAT receivable	4,009	—	—

Total costs and expenses	111,284	148,835	228,736

Loss from operations	(58,866)	(83,661)	(156,629)
Interest expense	(17,525)	(17,990)	(5,302)
Other income, net	325	916	139

Loss before income taxes	(76,066)	(100,735)	(161,792)
Income taxes	(124)	(4)	(75)

Net loss	(76,190)	(100,739)	(161,867)
Less: Dividends on Series B and C preferred shares	16,481	15,869	18,724

Net loss applicable to common stockholders	$(92,671)	$(116,608)	$(180,591)

Loss per common share, basic and diluted	$(0.69)	$(0.88)	$(2.69)

Weighted average number of common shares outstanding	135,246,144	132,903,430	67,067,603

SUPPLEMENTAL RELATED PARTIES DISCLOSURE:

Transactions with affiliated parties are reflected in the consolidated statements of operations as follows:
Subscription revenues	$14,444	$14,530	$10,855
Advertising and other revenues	1,097	1,797	3,211
Cost of revenues	7,471	11,715	21,629
Sales and marketing	37,097	42,116	41,277
General and administrative	227	44	1,808
Interest expense	17,334	17,845	5,161

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands, except share amounts)

							Accumulated
					Additional		other
	Preferred Stock		Common Stock		paid-in	Unearned	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	services *	income (loss)	deficit	Total
BALANCES AT DECEMBER 31, 2001	227,424,450	$2,274	67,054,714	$671	$800,714	$(189,191)	$(3,334)	$(590,011)	$21,123
Net loss	—	—	—	—	—	—	—	(161,867)	(161,867)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,684)	—	(2,684)

Total comprehensive loss									(164,551)
Interest paid with issuance of Series B preferred shares	10,865,643	109	—	—	4,048	—	—	—	4,157
Stock options exercised	—	—	15,351	—	39	—	—	—	39
Non-cash marketing expense amortization **	—	—	—	—	—	41,845	—	—	41,845
Non-cash compensation expense	—	—	—	—	—	301	—	—	301

BALANCES AT DECEMBER 31, 2002	238,290,093	2,383	67,070,065	671	804,801	(147,045)	(6,018)	(751,878)	(97,086)
Net loss	—	—	—	—	—	—	—	(100,739)	(100,739)
Foreign currency translation adjustment	—	—	—	—	—	—	1,062	—	1,062

Total comprehensive loss									(99,677)
Interest paid with issuance of Series B preferred shares	24,538,240	245	—	—	17,600	—	—	—	17,845
Conversion of preferred shares to common	(68,065,072)	(681)	68,065,072	681	—	—	—	—	—
Stock options exercised	—	—	51,058	—	70	—	—	—	70
Non-cash marketing expense amortization **	—	—	—	—	—	41,162	—	—	41,162
Proceeds in accordance with strategic marketing agreement	—	—	—	—	—	4,486	—	—	4,486
Non-cash compensation expense	—	—	—	—	—	241	—	—	241

BALANCES AT DECEMBER 31, 2003	194,763,261	1,947	135,186,195	1,352	822,471	(101,156)	(4,956)	(852,617)	(132,959)
Net loss	—	—	—	—	—	—	—	(76,190)	(76,190)
Foreign currency translation adjustment	—	—	—	—	—	—	(45)	—	(45)
Net unrealized gain from securities							498		498

Total comprehensive loss									(75,737)

Interest paid with issuance of Series B preferred shares	24,901,613	250	—	—	17,084	—	—	—	17,334
Stock options exercised	—	—	74,520	1	71	—	—	—	72
Non-cash marketing expense amortization **	—	—	—	—	—	37,021	—	—	37,021
Proceeds in accordance with strategic marketing agreement	—	—	—	—	—	4,742	—	—	4,742

BALANCES AT DECEMBER 31, 2004	219,664,874	$2,197	135,260,715	$1,353	$839,626	$(59,393)	$(4,503)	$(928,807)	$(149,527)

*	Unearned services includes the unamortized portion of the $253.6 million associated with stock issued to Banco Itaú, net of related costs accrued as of June 30, 2000. See accompanying note 4 included herein.

**	Represents the amortization associated with the stock issued to Banco Itaú for the marketing services strategic alliance. See accompanying note 4 included herein.

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	Year Ended
	December 31,

	2004	2003	2002
OPERATING ACTIVITIES
Net loss	$(76,190)	$(100,739)	$(161,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (benefit) for uncollectible accounts	155	25	(451)
Depreciation and amortization	2,369	3,694	5,028
(Gain) loss from investment securities	(77)	(36)	810
Non-cash marketing expense	37,021	41,162	41,845
Non-cash stock based compensation expense	—	241	301
Non-cash asset impairment charges and lease reserves	—	1,012	948
Issuance of preferred stock in lieu of interest due to affiliate	17,334	17,845	4,157
Write-off of Argentina VAT receivable	4,009	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,383	2,064	(52)
Restricted cash	778	154	16
Other operating assets	2,095	(1,982)	347
Operating liabilities	(4,153)	(5,341)	(14,960)
Deferred revenues	(581)	425	153
Payables to affiliates	1,032	(5,752)	(3,980)

Net cash used in operating activities	(14,825)	(47,228)	(127,705)

INVESTING ACTIVITIES
Capital spending	(300)	(1,559)	(2,026)

Net cash used in investing activities	(300)	(1,559)	(2,026)

FINANCING ACTIVITIES
Proceeds from issuance of senior convertible notes, net of issuance costs	—	—	159,451
Proceeds in accordance with strategic marketing agreement	4,742	4,486	—
Proceeds from stock options exercised	72	70	39

Net cash provided by financing activities	4,814	4,556	159,490

Effect of exchange rate changes on cash and cash equivalents	579	613	(918)

Net decrease in cash and cash equivalents	(9,732)	(43,618)	28,841
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,899	75,517	46,676

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,167	$31,899	$75,517

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$—	$—	$53

Interest paid	$—	$28	$1,008

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation:

     America Online Latin America, Inc. (“AOLA” or the “Company”) began operations in December 1998. AOLA launched its first online service in Brazil in November 1999. The Mexico and Argentina country services were launched in July 2000 and August 2000, respectively. Under an agreement with America Online, Inc. (“America Online”), AOLA also provides certain Spanish language content to America Online’s subscribers in Puerto Rico and markets the AOL-branded service in Puerto Rico. Beginning in 2004, AOLA became a subsidiary of Time Warner Inc. (“Time Warner”), the parent company of America Online, for consolidation purposes.

     The Company launched its web-based content and connectivity services in Brazil, Argentina and Puerto Rico in September 2003, October 2003 and February 2004, respectively. The web-based services are priced at lower rates than the AOLA country services and are designed to be more competitively priced. In Puerto Rico the Company offers a web-based product, “Conexis”, which provides basic Internet connectivity, one email address, and minimal content. A web-based service is available in Mexico, although it is not actively promoted. AOLA is primarily responsible for the technical support, development and billing for its web-based services.

     Although at present the majority of the Company’s members in Brazil use the AOLA country service, the Company no longer actively promotes the AOLA country service in Brazil. The Company no longer promotes either the AOLA country service or the web-based service in Argentina, although they are available.

     To date, growth of the Company’s web-based services has been slow and AOLA does not expect any improvement in this trend in the future. Approximately 21.4% of the membership totals as of December 31, 2004, were subscribers to the Company’s narrowband web-based interactive services. Results since launch of the web-based services in all four markets were below expectations both in terms of ability to attract new members as well as to reduce membership turnover.

     AOLA launched a broadband service in Brazil, nationally in August 2003. The broadband service offers subscribers faster Internet access through DSL and cable. Subscribers to the Company’s broadband services in Brazil can select either the AOLA country service or web-based service. The pricing of the Company’s broadband service in Brazil varies depending upon the telecommunications partner. AOLA also has continued to test broadband products in Mexico, although there are no plans to launch nationally. Approximately 11.7% of the membership totals as of December 31, 2004, were subscribers to the Company’s broadband interactive services. In Brazil, subscribers to the local broadband interactive service represented approximately 19.2% of the membership base as of December 31, 2004.

     AOLA derives its revenues principally from member subscriptions to its AOLA country services and web-based interactive services, and to a lesser extent from advertising and other revenues. AOLA currently has the exclusive right to offer AOL-branded PC-based online services in Latin America. Under its license agreement with America Online, it also has the exclusive right to offer AOL-branded TV-based online services in Latin America if America Online develops these services. AOLA also has the exclusive right to offer in Latin America any AOL-branded wireless-based online services developed by America Online for commercial launch on or before August 7, 2004.

     As discussed in more detail in Note 4, during fiscal year 2001, AOLA’s principal stockholders, America Online, the Cisneros Group of Companies (the “Cisneros Group”) and Banco Itaú, signed a stock purchase agreement under which they provided an aggregate of $150.0 million in additional capital.

     On March 8, 2002, AOLA entered into a note purchase agreement with Time Warner. Under the note purchase agreement, Time Warner made available to AOLA $160.0 million in exchange for senior convertible notes of AOLA due in March 2007. AOLA completed the draw down of the entire amount available to it under the note purchase agreement on December 30, 2002. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of AOLA’s class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at any time at the option of the holder, and are redeemable by AOLA at any time, subject to the holder’s right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if AOLA raises additional debt or equity funds. Interest is payable either in cash or preferred stock, at the Company’s option. The interest payment on the final maturity date must be made in cash only. If interest is paid in shares, the price per share is to be determined based on the average closing price of the class A common stock for the twenty trading dates prior to the date of payment. In addition, the senior convertible notes restrict the payment of any cash dividends without prior consent of Time Warner. The Company previously disclosed that it will not be able to obtain additional sources of financing necessary to repay the $160 million in senior convertible notes.

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

     The Company believes that it may be in default under the senior convertible notes held by Time Warner. This may have automatically accelerated the Company’s obligation to repay these notes and, therefore, the full $160 million may be immediately due and payable. As a result, the full amount of the senior convertible notes is recorded in current liabilities in the accompanying consolidated balance sheet as of December 31, 2004.

     As the Company has stated in previous reports filed with the Securities and Exchange Commission, the Company does not expect to reach cash flow breakeven with available cash. The Company expects that available cash will only be sufficient to fund operations into the third quarter of 2005 and the Company does not expect that it will be able to continue normal operations beyond such time. To continue operations beyond such time, the Company would need an additional, substantial capital infusion, which it will not be able to obtain. The Company will not receive any additional funding from Time Warner, America Online, the Cisneros Group, Banco Itaú or any other source.

     Since May 2004, the Company, together with its financial advisors, have explored potential strategic alternatives for AOLA and its subsidiaries, including a possible sale of the entire company, the sale of one or more of its operating businesses, the sale of specific assets or other comparable transactions. The Company has not successfully completed any such transaction. Time Warner, the holder of $160 million of the Company’s senior convertible notes, has the right to require the Company to use the proceeds from any sale transaction to repay the senior convertible notes. In addition, AOLA’s preferred stock has a current aggregate liquidation preference of approximately $599.0 million (excluding accrued, but unpaid, dividends). For further discussion of preferred stock see Note 4. Even if the Company is successful in selling all of its businesses, the proceeds will not be sufficient to repay the senior convertible notes, and none of those proceeds will be available to the common stockholders. As a result, the Company does not believe that its common stock has, or will have, any value.

     If the Company does not consummate the disposition of its businesses in a timely manner, management expect to cease operating those businesses, although no definitive decision has been made to cease operations of any particular business at any particular time. At any time during the process of attempting to sell the Company’s businesses or ceasing operations, management may conclude that it is advantageous for the Company to file for protection under the bankruptcy laws of the United States or the insolvency laws of one or more foreign jurisdiction in which the Company operates. Any such voluntary filing would require the consent of the holders of the Company’s class B and C preferred stock, in addition to the authorization of the Company’s board of directors.

     As of December 31, 2004, approximately $1.1 million of AOLA’s cash on hand served to collateralize certain Company obligations to employees. In total, the Company may be obligated to make payments amounting to up to $1.8 million under these obligations in 2005. An additional $0.7 million served to collateralize certain operational expenditures. These amounts were not, and will not be, available for general corporate use.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The conditions discussed above and elsewhere herein raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. On March 16, 2005, management concluded that AOLA is not a going concern for financial reporting purposes and eventually will not have sufficient funds to continue operations.

     If a determination is made to liquidate the Company, or it is probable that a liquidation is imminent, the Company will be required to change its basis of accounting to the liquidation basis of accounting. No such adjustments have been made to the accompanying audited consolidated financial statements.

Note 2. Summary of Significant Accounting Policies:

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

     Foreign Currency Translation

     The financial statements of AOLA’s wholly owned foreign subsidiaries have been translated into U.S. dollars in accordance with

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” Assets and liabilities are translated at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the period. Translation adjustments are included as a component of other comprehensive income (loss). Foreign currency transaction gains and losses are included in results of operations in other income.

     Revenue Recognition and Barter Transactions

     AOLA recognizes subscription revenues over the period that it provides its service following expiration of the member’s trial period. For subscribers in Brazil, Mexico and Argentina that have elected to pay their subscription fees with credit cards or through direct debit from bank accounts, AOLA begins to recognize subscription revenues when the fees become due and are confirmed as collectible. For subscribers in these countries who pay on a cash basis, AOLA does not begin to recognize subscription revenues until the cash payment is received. As AOLA gains additional experience with the collectibility of its cash accounts receivable, it may eventually begin to recognize revenue when the fees become due, although it does not expect to do so in the near term future. The vast majority of subscribers to the AOL-branded service in Puerto Rico pay their subscription fees by credit card or direct debit of their bank accounts. Revenues from subscribers to Puerto Rico, which are received directly from America Online, are recognized when the fees become due. AOLA records deferred revenues when it has received payments from subscribers but has not yet provided its interactive services. The Company’s Mexican segment offers subscription programs on a prepaid basis. Revenue is recognized as the services are provided over the term of the contract. Related costs of the prepaid program are capitalized and amortized to marketing expense over the term of the contract.

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

     AOLA also derives revenues from other transactions arising from the conduct of its normal course of operations. Other sources of revenue consist primarily of programming services provided to America Online for its Latino content area, amounts received from an advertising agreement with Google Inc. in which revenues are generated based on the volume of queries in AOLA’s search tool, revenue sharing agreements with certain telecommunications providers, representation fees for advertising sold on America Online’s services outside of Latin America, and call center support services that the Company provides to AOL Germany, and are recognized as earned.

     AOLA measures revenue for payments made in the form of equity at the fair value of the securities at the earlier of the initiation of the agreement, if fully vested and non-forfeitable, or the date performance is complete. The fair value of these securities is determined by using either market price or other standard valuation models. If AOLA’s receipt of the securities is contingent upon the achievement of performance criteria, AOLA will measure revenue at that time based upon the achievement of those criteria. AOLA recognizes these revenues ratably, over the term of the contract, or when performance is completed. In November 1999, AOLA received $4.5 million in equity securities of Hollywood Media Corp. in exchange for future services to be provided to Hollywood Media Corp. This contract expired in October 2003. AOLA did not receive any equity securities for future services during the years ended December 31, 2004, 2003 or 2002.

     AOLA exchanges advertising for products and services. Such transactions are recorded at the estimated fair value of the products or services received or given in accordance with the provisions of APB 29, “Accounting for Non-Monetary Transactions” and the Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Barter transactions are not material to AOLA’s statement of operations for any periods presented.

     AOLA has entered into zero-cost agreements with telecommunications companies who provide the Company with modem ports that are used by its customers to access its interactive services and the Internet. Under these agreements, AOLA provides the telecommunications providers with advertising in exchange for the use of the ports. AOLA credits the value of the advertising it provides against its telecommunications expense in cost of revenues because it is not able to reliably determine the fair value of the ports or advertising under these arrangements.

     Subscriber Acquisition and Advertising Costs

     AOLA accounts for direct marketing costs incurred for acquiring subscribers as well as other advertising costs as required by

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

SOP 93-7, “Reporting on Advertising Costs.” AOLA expenses all advertising, marketing and other subscriber acquisition costs as it incurs them and reports such costs in sales and marketing expenses.

     Excluding the general and administrative component related to sales and marketing expenses, brand marketing and member acquisition costs totaled approximately $46.5 million in the year ended December 31, 2004, $60.2 million in the year ended December 31, 2003 and $90.9 million in the year ended December 31, 2002. These amounts include amortization of unearned services related to the Banco Itaú strategic alliance which amounted to $37.0 million in the year ended December 31, 2004, $41.2 million for the year ended December 31, 2003 and $41.8 million for the year ended December 31, 2002. This expense is included in the accompanying consolidated statements of operations as sales and marketing expenses.

     Contained within sales and marketing expense is the amortization of 31,700,000 shares of class A common stock issued to Banco Itaú in June 2000, in consideration for its entering into a ten-year strategic alliance with AOLA. This amount, which was valued at $253.6 million, was accounted for as contra-equity — unearned services in the Company’s consolidated balance sheets. As there are potential specific payments related to performance targets in the first five years of the agreement, AOLA is expensing $164.8 million of the cost on a straight-line basis over that period, based on the original valuation of the penalties. AOLA is expensing the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement.

     As discussed above, on March 16, 2005, the Company’s management concluded that AOLA is not a going concern for financial reporting purposes and eventually will not have sufficient funds to continue operations. In light of that conclusion, management reviewed current contracts in effect and determined that the recording of a full impairment of the remaining unamortized balance of unearned services recorded as a result of its strategic marketing agreement with Banco Itaú was necessary. Management estimates that the amount of this non-cash impairment is approximately $52.5 million. This impairment will be recorded by the Company in the first quarter of 2005.

     Cash and Cash Equivalents; Cash Restrictions

     AOLA considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Such investments are carried at cost plus accrued interest, which approximates fair value. All other investments not considered to be cash equivalents are classified as “Investments.” The Company has a letter of credit outstanding in support of its U.S. office lease which is collateralized by a certificate of deposit in the amount of $156,000. The Company also has an assignment of a time deposit in the amount of $525,000 in favor of its bank to secure ACH deposits used to fund its U.S. employees’ payroll payments. In addition, as of December 31, 2004, approximately $1.1 million of AOLA’s cash on hand served to partially collateralize obligations under executive retention agreements. This collateral is not available for general corporate use and is reflected as restricted cash in the accompanying consolidated balance sheets as of December 31, 2004 and December 31, 2003.

     Investments, Including Securities Available-For-Sale

     AOLA classifies all debt and equity securities for which there is a determinable fair market value as available-for-sale. These securities are reported at their fair value, with unrealized gains and losses excluded from earnings and reported net of applicable taxes in accumulated other comprehensive income (loss). Realized gains and losses and declines in value of available-for-sale securities, other than those determined to be temporary, are included in other income (loss). The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. AOLA held no debt securities at December 31, 2004 and December 31, 2003.

     AOLA has an available-for-sale equity investment in Hollywood Media Corp., a public company traded on the NASDAQ National Market. The investment was acquired in exchange for future services and is comprised of common stock and warrants which had an original fair market value of $4.5 million. The fair market value of this investment at December 31, 2004 and 2003 amounted to $814,000 and $194,000, respectively, including the fair value of the warrants of $159,000 and $36,000 at those dates.

     Quarterly, AOLA performs a review of the common stock portion of its holdings in Hollywood Media Corp. to determine if this value is impaired on an other-than-temporary basis. As a result of that review, AOLA recorded an impairment charge of approximately $761,000 to other income, net during the year ended December 31, 2002. Under the criteria established by Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities”, the warrants acquired in this transaction are classified as derivatives.

     Trade Accounts Receivable and Credit Risk

     AOLA sells its services in Latin America to a diverse range of customers and subscribers. The carrying amount of AOLA’s trade accounts receivable approximates their fair market value and is comprised of two main categories: subscriptions and advertising and

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

other revenues. AOLA’s trade accounts receivable portfolio has a higher concentration of balances derived from advertising and other revenues, although this concentration has been decreasing in line with the reduction experienced in advertising revenue. At December 31, 2004 and 2003, the balances of receivables outstanding related to advertising represented approximately 61% and 56% of the total credit portfolio.

     Credit risk in subscription trade receivables is substantially mitigated by the Company’s short collection terms and sales to a large number of customers, as well as the low average revenue per transaction for most of AOLA’s services. The average transaction amount for advertising and other revenue is significantly larger, however. To mitigate credit risk, management performs ongoing credit evaluations of its customers’ financial condition and takes prompt action by stopping delivery of services in situations where there is a high probability of non-payment. The Company generally does not require collateral.

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

     AOLA recorded provisions to the allowance of approximately $0.2 million in the year ended December 31, 2004, $25,000 in the year ended December 31, 2003 and a recovery of $0.5 million in the year ended December 31, 2002. Write-offs against the allowance totaled $0.3 million in the year ended December 31, 2004, $0.5 million in the year ended December 31, 2003 and $0.8 in the year ended December 31, 2002.

     Property and Equipment

     Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and impairment allowances. Depreciation or amortization is calculated using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements and allowances is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever is shorter.

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

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

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

     Stock-Based Compensation

     AOLA follows SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which established a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method of accounting for their employee stock compensation plans. This pronouncement also allows an entity to continue to measure compensation cost for those plans based on Accounting Principles Board (“APB”) Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and disclose the pro forma net income (loss) and earnings (loss) per share as if the fair value method had been applied in measuring cost. Compensation cost is determined based on the intrinsic value of the stock options as required by the provisions of APB 25. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant.

     No compensation expense was recognized related to new options granted in the years ended December 31, 2004, 2003 and 2002, since the Company did not issue any grants at below fair market value. Total expense recognized in relation to the granting of stock options issued below market price totaled approximately $241,000 in the year ended December 31, 2003 and $301,000 in the year December 31, 2002, and was related to an options grant issued to the Company’s Chief Executive Officer in 2001. The following table presents AOLA’s net loss and loss per common share assuming AOLA had used the fair value method to recognize compensation expense with respect to its options:

	Year Ended
	December 31,
(in thousands, except per share data)	2004	2003	2002

Reported
Net loss applicable to common stockholders	$(92,671)	$(116,608)	$(180,591)
Loss per common share - basic and diluted	$(0.69)	$(0.88)	$(2.69)
Recorded employee stock-based compensation	$—	$241	$301
Employee stock-based compensation under fair value method	$(1,230)	$61	$(5,279)
Pro forma
Net loss applicable to common stockholders	$(93,901)	$(116,306)	$(185,569)
Loss per common share - basic and diluted	$(0.69)	$(0.88)	$(2.77)

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

     AOLA estimated the fair value of employee-stock-based awards using the Black-Scholes option-pricing model based on the weighted average assumptions for options granted during the periods as indicated below.

	Year Ended
	December 31,
	2004	2003	2002

Risk free interest rate	3.04%	3.61%	2.63%
Expected life (in years)	2.80	4.50	4.50
Expected volatility	120.0%	120.0%	70.0%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$0.90	$0.60	$0.88

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

     Reclassifications

     Certain reclassifications have been made to the consolidated financial statements for the years ended December 31, 2003 and December 31, 2002 to conform to the presentation of the consolidated financial statements for the year ended December 31, 2004.

     Recent Pronouncements

     Share-Based Payments

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005.

     Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     The Company has not determined the method it will use to implement Statement 123(R) or the impact on results of operations for periods subsequent to adoption.

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

Note 3. Related Party Transactions

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

     As of December 31, 2003, America Online had billed AOLA approximately $3.8 million over and above amounts recorded in the consolidated financial statements. The difference relates to a portion of items under dispute, primarily for support services provided by America Online. This dispute was settled in February 2004 in a manner which was consistent with the historical accounting treatment and which did not have any cash impact on the Company’s financial condition. America Online is no longer seeking payment for these amounts. The Company received a credit for these invoices in March 2004.

     In April 2002, AOLA established an accrual relating to marketing expenses for an employee of America Online who also served as a director of AOLA. America Online never invoiced the Company for such services and America Online informed the Company that it did not intend to bill for such services. Accordingly, in the fourth quarter of 2004, the Company reversed such accrual in the amount of $0.6 million.

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

     AOLA agreed to compensate America Online for these services at rates at least as favorable to AOLA as those charged by America Online to any other party, including joint venture affiliates, but excluding affiliates that are at least 75% owned by America Online. Based on management’s experience negotiating similar contracts, as well as its knowledge of competitors’ cost structures, the Company believes that the terms of the services agreement are at least as favorable as AOLA could have obtained from an unaffiliated third party.

     For the 2004 fiscal year, AOLA incurred expenses totaling approximately $7.1 million payable to America Online under the services agreement as compared with $11.8 million in 2003 and $19.3 million in 2002.

     Agreement for Consulting Services with America Online Relating to U.S. Latino Content Area

     In February 2003, the Company entered into a one-year agreement for consulting services with America Online under which the Company provided programming services to America Online related to America Online’s Latino content area. This agreement expired in February 2004 and the Company received $750,000 pursuant to this agreement for the period. An interim contract was in place for the period March through September 2004. During that period the Company recognized $183,000 of revenues related to the interim contract and programming work provided to America Online in 2003. A Localization Services, Licensing and Content Programming Agreement was entered into as of September 2004. Under this agreement, as amended, the Company provides America Online with programmers for their Latino content area in the United States in exchange for an annual payment of $400,000. The Company also provides America Online with certain localization services in exchange for America Online providing the Company with localization engineering services. America Online may also elect to engage AOLA to provide other localization services under this agreement. The Company received $100,000 in 2004 under the new agreement.

     Advertising Arrangements with America Online

     AOLA has an arrangement with America Online under which it pays America Online a commission as a finder’s fee of 15% of advertising revenues received from global transactions in which part of the advertising is on the Company’s country services and/or web-based interactive services. The amount of these payments during fiscal 2004, 2003 and 2002 was not material. Based on management’s experience negotiating similar arrangements, AOLA believes that the terms of this arrangement are at least as favorable as it could have obtained from an unaffiliated third party.

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

     Network Arrangement with America Online

     AOLA has an arrangement with America Online under which it receives network capacity from Progress Networks. America Online is a party to the agreement with Progress Networks and invoices AOLA for the amount of network capacity AOLA uses. The amount of such payments during each of fiscal 2004 and 2003 was $1.3 million.

     Agreement Regarding Puerto Rico Subscribers

     The Company has an agreement with America Online under which America Online transfers to AOLA the economic benefit associated with subscribers to the AOL-branded service in Puerto Rico. Subscribers to the AOL-branded service in Puerto Rico are included in AOLA member totals. During 2004, 2003 and 2002, AOLA incurred expenses of $0.9 million, $4.0 million and $2.7 million, respectively to America Online under this agreement. During 2004, 2003 and 2002, AOLA recorded $14.2 million, $13.6 million and $10.9 million, respectively, in subscription revenues consisting of fees collected by America Online from subscribers to the AOL-branded service in Puerto Rico.

     Interest on Senior Convertible Notes

     In 2004, AOLA incurred $17.3 million in interest on the senior convertible notes purchased by Time Warner. The interest was paid through the issuance of 24,901,613 shares of series B preferred stock. During 2003, AOLA paid $17.8 million in interest on the senior convertible notes through the issuance of 24,538,240 shares of series B preferred stock. During 2002, AOLA paid $5.2 million in interest on the senior convertible notes, consisting of 10,865,643 shares of series B preferred stock and $1.0 million in cash.

     Advertising Agreement with Turner Broadcasting System Latin America, Inc.

     AOLA entered into an advertising agreement with Turner Broadcasting System Latin America, Inc. (“Turner”), an affiliate of Time Warner. For the years ended December 31, 2004, 2003 and 2002, AOLA purchased approximately $0.6 million, $1.0 million and $0.6 million, respectively, in advertising on various Turner media properties.

     During the year ended December 31, 2003, AOLA made prepayment for future advertisement to Turner Broadcasting in the amount of $1.2 million. Advertising services were delivered through December 31, 2004. As of December 31, 2004, the balance of this prepaid amount had been fully utilized.

     Support Arrangements and Other Agreements with the Cisneros Group and Affiliated Companies

     AOLA may also receive support services from companies in the Cisneros Group who charge fees to AOLA on a cost basis for those services. The Company did not incur material fees for support services from the Cisneros Group in 2003 or in 2004.

     In addition, AOLA has entered into various agreements with the following companies associated with the Cisneros Group. In 2003, AOLA entered into an agreement with El Sitio Management S.A. (“Claxson”) under which Claxson provided the Company with chat room technology for AOLA’s web-based services. In 2005, Claxson terminated this agreement. AOLA has entered into agreements with Claxson under which AOLA advertised on certain of Claxson’s cable TV properties. AOLA also had an agreement with Pueblo Supermarkets in Puerto Rico, under which AOLA paid rent for kiosks in the supermarkets for purposes of soliciting new members, along with a bounty for new members who register through these promotional efforts. The agreement with Pueblo has expired.

     The costs incurred payable to the Cisneros Group and its affiliates for the aforementioned services totaled approximately $48,000, $30,000 and $0.2 million in the years ended December 31, 2004, 2003 and 2002, respectively.

     Advertising Agreements with Banco Itaú

     AOLA has entered into a series of advertising agreements with Banco Itaú under which they advertise on AOLA’s country service and web-based services in Brazil. For the year ended December 31, 2004, AOLA received $0.6 million from Banco Itaú under this agreement. For the year ended December 31, 2003, AOLA received $0.6 million for advertising services from Banco Itaú. The amount of payments received by the Company during the year ended December 31, 2002 was $0.9 million.

     Dependence on AOL

     The termination or loss of exclusivity of AOLA’s license or services agreement with America Online would adversely impact the

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

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

Note 4. Stockholders’ Equity

     Preferred Stock

     AOLA is authorized to issue up to 1,000,000,000 shares of preferred stock, par value of $.01 per share, in one or more series with rights, preferences and privileges that are determined by AOLA’s board of directors. As of December 31, 2004, the Company had outstanding 140,146,172 shares of series B preferred stock, which is the series owned by America Online and Time Warner, and 79,518,702 shares of series C preferred stock, which is the series owned by the Cisneros Group.

     Before completion of AOLA’s initial public offering in August 2000, AOLA had issued 101,858,334 shares of series B preferred stock and 101,858,334 shares of series C preferred stock. At the time, America Online owned all of the outstanding series B preferred stock and the Cisneros Group and certain family members of Gustavo Cisneros and Ricardo Cisneros owned all of the outstanding series C preferred stock. The series B and series C preferred stock are convertible at any time on a one-for-one basis into shares of class B and class C common stock, respectively, which, themselves, are convertible on a one-for-one basis into shares of class A common stock.

     Concurrently with the IPO, the Cisneros Group gifted 2,057,950 shares of class A common stock to some of its current and former employees. These shares were issued by AOLA to the Cisneros Group as series C preferred stock and converted into shares of class A common stock upon their gifting. An additional 1,996,424 shares of series C preferred stock held by three individuals related to the Cisneros Group were also converted into 1,996,424 shares of class A common stock.

     On March 30, 2001, AOLA’s principal stockholders, America Online, the Cisneros Group and Banco Itaú provided an aggregate of $150.0 million in additional capital. America Online purchased approximately a total of $66.3 million of the AOLA’s series B redeemable convertible preferred. The Cisneros Group purchased a total of approximately $63.8 million of AOLA’s series C redeemable convertible preferred stock. Banco Itaú purchased approximately $19.9 million of AOLA’s class A common stock. The purchase price per share for the series B preferred stock, series C preferred stock and class A common stock was $4.6875.

     On July 31, 2001, the stockholders and board of directors authorized the amendment and restatement of AOLA’s certificate of incorporation. Under the terms of the Company’s revised charter, on August 7, 2005, the Company is required to redeem approximately 87.8% of the then outstanding series B and C preferred stock issued to America Online and the Cisneros Group. The exact percentage to be redeemed is subject to adjustment based on the number of shares the Company issues in payment of interest on the senior convertible notes through August 7, 2005, which is in turn dependent on the price of the Company’s class A common stock. For the August 7, 2005 redemption, the redemption price per share will be approximately $2.73, or an aggregate redemption price of approximately $350.0 million (excluding accrued, but unpaid, dividends of approximately $73.8 million which AOLA is required to pay at the time of redemption), based on the current number of shares of series B and C preferred stock currently outstanding.

     The series B and series C preferred stock may be redeemed, at the Company’s option, in cash, by delivery of shares of class A common stock or by any combination of cash and shares of class A common stock, valued at its then fair market value. Due to the Company’s limited cash position, the Company expects to redeem these shares of preferred stock through the issuance of shares of class A common

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

stock. It is not clear, however, whether such redemption would be prohibited by Delaware law in view of certain statutory restrictions on redemption of shares of a corporation’s own stock for cash or property. It also is not clear whether the Company would have sufficient available shares of class A common stock for any such redemption. If any shares of preferred stock are redeemed, such redemption would result in significant additional dilution to the Company’s class A common stockholders. It is not possible to predict how many shares of class A common stock would have to be issued since the number of shares would be dependent upon the then market value of the Company’s class A common stock. Also, as noted above, the Company believes that its class A common stock has, and will have, no value.

     Of the remaining balance of series B and C preferred stock outstanding after the August 7, 2005 redemption, AOLA must redeem an additional amount on April 2, 2006, and the balance on March 8, 2007. As of December 31, 2004, AOLA had 140,146,172 shares of series B preferred stock outstanding and 79,518,702 shares of series C preferred stock outstanding. The foregoing redemptions, if they are made, will result in further dilution to the Company’s class A common stockholders.

     Holders of the series B and C preferred stock are entitled to receive a cumulative annual dividend at the rate of 3% of the per share liquidation preference, of $2.7268 and $2.7272 per share, respectively, as and when declared by the board of directors and before payment of any dividend to the holders of the class A, class B and class C common stock. The dividend is payable in series B and C preferred stock, in cash or in any combination of series B and C preferred stock and cash, at AOLA’s option. After payment of dividends on the preferred stock, the holders of the class A, class B and class C common stock, together with the holders of series B and series C preferred stock, will share ratably in any dividend declared by the board of directors based on the number of shares of common stock and preferred stock held. As of December 31, 2004, the liquidation value on the series B preferred shares was approximately $382.2 million, excluding cumulative dividends of $40.9 million. For the series C preferred shares, the liquidation value at such date was approximately $216.9 million, excluding cumulative dividends of $32.9 million.

     Common Stock

     AOLA is authorized to issue a total of 2,250,000,000 shares of common stock, par value $.01 per share. This amount is comprised of authority to issue 1,400,000,000 shares of class A common stock, 450,000,000 shares of class B common stock and 400,000,000 shares of class C common stock. As of December 31, 2003, a total of 135,186,195 shares of class A common stock were outstanding. The increase in the number of class A common stock outstanding, as compared with 67,070,065 shares outstanding at December 31, 2002, resulted primarily from the conversion of preferred stock by America Online and the Cisneros Group in January 2003 in support of AOLA's efforts to comply with Nasdaq continued listing requirements. As of December 31, 2004, a total of 135,260,715 shares of class A common stock were outstanding. No shares of class B common stock are outstanding and no shares of class C common stock are outstanding. The class B and class C common stock is convertible into shares of class A common stock at any time on a one-for-one basis.

     The holders of class A common stock are each entitled to one vote per share. America Online, Time Warner and the Cisneros Group are entitled to ten votes for each share of series B and series C preferred stock and, if issued, class B and class C common stock, that they hold. From inception through December 31, 2004, the Cisneros Group has contributed approximately $244.7 million to AOLA’s equity capital and America Online has contributed $147.1 million to AOLA’s equity capital. These amounts are net of related offering costs and include the purchase of class A common stock by America Online and the Cisneros Group in the Company’s initial public offering. Time Warner has also subscribed to and purchased $160.0 million of senior convertible notes, which are convertible into shares of the Company’s series B preferred stock. As of December 31, 2004, none of AOLA’s senior convertible notes had been converted.

     Under AOLA’s restated certificate of incorporation, each of America Online and the Cisneros Group has the right to directly elect five members of AOLA’s 15-member board of directors. The affirmative vote of the holders of a majority of the outstanding series B preferred stock and class B common stock, voting separately as a class, as well as the holders of a majority of the outstanding series C preferred stock and class C common stock, voting separately as a class, is required to approve a large number of corporate and business matters, as well as to amend or repeal a number of the provisions of AOLA’s restated certificate of incorporation.

     In accordance with the Registration Rights and Stockholders’ Agreement by and among AOLA, America Online, the Cisneros Group and Banco Itaú, both America Online and the Cisneros Group have agreed to vote for one nominee designated by Banco Itaú for election to AOLA’s Board of Directors. On July 31, 2002, Roberto Setubal, the director designated by Banco Itaú, resigned from AOLA’s Board of Directors. AOLA’s Board of Directors currently has 11 members, including four each directly elected by America Online and by the Cisneros Group, and four vacancies.

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

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

and the Cisneros Group have agreed to non-compete provisions. If either America Online or the Cisneros Group breaches these provisions, the Company and the non-breaching party may be able to acquire the breaching party’s capital stock.

     Common shares reserved for issuance at December 31, 2004 and December 31, 2003 were:

	As of
	December 31,	December 31,
	2004	2003
Series B Preferred Stock	140,146,172	115,244,559
Series C Preferred Stock	79,518,702	79,518,702
AOL Warrant	16,541,250	16,541,250
TW Senior Convertible Notes	44,150,105	44,150,105
Stock Options	22,808,333	22,808,333

	303,164,562	278,262,949

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

     On December 14, 2002, AOLA entered into an agreement that restructured the strategic marketing alliance with Banco Itaú. Under the terms of the agreement, AOLA oversees, in large part, the marketing activities for the co-branded service. Banco Itaú is obligated to establish kiosks and point-of-sale displays inside many of its bank branches for the promotion of the co-branded service, which are staffed by promoters trained by AOL Brazil. Potential subscribers are able to sample the co-branded services and register in the bank branches. The number of promoters varies depending on the success of the marketing efforts, which are reviewed every three months. If the marketing efforts do not meet specified goals, the number of promoters will be decreased, subject to a floor on the number of promoters. Conversely, if the marketing efforts exceed specified levels, the number of promoters may be increased, subject to a maximum number of promoters. Furthermore, Banco Itaú is required to distribute, at AOLA’s direction, CD-ROM’s containing the software for the co-branded service, in connection with the in-branch promotions and through direct mail. In addition, Banco Itaú is required to produce and broadcast a certain number of television commercials promoting the co-branded service and is required to provide exclusive or preferred online banking benefits to subscribers to the co-branded service. Banco Itaú is responsible for the cost of these marketing efforts.

     The modified marketing arrangements are scheduled to remain in effect through March 2006, although the ten-year term of the agreement did not change. Banco Itaú is obligated to make cash payments to AOLA if minimum annual revenue targets and marketing commitments are not met through March 2006. The maximum aggregate amount that Banco Itaú will be required to pay AOLA if these targets are not met, which are referred to as reference payments, is $21.0 million and $13.0 million in 2005 and 2006, respectively. AOLA expects to receive no amounts from Banco Itaú for the March 24, 2005 measurement date because of payments received from Banco Itaú in lieu of marketing, as described below.

     Beginning in the second half of 2003, as a result of lower than expected productivity, AOLA reduced the number of promoters under the revised marketing agreement. Because of this reduction and the cancellation of certain CD distributions, Banco Itaú made payments of $4.7 million and $4.5 million to AOLA during 2004 and 2003, respectively, in lieu of marketing activities it was obligated to perform under the revised marketing agreement. AOLA expects these payments to continue in the future but the amounts to gradually decrease over time as per the terms of the revised marketing agreement. Should the Company cease operations, such payments may cease or differ materially from currently projected payments. AOLA has the right to redeploy or reinstate some

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

of the promoters in the branches in the future, in which case it would forego such payments from Banco Itaú. Such payments from Banco Itaú are accounted for as funds from financing activities in the accompanying consolidated statements of cash flows and will reduce future marketing expense by lowering the amortization expense associated with the shares issued to Banco Itaú. Payments we receive from Banco Itaú in lieu of marketing activities it is obligated to make serve to offset amounts that may be owed as reference payments, since such amounts are considered revenues for purposes of calculating Banco Itaú’s performance under revenue targets.

     Banco Itaú’s customers who register for the co-branded services currently are entitled to a one-month free trial period, the length of which may be changed in the future and, if they subscribe to the co-branded AOLA country service on a monthly, bundled unlimited-use plan, are entitled to a 20% discount. Banco Itaú, at its option, may subsidize hours for certain customers who were subscribers to the co-branded service prior to December 14, 2002. For the year ended December 31, 2003, AOLA received $0.9 million in subsidies for its members from Banco Itaú as compared with $4.2 million in 2002. For the year ended December 31, 2004 the amount received as subsidies for its members from Banco Itau was not material.

     As there are potential specific payments related to performance targets in the first five years of the agreement, AOLA is expensing $164.8 million of the cost on a straight-line basis over that period, based on the original valuation of the penalties. AOLA is expensing the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement. The amortization of the unearned service related to the Banco Itaú strategic alliance was $37.0 million in the year ended December 31, 2004, and $41.2 million and $41.8 million in the years ended December 31, 2003 and 2002, respectively. This expense is included in the accompanying consolidated statements of operations as part of sales and marketing expenses.

     On March 16, 2005, the Company’s management concluded that AOLA is not a going concern for financial reporting purposes and eventually will not have sufficient funds to continue operations. In light of that conclusion, management reviewed current contracts in effect and determined that the recording of a full impairment of the remaining unamortized balance of unearned services recorded as a result of its strategic marketing agreement with Banco Itaú was necessary. Management estimates that the amount of this non-cash impairment is approximately $52.5 million. This impairment will be recorded by the Company in the first quarter of 2005.

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

       Stock Option Plan

     In July 2000, AOLA’s board of directors and shareholders adopted AOLA’s 2000 Stock Option Plan (the “Stock Plan”). Under the Stock Plan, AOLA may grant incentive stock options and non-qualified stock options to its employees, consultants, and directors at fair market value at the date of grant. The options generally vest 25% per year over four years and have a maximum term of ten years. A total of 13,208,333 shares of class A common stock were initially authorized for grant under the Stock Plan. The number of shares available for issuance under the Stock Plan was increased, effective as of March 2001, to a total number of 17,808,333 shares of class A common stock. Stockholder approval was not sought for this increase, although AOLA’s Compensation Committee and Board of Directors approved it. The number of shares available for issuance under the plan was increased a third time to 22,808,333 shares of class A common stock in July 2002. Stockholder approval was obtained for this increase. Stock options granted to non-employees are accounted for based on their fair value. The activity in AOLA’s stock options for the years ended December 31, 2004, 2003 and 2002 is set forth below:

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

	Year Ended
	December 31, 2004		December 31, 2003		December 31, 2002
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Stock Options	Exercise Price	Stock Options	Exercise Price	Stock Options	Exercise Price
Balance at the beginning of period	10,433,186	$5.31	14,725,922	$5.20	15,848,099	$6.14
Options granted
Above market price	—	—	—	—	—	—
At market price	1,647,672	$1.37	242,452	$0.98	3,359,720	$1.85
Below market price	—	—	—	—	—	—

	1,647,672	$1.37	242,452	$0.98	3,359,720	$1.85
Options exercised	(74,520)	$1.44	(51,058)	$1.32	(15,351)	2.72
Options forfeited	(1,327,070)	$4.43	(4,484,130)	$4.76	(4,466,546)	$6.03

Balance at the end of period	10,679,268	$4.84	10,433,186	$5.31	14,725,922	$5.20

The following table summarizes the range and weighted average exercise prices and the weighed average remaining contractual life of the options outstanding at December 31, 2004:

		OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
			Weighted Average
		Number	Remaining	Weighted	Number	Weighted
Range of		Outstanding	Contractual Life	Average	Exercisable	Average
Exercise Prices		As of 12/31/2004	(in Years)	Exercise Price	As of 12/31/2004	Exercise Price
$0.01	$2.12	3,356,713	8.2	$1.49	1,084,062	$1.53
$2.24	$2.72	2,025,393	6.1	$2.72	1,629,714	$2.72
$2.77	$7.98	1,168,387	6.1	$6.53	1,087,311	$6.64
$8.00	$8.00	4,070,925	5.6	$8.00	4,070,925	$8.00
$8.07	$9.44	57,850	6.1	$8.31	49,675	$8.30

$0.01	$9.44	10,679,268	6.6	$4.84	7,921,687	$5.84

Note 5. Computation of Loss Per Common Share:

     The calculation of basic and diluted loss per common share for the years ended December 31, 2004, 2003 and 2002 is shown below (in thousands, except per share amounts):

	Year Ended
	December 31,
	2004	2003	2002
Net loss	$(76,190)	$(100,739)	$(161,867)
Less: Dividends on Series B and C preferred shares	16,481	15,869	18,724

Net loss applicable to common stockholders	$(92,671)	$(116,608)	$(180,591)

Weighted average number of common shares outstanding	135,246	132,903	67,068

LOSS PER COMMON SHARE, Basic and diluted	$(0.69)	$(0.88)	$(2.69)

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

     Potential anti-dilutive securities as of December 31, 2004 and 2003 are set forth on the table below:

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

	As of
	December 31,	December 31,
	2004	2003
Series B Preferred Stock	140,146,172	115,244,559
Series C Preferred Stock	79,518,702	79,518,702
AOL Warrant	16,541,250	16,541,250
TW Senior Convertible Notes	44,150,105	44,150,105
Stock Options	10,679,268	10,433,186

	291,035,497	265,887,802

Note 6. Segment Information

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

     The following table provides a reconciliation of reportable segment revenues to the consolidated financial statement totals and presents revenues by service type (in thousands):

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

	Year Ended
	December 31,
	2004	2003	2002
Revenues:
Subscription
- Brazil	$16,861	$22,883	$25,229
- Mexico	16,499	21,152	24,906
- Argentina	1,359	1,675	1,856
- Puerto Rico	14,033	13,595	10,855
- Corporate and other	64	110	152

	48,816	59,415	62,998

Advertising and other
- Brazil	1,489	2,384	5,526
- Mexico	928	1,574	2,258
- Argentina	668	344	445
- Puerto Rico	336	593	519
- Corporate and other	181	864	361

	3,602	5,759	9,109

Total
- Brazil	18,350	25,267	30,755
- Mexico	17,427	22,726	27,164
- Argentina	2,028	2,019	2,301
- Puerto Rico	14,369	14,188	11,374
- Corporate and other	244	974	513

	$52,418	$65,174	$72,107

The following table provides a reconciliation of reportable segment loss or profit from operations to the consolidated financial statement totals (in thousands):

	Year Ended
	December 31,
	2004	2003	2002
Income (loss) from operations
- Brazil	$(41,502)	$(60,458)	$(95,447)
- Mexico	(2,020)	(7,649)	(37,268)
- Argentina	(5,190)	(1,683)	(3,141)
- Puerto Rico	4,530	2,495	956
- Corporate and other	(14,684)	(16,366)	(21,729)

	$(58,866)	$(83,661)	$(156,629)

     During the second quarter of 2004, based on projections of the Company’s taxable revenue in Argentina, it was determined that it was not likely that the Company would be able to recover a value-added tax (“VAT”) receivable from the Argentine government with a value of approximately $4.0 million at June 30, 2004. This receivable, which arose in the normal conduct of business, can only be recovered as AOLA makes sales in Argentina and collects from its customers. As a result, in the quarter ended June 30, 2004, a non-cash charge was recorded to establish an allowance in order to reduce the value of this VAT asset to zero. Argentina’s 2004 results include the effect of writing-off this VAT receivable of $4.0 million.

     The following table presents a reconciliation of reportable segment assets and long-lived assets to the consolidated financial statement totals (in thousands):

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

	As of
	December 31,	December 31,
	2004	2003
Total assets
- Brazil	$13,531	$10,069
- Mexico	1,371	3,575
- Argentina	470	4,421
- Puerto Rico	209	569
- Corporate and other	22,143	37,105

	$37,724	$55,739

Property and equipment, net
- Brazil	$1,455	$2,381
- Mexico	301	593
- Argentina	188	282
- Puerto Rico	137	232
- Corporate and other	531	1,283

	$2,612	$4,771

     Argentina’s 2004 decrease in assets includes the effect of writing-off its Value Added Tax receivable of $4.0 million. Net assets (liabilities) at December 31, 2004 were $1.5 million, $(5.4) million, $(0.4) million, and $(0.8) million for Brazil, Mexico, Argentina and Puerto Rico, respectively.

	Year Ended
	December 31,
	2004	2003	2002
Depreciation and amortization
- Brazil	$1,151	$1,347	$2,580
- Mexico	315	675	1,222
- Argentina	91	156	352
- Puerto Rico	135	207	80
- Corporate and other	677	1,309	794

	$2,369	$3,694	$5,028

Capital spending
- Brazil	$110	$998	$1,059
- Mexico	24	259	249
- Argentina	31	136	7
- Puerto Rico	23	157	133
- Corporate and other	112	9	578

	$300	$1,559	$2,026

Note 7. Property and Equipment and Product Development Costs

        Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization as follows (in thousands):

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

	Useful Life	December 31,
	(years)	2004	2003
Leasehold and network improvements	4	$3,554	$3,415
Furniture and fixtures	5	2,809	2,707
Equipment and automobiles	5	1,578	1,590
Computer equipment and internal software	2-5	9,743	9,183

		17,684	16,895
Less: accumulated depreciation and amortization		(15,072)	(12,124)

Property and equipment, net		$2,612	$4,771

Capitalized development and localization costs		$1,934	$1,934
Less: accumulated depreciation and amortization		(1,910)	(1,884)

Product development costs, net		$24	$50

     Depreciation and amortization expense, excluding amortization of unearned services related to Banco Itaú under the Company’s strategic marketing agreement, amounted to $2.4 million for the year ended December 31, 2004, as compared to $3.7 million for the year ended December 31, 2003 and to $5.0 million in the year ended December 31, 2002.

Note 8. Other Accrued Expenses and Liabilities

     At December 31, 2004 and 2003, the components of other accrued expenses and liabilities were as follows (in thousands):

	December 31,
	2004	2003
Telecommunications	$1,704	$3,891
Marketing and Advertising	1,719	3,202
Member Services	674	1,104
Other	1,423	1,475

Totals	$5,520	$9,672

Note 9. Income Taxes

     The United States and foreign components of loss from continuing operations before income taxes and dividends on the Series B and Series C preferred stock are as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002

United States	$(27,283)	$(32,469)	$(22,756)
Foreign	(48,783)	(68,266)	(139,036)

	$(76,066)	$(100,735)	$(161,792)

     The components of the provision for income taxes are as follows:

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31,
(in thousands)	2004	2003	2002

Current:	$—	$—	$—
Federal	—	—	—
Foreign	124	4	75
State	—	—	—

	124	4	75
Deferred	—
	$124	$4	$75

     For U.S. tax purposes, elections were made to treat foreign operating entities as branches as those subsidiaries were formed. AOLA acquired the foreign operating entities on August 7, 2000. Therefore, the consolidated operating losses arising in periods after August 7, 2000 are available for carry forward by AOLA. Net operating loss carry forwards totaling $778.4 million at December 31, 2004 are being carried forward and are available to reduce future taxable income. These net operating losses expire as follows: $187.0 million in 2020; $284.3 million in 2021; $166.4 million in 2022; $81.4 million in 2023 and $59.4 million in 2024.

     Tax losses generated by AOLA in foreign jurisdictions will be available to be carried forward against future foreign taxable income, subject to local tax restrictions, if any. AOLA’s operations in Brazil, Mexico, Spain, Puerto Rico and Argentina generated net operating loss carry forwards totaling $1.054 billion at December 31, 2004, which are being carried forward and are available to reduce future taxable income of certain foreign tax jurisdictions. At December 31, 2004, AOLA’s net operating loss carry forwards (by operating country) expire as follows (in thousands):

Year Ended
December 31,	Argentina	Puerto Rico	Spain	Mexico	Brazil	Total

2005	$246	$—	$—	$—	$—	$246
2006	17,601	—	—	—	—	17,601
2007	7,429	73	—	—	—	7,502
2008	1,738	4,077	—	—	—	5,815
2009	1,832	2,352	—	—	—	4,184
2010	—	2,660	—	47,738	—	50,398
2011	—	1,964	—	42,364	—	44,328
2012	—	—	—	20,070	—	20,070
2013	—	—	—	22,341	—	22,341
2014	—	—	—	6,305	—	6,305
2015	—	—	—	—	—	—
2016	—	—	555,651	—	—	555,651
2017	—	—	—	—	—	—
2018	—	—	—	—	—	—
2019	—	—	301	—	—	301
Indefinitely	—	—	—	—	319,000	319,000

	$28,846	$11,126	$555,952	$138,818	$319,000	$1,053,742

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The significant components of AOLA’s deferred tax assets and liabilities at December 31, 2004 and 2003 consisted of the following (in thousands):

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

	December 31,
(in thousands)	2004	2003

Deferred tax assets, net of deferred tax liabilities:
Accounts receivable allowances	$89	$137
Depreciation and amortization	1,428	1,900
Loss on securities	610	1,426
Deferred revenues	(125)	(96)
Accrued expenses	3,636	2,674
Stock based compensation	210	157
Net operating loss carryforwards	345,452	314,027

Total	351,300	320,225
Valuation allowance	(351,300)	(320,225)

	$—	$—

     SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $351.3 million and $320.2 million valuation allowance at December 31, 2004 and 2003, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased by approximately $31.0 million during the year ended December 31, 2004; approximately $41.9 million during the year ended December 31, 2003 and approximately $55.0 million during the year ended December 31, 2002. AOLA’s operations in Brazil, Mexico, Argentina and Spain generated deferred tax assets of approximately $52.5 million from foreign net operating losses relating to periods prior to the August 7, 2000 reorganization. The foreign deferred tax assets were fully provided for with a valuation allowance. A reconciliation of AOLA’s income taxes to amounts calculated at the statutory federal rate is as follows (in percentages):

	Year Ended December 31,
	2004	2003	2002

Federal statutory taxes:	(34.00)%	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	(3.63)	(3.63)	(3.63)
Non-deductible items	8.71	0.16	0.41
Dividends received deductions	(0.09)	(0.24)	(0.10)
Adjustment of prior net operating losses resulting from tax examinations, exchange rate differences and other adjustments	(11.95)	—	—
Change in valuation allowance	40.85	41.59	33.99
Other	0.27	(3.88)	3.33

	0.16%	0.00%	0.00%

Note 10. Commitments and Contingencies

     Leases and Network Services Commitments

     AOLA has entered into various facilities and equipment operating leases, primarily under long-term operating agreements, some of which contain renewal options. In addition, AOLA has entered into third party telecommunications network capacity contracts, under which it is committed to purchase a minimum amount of network capacity or to pay a fixed minimum cost for network capacity. AOLA records expense related to these contracts up to the minimum commitments and expenses any additional costs in the period that it is incurred. As of December 31, 2004, future rental commitments and the fixed minimum costs for network capacity commitments under these contracts for future periods are summarized as follows (in thousands):

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

		(In thousands)
For the year ended December 31,		Leases	Network	Total
	2005	$2,956	$10,719	$13,675
	2006	1,842	9,213	11,055
	2007	1,525	9,818	11,343
	2008	10	—	10
After	2009	—	—	—

		$6,333	$29,750	$36,083

     For the year ended December 31, 2004, rent expense under operating leases totaled approximately $10.7 million. For the year ended December 31, 2003, rent expense under operating leases totaled approximately $19.1 million. For the year ended December 31, 2002, rent expense under operating leases totaled approximately $22.3 million (including a one-time impairment charge of $0.9 million for leased space abandonment). The cessation of the Company’s operations could result in additional material liabilities.

     Legal Proceedings

     From time to time, AOLA may be involved in litigation relating to claims arising out of its operations in the normal course of business. AOLA is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on AOLA’s financial position or results of operations.

Note 11. Employee Savings Plan

     AOLA has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all regular employees based in its Fort Lauderdale headquarters or in Virginia. AOLA contributes a maximum contribution of 4% of a participant’s earnings. The cost of providing this benefit in the year ended December 31, 2004 was $143,000, as compared to $174,000 and $258,000 for the years ended December 31, 2003 and 2002, respectively.

Note 12. Subsequent Events

     On March 16, 2005, the Company’s management concluded that AOLA is not a going concern for financial reporting purposes and eventually will not have sufficient funds to continue operations. In light of that conclusion, management reviewed current contracts in effect and determined that the recording of a full impairment of the remaining unamortized balance of unearned services recorded as a result of its strategic marketing agreement with Banco Itaú was necessary. Management estimates that the amount of this impairment is approximately $52.5 million and that this impairment will not have an impact on its cash balances. This impairment will be recorded by the Company in the first quarter of 2005.

Note 13. Quarterly Financial Data (Unaudited):

     The table below presents selected unaudited quarterly information for the last two calendar years. In management’s opinion, all adjustments necessary to fairly present the results of operations of such periods are reflected therein.

AMERICA ONLINE LATIN AMERICA, INC.
Notes to Consolidated Financial Statements

	QUARTER ENDED
	March 31,	June 30,	September 30,	December 31,	TOTAL
CALENDAR YEAR 2004
Revenues	$14,019	$12,710	$12,801	$12,888	$52,418
Cost and expenses	27,349	31,362	27,803	24,770	111,284

LOSS FROM OPERATIONS	(13,330)	(18,652)	(15,002)	(11,882)	(58,866)
Other income/(expense), net	(4,033)	(4,115)	(4,316)	(4,736)	(17,200)

LOSS BEFORE INCOME TAXES	(17,363)	(22,767)	(19,318)	(16,618)	(76,066)
Income taxes	30	29	29	36	124

NET LOSS	(17,393)	(22,796)	(19,347)	(16,654)	(76,190)
Dividends on Series B and C preferred shares	3,661	4,088	4,259	4,473	16,481

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(21,054)	$(26,884)	$(23,606)	$(21,127)	$(92,671)

Basic and diluted loss per common share	$(0.16)	$(0.20)	$(0.17)	$(0.16)	$(0.69)

Average common shares outstanding	135,210	135,257	135,257	135,259	135,246

CALENDAR YEAR 2003
Revenues	$16,295	$17,685	$16,280	$14,914	$65,174
Cost and expenses	40,073	39,207	35,618	33,937	148,835

LOSS FROM OPERATIONS	(23,778)	(21,522)	(19,338)	(19,023)	(83,661)
Other income/(expense), net	(4,421)	(4,477)	(4,825)	(3,351)	(17,074)

LOSS BEFORE INCOME TAXES	(28,199)	(25,999)	(24,163)	(22,374)	(100,735)
Income taxes	(27)	29	(3)	5	4

NET LOSS	(28,172)	(26,028)	(24,160)	(22,379)	(100,739)
Dividends on Series B and C preferred shares	3,033	3,882	4,435	4,519	15,869

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(31,205)	$(29,910)	$(28,595)	$(26,898)	$(116,608)

Basic and diluted loss per common share	$(0.25)	$(0.22)	$(0.21)	$(0.20)	$(0.88)

Average common shares outstanding	125,304	135,135	135,136	135,158	132,903