Form 10-Q
period 2005-03-31
AMERICA ONLINE LATIN AMERICA INC
filed 2005-05-16
CIK 1100395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

Commission File Number: 000-31181

AMERICA ONLINE LATIN AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0963212
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6600 N. Andrews Avenue, Suite 400 Fort Lauderdale, FL	33309
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of May 10, 2005
Class A common stock — $0.01 par value,	135,260,715
Class B common stock — $0.01 par value,	None
Class C common stock — $0.01 par value,	None

AMERICA ONLINE LATIN AMERICA, INC.

FORM 10-Q

     PRELIMINARY STATEMENT

     As we have stated in previous reports filed with the Securities and Exchange Commission, America Online Latin America, Inc. (“we,” “us,” “AOLA” or the “Company”) does not expect to reach cash flow break-even with available cash on hand. We only had $16.6 million of available cash on hand as of March 31, 2005. However, this amount includes approximately $2.0 million of restricted cash, which is not available for general use. Of the $16.6 million, approximately $4.6 million was located outside the U.S. and held by AOLA’s operating subsidiaries. Amounts held by AOLA’s operating subsidiaries may not be available for use by AOLA due to financial and legal restrictions. We expect that available cash will only be sufficient to fund operations into the third quarter of 2005. To continue operations beyond such time, we would need an additional, substantial capital infusion. We will not be able to obtain additional financing to continue normal operations, whether from Time Warner Inc. (“Time Warner”), America Online, Inc. (“America Online”), the Cisneros Group of Companies (“Cisneros Group”), Banco Itaú or any other source.

     We incurred cumulative net operating losses of approximately $996.9 million from December 15, 1998, the date of our inception, through March 31, 2005. We expect to continue to incur additional losses and will not be able to continue normal operations indefinitely. Publicity surrounding our financial condition, including the likelihood that we will cease operations, may negatively impact our revenues, membership and cash balances.

     Since May 2004, we, together with our financial advisors, have explored potential strategic alternatives for AOLA and its subsidiaries, including a possible sale of our entire company, the sale of one or more of our operating businesses, the sale of specific assets or other comparable transactions. To date we have not successfully completed any transaction to sell any of our operating businesses. However, we recently closed a transaction with Comunicaciones Nextel de Mexico, S.A. de C.V. and Servicios NII, S.A. de C.V. as described below. We continue to review preliminary, non-binding indications of interest from multiple parties with respect to the sale of certain assets. However, there can be no assurance that a transaction relating to any of these expressions of interest, or any other transaction, will be completed. Time Warner, the holder of $160 million of our senior convertible notes, has the right to require us to use the proceeds from any sale transaction to repay the senior convertible notes. In addition, our preferred stock has a current aggregate liquidation preference of approximately $626 million, excluding accrued but unpaid dividends.

     Even if we are successful in selling all of our operating businesses or other assets, the proceeds will not be sufficient to repay the senior convertible notes, and none of those proceeds will be available to our common stockholders. As a result, we do not believe that our common stock has, or will have, any value.

     If we do not consummate the disposition of our businesses in a timely manner, we expect to cease operating those businesses, although no definitive decision has been made to cease any particular operation at any particular time. At any time during the process of attempting to sell our businesses or ceasing any operation, we may conclude that it is advantageous for us to file for protection under the bankruptcy laws of the United States or the insolvency laws of one or more foreign jurisdictions in which we operate. Any such voluntary filing would require the consent of the holders of our class B and C preferred stock, in addition to the authorization of our board of directors.

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

     The unaudited consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. On March 16, 2005, management concluded that AOLA is not a going concern for financial reporting purposes and eventually will not have sufficient funds to continue operations. In light of that conclusion, management reviewed current contracts in effect and determined that the recording of a full impairment of the remaining unamortized balance of unearned services recorded as a result of our strategic marketing agreement with Banco Itaú was necessary. The amount of this non-cash impairment recorded in the first quarter of 2005 was approximately $52.3 million. We also recorded in the first quarter of 2005 another non-cash impairment related to the unamortized balance of the initial fee of approximately $2.1 million invested in a five-year agreement with McDonald’s in Brazil to market our service via kiosks in McDonald’s restaurants in Brazil. The amount of this impairment was approximately $0.7 million. In addition, Ernst & Young LLP’s audit report on our consolidated financial statements for the year ended December 31, 2004, as filed in our Form 10-K on March 31, 2005, contained a “going concern qualification” because of doubts about our ability to continue as a going concern.

     If a determination is made to liquidate the Company, or it is probable that liquidation is imminent, we will be required to change our basis of accounting to the liquidation basis of accounting. No such adjustments have been made to the unaudited consolidated financial statements contained in this report.

     In addition, we believe we may be in default under the senior convertible notes held by Time Warner. This may have automatically accelerated our obligation to repay these notes and, therefore, the full $160 million may be immediately due and payable. We do not have sufficient funds available to repay this debt.

     On December 30, 2004, our subsidiary in Argentina entered into a preliminary letter of intent to negotiate a merger of its ISP business in Argentina and certain related assets and liabilities with and into La Nación. As previously anticipated, we were not able to consummate the transaction on mutually agreeable terms.

     On April 25, 2005, we entered into an equity purchase agreement with Comunicaciones Nextel de Mexico, S.A. de C.V. and Servicios NII, S.A. de C.V. (collectively with Comunicaciones Nextel, “Buyer”). Under the Agreement, we sold to the Buyer all of the equity interests in AOL Mexico, S. de R.L. de C.V., a Mexican company (“AOL Mexico”) with limited assets as described below. Buyer paid us approximately $14.1 million in consideration for the sale. AOL Mexico’s substantial cumulative net operating losses will be available to Buyer. The business of AOL Mexico was transferred to a newly-formed, wholly-owned subsidiary of AOLA and Quotaholder, AOL, S. de R.L. de C.V. (“New AOL Mexico”) on February 1, 2005 so that AOL Mexico’s only remaining assets at the time of the sale were aged accounts receivable, customer information and certain call center assets. The net proceeds of the transaction are not available for AOLA’s general use. Instead, the net proceeds were loaned by AOLA to New AOL Mexico and were set aside in a separate account to be used to fund the ordinary course operating expenses and the sale or liquidation of New AOL Mexico. Any funds remaining after the sale or liquidation of New AOL Mexico will be remitted to Time Warner, on behalf of AOLA toward payment of the loan, in accordance with the terms of the Letter of Consent dated as of April 25, 2005 by and between AOLA and Time Warner. AOLA’s president and chief executive officer is a director of Buyer’s parent company, NII Holdings Inc.

     This Quarterly Report on Form 10-Q, including this Preliminary Statement, contains forward-looking statements that are based on our current expectations. Actual results may differ materially from those expressed or implied by such forward-looking statements because of a number of risks and uncertainties.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Introduction

     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and related footnotes to help provide an understanding of the financial condition, changes in financial condition and results of operations of AOLA. The MD&A is organized as follows:

♦	Overview and recent developments. This section provides a general description of AOLA’s businesses, as well as recent developments that we believe are important in understanding our results of operations and future trends in our operations.

♦	Results of operations. This section provides an analysis of AOLA’s results of operations for the three months ended March 31, 2005 relative to the comparable period in 2004. This analysis is presented on a consolidated basis, but also discusses relevant segment basis figures and results.

♦	Financial condition and liquidity. This section provides an analysis of AOLA’s financial condition as of March 31, 2005 and cash flows for the three months ended March 31, 2005 and 2004.

♦	Critical accounting policies. This section provides a review of our accounting policies and estimates considered most important to our reported financial condition and results.

♦	Forward-looking statements. This section discusses how certain forward-looking statements made by AOLA throughout MD&A and in the consolidated financial statements are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

     This MD&A may not be indicative of the results for the full year and should be read in conjunction with the sections of our audited financial statements and notes thereto as well as our MD&A that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

     Overview and Recent Developments

     AOLA is a provider of interactive services in Latin America. We derive our revenues principally from member subscriptions to our AOLA country services, the AOL-branded service in Puerto Rico and our web-based interactive services. We also generate additional revenues from advertising and other revenue sources. Other revenue sources include programming services provided to America Online for its Latino content area, revenue sharing agreements with certain local telecommunications providers, and call center support services that we provide to AOL Germany.

     Our AOLA country services and web-based interactive services provide our members with access to online communities, content and localized versions of certain of America Online interactive products. Our services enable members to access and explore the Internet and encourage members to participate in interactive communities. Our AOLA country services require members to use a client software program on their computers, whereas our web-based services do not require this software. Our interactive services typically also provide members with local and regional content organized into channels, and our AOLA country services also provide access to the global content of the AOL service.

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

     In the table below, we provide the date on which we first launched our country service in each market and our market service coverage as of March 31, 2005.

Commencement
Market	Date	Service Coverage
Brazil	November 1999	Available in 491 cities
Mexico	July 2000	Available in 58 cities
Puerto Rico	December 2000	Available island-wide

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

     We no longer actively promote the AOLA country service in Brazil, and we are in discussions with Banco Itaú to stop promoting the Banco Itaú co-branded service. In Argentina, we no longer promote either the AOLA country service or the web-based service, although they are still available. We have experienced migration of membership from our AOL Brazil country services and our AOL-branded service in Puerto Rico to our lower-priced, web-based services. We expect that trend to continue in the near future. As of March 31, 2005, approximately 15% of active subscribers to our narrowband web-based services have migrated from our AOLA country services in Brazil, Mexico and Argentina and the AOL-branded service in Puerto Rico.

     Approximately 20.6% of our membership totals as of March 31, 2005 were subscribers to our narrowband web-based interactive services. Results since launch of the web-based services in all four markets have been below expectations both in terms of our ability to attract new members as well as to reduce membership turnover.

     We launched our broadband service in Brazil nationally in August 2003. Our broadband service offers subscribers faster Internet access through DSL and cable. Subscribers to our broadband services in Brazil can select either our AOLA country service or our web-based service. The pricing of our broadband service in Brazil varies depending upon our telecommunications partner. Broadband subscribers in Brazil, as of March 31, 2005, comprised approximately 12.5% of our total membership, and represented approximately 21.4% of the membership base in Brazil.

     In June 2000, we entered into a ten-year strategic agreement with Banco Itaú, a Brazilian bank. Banco Itaú is obligated to market and promote a co-branded version of our interactive services in Brazil as the principal means of accessing Banco Itaú’s interactive financial services. Banco Itaú customers who subscribe to our service, except broadband subscribers, receive a discount.

     In January 2003, we entered into a five-year agreement with McDonald’s in Brazil to market our service via kiosks in McDonald’s restaurants in Brazil. We paid McDonald’s an initial fee of approximately $2.1 million and are required to pay an annual fee of up to $1.0 million over the term of the agreement. In addition, we are required to pay McDonald’s a fee for each new member acquired through this agreement, who becomes a paying member of our service in Brazil. We launched the project in a limited number of restaurants in October 2003, but the implementation of this project has been subject to a number of delays and the project still has not been fully implemented. In addition, overall productivity has been low in McDonald’s restaurants where kiosks have been established.

     In March 2004, we modified our agreement with McDonald’s under which, among other things, McDonald’s was required to establish functioning kiosks in 550 of its restaurants by August 31, 2004. On that date, we and McDonald’s concluded that the targets were not met and, therefore, McDonald’s paid us a penalty of approximately $0.8 million. For accounting purposes the penalty was netted against our initial investment of $2.1 million and reduced amortization of the balance of our investment. The next measurement date was March 31, 2005, and McDonald’s once again did not meet the targets. Since March 31, 2005, the volume of registrations has been insignificant and we do not expect any future registrations from this channel.

     We believe that McDonald’s is in breach of our agreement as a result of its failure to meet the targets on March 31, 2005. We have notified McDonald’s that it is in breach of the agreement, and McDonald’s disputes our position. Effective in March 2005, we recorded an impairment charge for approximately $0.7 million related to the unamortized portion of our initial investment. We also reversed annual maintenance fees accruals related to the twelve-month period ended March 31, 2004, not due according to the terms of the modified agreement signed in March 2004, and that was being amortized over the life of the agreement. If we are not successful in negotiating a favorable resolution of this matter or do not prevail in any judicial dispute, the outcome may negatively impact our cash position and, therefore, our ability to pay creditors.

     Commencing in the second quarter of 2002, we began to reduce our spending on brand and acquisition marketing activities and we began to increase our reliance on co-branded and joint marketing arrangements, where a third-party partner is responsible for implementing a significant percentage of the marketing effort. In Brazil, our principal marketing arrangement has been our strategic marketing agreement with Banco Itaú. However, we are in discussions with Banco Itaú to receive cash in lieu of all marketing activities, including CD distribution and in-store promotion of the AOL-branded service that Banco Itaú is required to perform. If we implement this change, Banco Itaú would no longer have the obligation to promote the AOL-branded service in its bank branches nor perform any other type of marketing activity. If this occurs, we would not expect to receive any new members as a result of our marketing agreement with Banco Itaú. In Mexico and Puerto Rico, we have continued our reliance on existing distribution channels, focusing primarily on kiosks located at retail locations such as shopping malls and general merchandise stores. Our reliance on the marketing efforts of strategic partners has reduced the rate at which we use cash and has lowered our sales and marketing expenses, since costs incurred by our partners are not accounted for in our results. However, reliance on third-party arrangements has also increased the potential for unforeseen events and delays over which we have limited control, as has been the case with McDonald’s in Brazil. Although historically we have been able to decrease our marketing expenditures, we will be unable to significantly reduce these expenditures in the future without adversely affecting our business. Due to our limited liquidity we will not be able to invest adequately in marketing activities and this will negatively impact our membership base and consequently the attractiveness of our business to potential purchasers.

     At March 31, 2005, our ending membership base was approximately 404,000 members, a decrease from approximately 415,000 members at December 31, 2004. The decline in total membership during the first quarter of 2005 was driven by low levels of new member registrations, which were insufficient to offset membership losses from attrition. Membership in our Banco Itaú co-branded service was approximately 107,000 members at March 31, 2005, as compared with approximately 108,000 members at December 31, 2004, and accounted for approximately 26.5% of our total membership base. Strong price competition from providers of free and paid Internet services in Brazil, as well as increased competition from broadband providers in Mexico and Puerto Rico, continue to significantly impact member acquisition and retention.

     Total membership counts include members of our AOLA country services, the AOL-branded service in Puerto Rico, our web-based interactive services and broadband service, as well as members of the co-branded Banco Itaú services. Our membership totals also include members participating in free trial periods and retention programs. As of March 31, 2005, 92% of our members, including members still in their trial periods, had selected credit cards, direct debit and other non-cash payment options, which have a better rate of collection than cash-payment methods, as compared with approximately 91% at December 31, 2004. Approximately 8% of our total subscribers at March 31, 2005 were in free trial periods or member retention programs, compared with 9% at December 31, 2004.

     We anticipate that our membership will continue to decline during the second quarter of 2005 and beyond. Due to a lack of investment in brand advertising and substantial reduction in acquisition marketing activities, we believe our membership base will continue to decline at a faster rate. In addition, media coverage concerning our financial condition may result in a significant reduction in our membership levels.

     During the first quarter of 2005, we experienced a decrease in our subscription revenues as compared with the first quarter of 2004. The decrease was experienced in all of our markets and driven by reductions in paid membership. To date, our web-based services have not met our expectations for attracting and retaining new members. Given our decreased investment in brand advertising and acquisition marketing activities and the other adverse factors we have referred to in this report, we expect our subscription revenues to decrease in the future, driven primarily by the decreases in paying members, and to a lesser extent, by the continued change of the subscriber mix in favor of our lower-priced web-based services, rather than our higher-priced AOLA country services.

     Advertising and other revenues increased slightly in the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. Sequentially, advertising and other revenue in the quarter ended March 31, 2005 experienced a decrease from the fourth quarter of 2004. We expect advertising and other revenue to further decrease during fiscal 2005, driven by continued low advertising sales. The reduction in membership levels we experienced in 2004 and that we expect to experience during the balance of 2005 is also expected to further restrict our ability to generate revenue from advertising by reducing our ability to generate consumer impressions. Furthermore, advertisers’ concern regarding our financial condition may result in a significant decline in advertising and other revenue levels.

     Cash and cash equivalents at March 31, 2005 were $14.6 million as compared with cash and cash equivalents of $22.2 million at December 31, 2004. March 31, 2005 cash and cash equivalents do not include approximately $1.3 million that is collateralizing certain retention obligations to employees and $0.7 million that is collateralizing certain operational expenditures. These amounts were not, and will not be, available for general corporate use. Of the $16.6 million at March 31, 2005, approximately $4.6 million was located outside the U.S. and held by AOLA’s operating subsidiaries. Amounts held by AOLA’s operating subsidiaries may not be available for use by AOLA due to financial and legal restrictions. As previously disclosed, we do not expect to reach cash flow breakeven with available cash on hand and available cash is only sufficient to fund operations into the third quarter of 2005. To continue operations beyond such time, we would need an additional, substantial capital infusion, which we will not be able to obtain from any source. Given our current circumstances, our rate of cash use may increase significantly if we are required to cease operations or initiate bankruptcy proceedings.

     Results of Operations

     Consolidated Results of Operations

     Table 1 shows the consolidated results from operations for the three month periods ended March 31, 2005 and 2004.

TABLE 1 - SELECTED OPERATING DATA
(In thousands, except share, per share amounts and percentages)

	THREE MONTHS ENDED
	March 31,	March 31,		%
	2005	2004	Change	Change
Condensed Consolidated Operations
Revenue:
Subscriptions	$12,113	$13,471	(1,358)	(10.1)%
Advertising and other	714	548	166	30.3

	12,827	14,019	(1,192)	(8.5)
Costs and expenses	76,663	27,349	49,314	180.3

Loss from operations	$(63,836)	$(13,330)	$(50,506)	378.9%

Net loss applicable to common stockholders	$(72,624)	$(21,054)	(51,570)	244.9%

Loss per common share, basic and diluted	$(0.54)	$(0.16)	(0.38)	237.5%

Weighted average number of common shares outstanding	135,260,715	135,210,049	50,666	0.0%

Income / (loss) from operations by segment:
- Brazil	$(60,375)	$(10,661)	(49,714)	(466.3)%
- Mexico	(423)	33	(457)	(1,377.2)
- Argentina	(219)	(413)	194	47.1
- Puerto Rico	1,148	1,163	(15)	(1.4)
- Corporate and other	(3,966)	(3,452)	(514)	(14.9)

	$(68,836)	$(13,330)	(50,506)	(378.9)%

As a percentage of total loss from operations:
- Brazil	94.6%	80.0%
- Mexico	0.6%	(0.2)%
- Argentina	0.3%	3.1%
- Puerto Rico	(1.8)%	(8.7)%
- Corporate and other	6.3%	25.8%

	100.0%	100.0%

     Revenues

     Total revenues. Our total revenues consist principally of subscription revenues, and also include revenues generated from advertising and other revenue sources.

TABLE 2 - REVENUES
(In thousands, except percentages)

	THREE MONTHS ENDED
	March 31,	March 31,		%
	2005	2004	Change	Change
Revenues
Subscription	$12,113	$13,471	$(1,358)	(10.1)%
Advertising and other	714	548	166	30.1

	$12,827	$14,019	$(1,192)	(8.5)%

Distribution of revenues
Subscription	94.4%	96.1%
Advertising and other	5.6%	3.9%

	100.0%	100.0%

Revenues by operating segment
- Brazil	$4,579	$4,968	$(389)	(7.8)%
- Mexico	4,205	4,667	(462)	(9.9)
- Argentina	485	453	32	7.2
- Puerto Rico	3,527	3,732	(205)	(5.5)
- Corporate and other	31	199	(168)	(84.2)

	$12,827	$14,019	$(1,192)	(8.5)%

As a percentage of total revenues
- Brazil	35.7%	35.4%
- Mexico	32.8%	33.3%
- Argentina	3.8%	3.2%
- Puerto Rico	27.5%	26.6%
- Corporate and other	0.2%	1.5%

	100.0%	100.0%

SUBSCRIPTION REVENUES
By segment of business
- Brazil	$4,415	$4,830	$(415)	(8.6)%
- Mexico	3,925	4,602	(676)	(14.7)
- Argentina	289	374	(85)	(22.7)
- Puerto Rico	3,472	3,648	(176)	(4.8)
- Corporate and other	11	17	(6)	(35.1)

	$12,113	$13,471	$(1,358)	(10.1)%

As a percentage of subscription revenues
- Brazil	36.5%	35.9%
- Mexico	32.4%	34.2%
- Argentina	2.4%	2.8%
- Puerto Rico	28.7%	27.1%
- Corporate and other	0.0%	0.0%

	100.0%	100.0%

ADVERTISING AND OTHER REVENUES
By segment of business
- Brazil	$163	$138	$25	18.4%
- Mexico	280	65	215	332.8
- Argentina	195	79	116	145.7
- Puerto Rico	55	84	(29)	(34.4)
- Corporate and other	20	182	(162)	(88.9)

	$714	$548	$166	30.3%

As a percentage of total advertising and other revenues
- Brazil	22.9%	25.2%
- Mexico	39.2%	11.8%
- Argentina	27.2%	14.5%
- Puerto Rico	7.8%	15.4%
- Corporate and other	2.9%	33.1%

	100.0%	100.0%

     Subscription revenues. Table 2 presents our subscription revenues on a consolidated and segment basis for the three months ended March 31, 2005 and 2004.

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

     Subscription revenue for the quarter ended March 31, 2005 was $12.1 million, a decrease of 10.1%, or $1.4 million, from $13.5 million in the first quarter of 2004. The decline in subscription revenues versus the prior-year period was driven by the loss of paid members in all operating segments. The loss of paying subscribers was primarily a result of increased competition and reduced investments in marketing activities, which resulted in members lost through attrition. New member registration rates were lower than necessary to replace membership attrition, and have been negatively impacted as well by the problems related to the McDonald’s initiative in Brazil and the lack of alternative member acquisition channels. For the first quarter of 2005, subscription revenue in Brazil decreased to $4.4 million, down $0.4 million, or 8.6%, from $4.8 million in the prior-year period. Subscription revenue in Mexico decreased to $3.9 million in the first quarter of 2005, down $0.7 million, or 14.7%, from $4.6 million in the first quarter of 2004. Subscription revenue in the first quarter of 2005 in Argentina fell to $289,000, a decrease of $85,000, or 22.7%, from $374,000 in the prior-year period. Subscription revenue in Puerto Rico decreased to $3.5 million in first quarter of 2005, down $0.1 million, or 4.8%, from $3.6 million in the fiscal 2004 first quarter.

     Sequentially, reported subscription revenue increased by 3.4%, or approximately $0.4 million, from the $11.7 million recorded in the quarter ended December 31, 2004. All segments contributed to the sequential increase, except Argentina, compared with the fourth quarter of 2004. The increase in paying members was primarily driven by growth in our broadband membership in Brazil due to a one-time promotion with telecommunications providers during the fourth quarter of 2004.

     Given our decreased investment in brand advertising and marketing acquisition activities and the other adverse factors we have referred to in this report, we expect our subscription revenues to decrease in the future, driven primarily by the decreases in paying members and by the continued change of the subscriber mix in favor of our lower-priced web-based services, rather than our higher-priced AOLA country services.

     For the three month period ending March 31, 2005 and 2004, subscription revenues from related parties consisted primarily of revenues received from America Online for subscribers to the AOL-branded service in Puerto Rico. For the three month period ending March 31, 2005 and 2004, we had subscription revenue from America Online related to members of the AOL-branded service in Puerto Rico of $3.4 million and $3.7 million, respectively.

     At March 31, 2005 and December 31, 2004, we had deferred subscription revenues of approximately $4.0 million and $4.5 million, respectively. Deferred subscription revenues consist of fees for subscription services received or confirmed as collectible from credit card accounts and prepaid subscription plans in advance of our having earned those subscription revenues. Approximately 47% of the active members in Mexico have selected these prepaid plans. We expect to stop offering pre-paid plans in the near future.

     Advertising and other revenue. Table 2 also presents our advertising and other revenue.

     Our advertising and other revenue is derived principally from:

♦	advertising arrangements under which we receive fees for advertisements displayed on our interactive services;

♦	advertising sponsorship or co-sponsorship arrangements that allow advertisers to sponsor an area on our interactive services in exchange for a fee;

♦	fees we receive from America Online for programming services we provide to America Online for use on their Latino content area;

♦	representation fees we receive from America Online for selling advertising on their interactive services;

♦	revenues we receive from providers of Internet search services;

♦	revenues from limited call center support services that we provide to AOL Germany; and

♦	revenue sharing arrangements with local telecommunications providers. Because local telephone service in Latin America is often metered, the utilization of our AOLA country services and of our web-based interactive services by our members results in incremental revenues to local telecommunications companies. To encourage incremental traffic on their local networks by our members, some local providers of network access have entered into agreements compensating us for routing our traffic on their networks.

     For the quarter ended March 31, 2005, advertising and other revenue increased to $0.7 million from the $0.5 million recorded in the quarter ended March 31, 2004. Sequentially, advertising and other revenue in the quarter ended March 31, 2005 experienced a decrease of $0.5 million, or 39.3%, from the fourth quarter of 2004. We expect advertising and other revenue to further decrease during fiscal 2005, driven by continued low advertising sales and the expected termination of the agreement with America Online for the Latino content area and our arrangement with AOL Germany for limited call center support. We have not been successful in convincing advertisers in Latin America to advertise on our services. The reduction in membership levels we experienced in 2004 and that we expect to experience during 2005 is also expected to further restrict our ability to generate revenue from advertising by reducing our ability to generate consumer impressions. Furthermore, advertisers concern regarding our financial condition may result in a significant decline in advertising and other revenue levels.

     During the three months ended March 31, 2005, advertising and other revenue from related parties was approximately $106,000, as compared with $77,000 for the first quarter of 2004. Other revenue from America Online in the first quarter of 2005 was $0.1 million, and consisted primarily of fees for certain programming services we provided to America Online for their Latino content area and of representations for advertising sold by us on the America Online service in the U.S., limited call center support services provided to AOL Germany and advertising by Banco Itaú on our AOLA country and web-based services in Brazil.

     As of March 31, 2005 and December 31, 2004, we had deferred advertising and other revenues of approximately $0.3 million and $0.3 million, respectively. Deferred advertising and other revenues consist of payments received in advance of our delivery of the related services and are recognized as income as the services are delivered.

     Costs and Expenses

     Total Costs and Expenses. Table 3 below shows our total costs and expenses on a consolidated and segment basis for the three months ended March 31, 2005 and 2004. Our total costs and expenses consist of cost of revenues, sales and marketing, and general and administrative expenses, and, for the three months ended March 31, 2005, the write-off of our investment in the Banco Itaú marketing agreement.

TABLE 3 - COSTS AND EXPENSES
(In thousands, except percentages)

	THREE MONTHS ENDED
	March 31,	March 31,		%
	2005	2004	Change	Change
Costs and expenses:
Cost of revenues	$8,079	$9,325	$(1,246)	(13.4)%
Sales and marketing	10,153	12,136	(1,983)	(16.3)
General and administrative	6,163	5,888	275	4.6
Write-off of investment in Banco Itaú marketing agreement	52,268	—	52,268	100.0

Total costs and expenses	$76,663	$27,349	$49,314	180.3%

As a percentage of total costs and expenses:
Cost of revenues	10.5%	34.1%
Sales and marketing	13.2%	44.4%
General and administrative	8.1%	21.5%
Write-off of investment in Banco Itaú marketing agreement	68.2%	0.0%

Total costs and expenses	100.0%	100.0%

Costs and expenses by operating segment:
- Brazil	$64,953	$15,629	$49,324	315.6%
- Mexico	4,629	4,633	(4)	(0.1)
- Argentina	703	866	(163)	(18.8)
- Puerto Rico	2,379	2,569	(190)	(7.4)
- Corporate and other	3,997	3,652	345	9.5

	$76,663	$27,349	$49,313	180.3%

As a percentage of total costs and expenses:
- Brazil	84.7%	57.1%
- Mexico	6.0%	16.9%
- Argentina	0.9%	3.2%
- Puerto Rico	3.1%	9.4%
- Corporate and other	5.3%	13.4%

	100.0%	100.0%

Depreciation and amortization:
- Brazil	$225	$354	$(129)	(36.3)%
- Mexico	103	90	13	14.3
- Argentina	12	32	(20)	(63.0)
- Puerto Rico	17	44	(27)	(61.4)
- Corporate and other	122	369	(247)	(67.0)

	$478	$889	$(411)	(46.2)%

     Cost of Revenues. Our cost of revenues includes:

♦	network-related costs consisting primarily of fees paid to third parties to carry our data over their telecommunications networks;

♦	personnel and related costs for customer support and in-house product and content development;

♦	fees we pay to America Online for use of their servers that run our interactive services (i.e., hosting services);

♦	fees we pay to America Online for technical support and training;

♦	fees we pay to America Online for product development;

♦	fees paid to third-party content providers; and

♦	collection costs and certain miscellaneous taxes.

     Certain payments received from providers of local network access, who have entered into agreements compensating us for routing our traffic on their networks, are treated as credits and reduce our cost of revenues.

     For the quarter ended March 31, 2005, our cost of revenues was $8.1 million and comprised 10.5% of our total costs and expenses. Compared to the prior-year first quarter, cost of revenues decreased by $1.2 million, or 13.4%, from $9.3 million and

34.1% of total costs and expenses. During the quarter ended March 31, 2005, the decrease in cost of revenues was driven primarily by reductions in network and hosting ($0.4 million), member services ($0.6 million) and content ($0.3 million) expenses. The lower network costs reflect the reduction in the number of modems that was undertaken to size our network to reduced membership levels. The reduction in hosting expense was driven by a lower cost per hour charged by America Online since August 2004. The reduction in member services expense is due to lower staffing as a result of lower membership levels. The reduction in content expense is primarily due to the termination of agreements under which we paid for content for our services.

     Sequentially, costs of revenues increased by $0.2 million or 3.1%, from $7.8 million in the quarter ended December 31, 2004, primarily as a result of higher network expenses.

     Cost of revenues paid to related parties primarily consists of payments made or due to America Online and its affiliates for the costs of hosting, maintenance, product development and other technical support services for our country operations. For the three months ended March 31, 2005, the cost of these services amounted to $1.9 million. For the three months ended March 31, 2004, the cost of these services amounted to $2.2 million. The decrease was driven by a reduced average membership base which directly impacted hosting fees, as well as a reduction of approximately 40% in the cost per hour of hosting fees.

     Sales and Marketing and Write-Off of Investment in Banco Itaú Marketing Agreement. Sales and marketing expenses include our costs to acquire and retain our members, the operating expenses for our sales and marketing efforts and other general marketing costs. The costs to acquire and retain our members include direct marketing costs such as the costs of kiosks and related support and the costs of CDs and their distribution as well as the costs of brand advertising on television and in newspapers, magazines and other media. Also included in sales and marketing expense is amortization of unearned services related to Banco Itaú’s strategic marketing agreement (see “Item 1 – Business — Strategic Alliance with Banco Itaú” in our Annual Report on Form 10-K for the period ended December 31, 2004, as well as Note 5 to our unaudited consolidated financial statements included herein).

     Amortization expense related to the Banco Itaú marketing agreement was approximately $6.8 million during the quarter ended March 31, 2005, as compared with $9.7 million in the prior-year first quarter. On March 16, 2005 we recorded a full impairment of the remaining unamortized balance of unearned services recorded as a result of our strategic marketing agreement with Banco Itaú. The amount of this non-cash impairment is approximately $52.3 million and is reflected in the Consolidated Statement of Operations as “Write off of investment in Banco Itaú marketing agreement”. We also recorded another non-cash impairment in the first quarter of 2005 related to the unamortized balanced of the initial fee of approximately $2.1 million invested in a five-year agreement with McDonald’s in Brazil to market our service via kiosks in McDonald’s restaurants in Brazil. The amount of the non-cash impairment recorded was approximately $0.7 million. At the same time, we fully reversed an accrued liability for maintenance fees related to the twelve-month period ended March 31, 2004. The amount of this non-cash reversal was approximately $0.6 million. Under our modified agreement, AOLA was no longer required to pay a maintenance fee for such period. The accrued amount was being amortized over the life of the contract until the agreement became fully impaired in the first quarter of 2005.

     For the quarter ended March 31, 2005, sales and marketing expenses were $10.2 million, a decrease of $2.0 million, or 16.3%, from $12.1 million in the first quarter of 2004. Sales and marketing expenses in the first quarter of 2005 accounted for 13.2% of total costs and expenses, compared with 44.4% in the prior year period. The decrease in sales and marketing expenses in the first quarter of 2005, as compared with the first quarter of 2004, was driven primarily by lower amortization of unearned services related to Banco Itaú’s strategic marketing agreement, due to the non-cash impairment recorded on March 16, 2005. We expect our sales and marketing expenses to decrease from current levels during the remainder of 2005 as we continue to eliminate our marketing efforts.

     We monitor the productivity of our kiosks located at Banco Itaú branches and have elected not to operate those with expected levels of registrations which are not economically beneficial. This has resulted in the closure of a substantial majority of the kiosks which Banco Itaú is obligated to operate under the revised strategic marketing agreement. In addition, we have also cancelled certain CD distributions Banco Itaú is obligated to make. As per the terms of the revised marketing agreement, we received from Banco Itaú a payment of approximately $0.4 million during the first quarter of 2005 in exchange for advertising on our service and in lieu of marketing activities, such as the distribution of CDs, and because of the reduced number of promoters in its branches which resulted from the closing of kiosks with low productivity. For the first three months of 2004, we received $1.4 million in payments from Banco Itaú in lieu of such marketing activities. Should we cease operations, such payments may cease or differ materially from currently projected payments. Such payments from Banco Itaú are reflected as funds received from financing activities in our statement of cash flows and reduced marketing expense associated with the amortization of shares given to Banco Itaú under our strategic marketing agreement. We are in discussions with Banco Itaú to receive cash in lieu of all marketing activities, including CD distribution and in-store promotion of the AOL-branded service that Banco Itaú is required to perform. If we implement this change, Banco Itaú would no longer have the obligation to promote the AOL-branded service in its bank branches nor perform any other type of marketing activity.

     Sequentially, sales and marketing expenses decreased by approximately $1.5 million (12.7%) from $11.6 million in the quarter ended December 31, 2004. This decrease was primarily due to lower amortization of unearned services related to Banco Itaú’s strategic marketing agreement, as a result of the non-cash impairment recorded on March 16, 2005.

     For the three month periods ended March 31, 2005 and 2004, sales and marketing expenses paid to related parties were not material. Subsidies paid by Banco Itaú on behalf of its members largely ceased during the third quarter of 2003 as a result of the revised marketing agreement with Banco Itaú.

     General and Administrative. General and administrative expenses consist primarily of personnel-related expenses, office lease payments, legal, tax and travel-related expenses, among others.

     For the three months ended March 31, 2005, our general and administrative costs increased slightly to $6.2 million from $5.9 million in the first quarter of 2004. Higher legal fees related to bankruptcy analysis and expenses of financial advisors participating in the process of exploring potential strategic alternatives were offset by reductions in payroll due to decreases in staffing levels.

     We expect our personnel-related expenses to increase in the future due to severance costs associated with work force reduction actions which we started to implement in the second quarter of 2005. Severance costs are expected to exceed the corresponding reductions in payroll expenses in the near future. We also expect legal fees to increase due to our consideration of filing for bankruptcy protection. For the quarter ended March 31, 2005, expenses incurred in general and administrative support services provided by America Online and other related parties were not material.

     Interest Expense. Interest expense consists almost entirely of interest on our senior convertible notes held by Time Warner. During the quarter ended March 31, 2005, interest expense was $4.4 million, up $0.3 million from $4.1 million in the prior-year first quarter. The increase during the first quarter of 2005 was due to a one time correction, in the first quarter of 2004, of interest paid in 2003. We expect quarterly interest expense to remain at current levels since our average balance of senior convertible notes outstanding is expected to remain constant.

     Interest on our senior convertible notes for the first quarter of 2005 was paid through the issuance of 9,774,157 shares of our series B preferred stock to Time Warner. Under the terms of the senior convertible notes, we may choose to make payment of interest through the issuance of shares of our series B preferred stock, with the exception of the last payment, which must be paid in cash (approximately $3.2 million). To the extent we make payment through the issuance of shares, interest expense does not represent a cash outlay. Given our limited cash, we expect future payments of interest to be undertaken through the issuance of additional shares, except as noted. Consequently, interest expense should not have a cash impact on our financial condition, except for the final interest payment which must be paid in cash. A decision by us to pay the interest on the senior convertible notes through the issuance of additional shares of stock will result in significant additional dilution to our existing stockholders.

     Other Income, net. Other income, net consists primarily of foreign currency gains and losses and realized gains and losses on investments. For the quarter ended March 31, 2005, other income, net was approximately $76,000, which is $31,000 higher than the prior-year first quarter.

     Loss from Operations. For the quarter ended March 31, 2005, our loss from operations was approximately $63.8 million, as compared with a loss from operations of $13.3 million recorded in the first quarter of 2004. The main driver of this variance for the first quarter of 2005 is the recording of the non-cash impairment of approximately $52.3 million related to the remaining unamortized balance of unearned services recorded as a result of our strategic marketing agreement with Banco Itaú.

     Net loss applicable to common stockholders and loss per common share. Our net loss applicable to common stockholders was $72.6 million in the first quarter of 2005, as compared with a net loss of $21.1 million recorded in the first quarter of 2004. Our loss per share, both basic and diluted, was $0.54 per share for the quarter ended March 31, 2005, compared with loss per share, basic and diluted, of $0.16 in the prior-year first quarter. This negative variance is primarily due to a non-cash impairment of approximately $52.3 million recorded in the first quarter of 2005.

     Net loss applicable to common stockholders includes interest expense and dividends on our preferred shares outstanding. For the quarter ended March 31, 2005, interest expense was approximately $4.4 million, as compared to $4.1 million in the prior-year quarter ended March 31, 2004. We expect quarterly interest expense to remain at current levels since our average balance of senior convertible notes outstanding is expected to remain constant. Dividends on preferred stock were approximately $4.5 million, as compared to $3.7 million for the same quarter of the previous year, driven by the issuance of additional shares as payment of interest under our senior convertible notes.

     Financial Condition and Liquidity

     Current Financial Condition. Table 4 below highlights our current consolidated financial condition at March 31, 2005 and at the end of the preceding fiscal year, December 31, 2004.

TABLE 4 - FINANCIAL CONDITION (As of Balances)
(In thousands, except percentages)

	AS OF
	March 31,	December 31,		%
	2005	2004	Change	Change
Cash and cash equivalents	$14,636	$22,167	$(7,531)	(34.0)%

Current assets	$24,865	$33,233	$(8,369)	(25.2)%

Total assets	$28,005	$37,724	$(9,719)	(25.8)%

Working capital (deficit)	$(156,611)	$(153,045)	$(3,566)	2.4%

Current liabilities	$181,476	$186,278	$4,802	2.6%

Stockholders’ equity (capital deficiency)	$(153,769)	$(149,527)	$(4,242)	2.8%

Total assets breakdown by segment:
- Brazil	$11,571	$13,531	$(1,960)	(14.5)%
- Mexico	1,394	1,371	23	1.6
- Argentina	647	470	177	37.7
- Puerto Rico	199	209	(10)	(4.7)
- Corporate and other	14,192	22,143	(7,951)	(35.9)

	$28,005	$37,724	$(9,719)	(25.8)%

Property and equipment, net
- Brazil	$1,208	$1,455	$(247)	(17.0)%
- Mexico	204	301	(97)	(32.0)
- Argentina	174	188	(14)	(7.0)
- Puerto Rico	122	137	(15)	(11.3)
- Corporate and other	412	531	(119)	(22.4)

	$2,122	$2,612	$(491)	(18.8)%

     At March 31, 2005 we had $14.6 million of cash and cash equivalents, debt in the form of 11% senior convertible notes due March 2007 in the amount of $160.0 million and a capital deficiency of $153.8 million. This represented a reduction in our cash and cash equivalents position of $7.5 million as compared to December 31, 2004, and a reduction of $14.7 million as compared with our cash balance on March 31, 2004. We believe we may be in default under the senior convertible notes held by Time Warner. This may have automatically accelerated our obligation to repay these notes and, therefore, the full $160 million may be immediately due and payable. We do not have sufficient funds available to repay this debt. We expect our rate of cash utilization to increase in the near future, driven primarily by incremental legal fees associated with analyzing bankruptcy laws of the United States and the insolvency laws of the foreign jurisdictions in which we operate and various costs associated with work force reductions. In the financial statements for the fourth quarter of 2004, we reclassified our senior convertible notes from long-term debt to current liability.

     Our current assets at March 31, 2005 amounted to $24.9 million, a decrease of $8.4 million, or 25.2%, as compared to $33.2 million at December 31, 2004. The decrease in current assets was driven primarily by the decrease in cash and cash equivalents and lower prepaid expenses. Current liabilities decreased $4.8 million, or 2.6%, to $181.5 million at March 31, 2005, from $186.3 million at December 31, 2004 driven by reductions in other accrued personnel costs, and trade accounts payable. The reduction in accrued personnel costs reflected the payment of annual bonuses to employees.

     We had $30.3 million of available cash as of May 4, 2005, which includes $14.1 million not available for general use and received in April in consideration for the sale of our equity interests in AOL Mexico, S. de R.L. de C.V. The net proceeds of the transaction are not available for AOLA’s general use. Instead, the net proceeds were loaned by AOLA to New AOL Mexico and were set aside in a separate account to be used to fund the ordinary course operating expenses and the sale or liquidation of New AOL Mexico. Any funds remaining after the sale or liquidation of New AOL Mexico will be remitted to Time Warner, on behalf of AOLA toward payment of the loan, in accordance with the terms of the Letter of Consent dated as of April 25, 2005 by and between AOLA and Time Warner. Of AOLA’s cash and cash equivalents at March 31, 2005, approximately $4.6 million was located outside the U.S. and held by AOLA’s operating subsidiaries. Amounts held by AOLA’s operating subsidiaries, which are included in available cash on hand, may not be available for use by AOLA, due to financial and legal restrictions.

     We expect that available cash will only be sufficient to fund operations into the third quarter of 2005. To continue operations beyond such time, we would require an additional, substantial capital infusion. Additional capital to continue normal operations will not be available to us from any source. In our previous filings with the Securities and Exchange Commission, we have stated that we do not expect to reach cash flow break even with available cash on hand. In prior periods we were able to reduce discretionary expenditures, including marketing activities, certain costs of revenue and personnel expenses that we felt provided us with additional financial flexibility. We will be unable to significantly reduce these discretionary expenditures in the future.

     We have not identified any sources of financing to partially or fully repay the $160.0 million senior convertible notes that will be due in March 2007. We believe we may be in default under the senior convertible notes held by Time Warner. This may have automatically accelerated our obligation to repay these notes and therefore, the full $160 million may be immediately due and payable. We do not have sufficient funds available to repay this debt. The full amount of the senior convertible notes is recorded in current liabilities in the accompanying balance sheet.

     Since May 2004, we, together with our financial advisors, have explored potential strategic alternatives for AOLA and its subsidiaries, including a possible sale of our entire company, the sale of one or more of our operating businesses, the sale of specific assets or other comparable transactions. To date we have not successfully completed any transaction to sell any of our operating businesses. However, we recently closed a transaction with Comunicaciones Nextel de Mexico, S.A. de C.V. and Servicios NII, S.A. de C.V. as described above. We continue to review preliminary, non-binding indications of interest from multiple parties with respect to the sale of operating businesses or certain assets. In the event we are unsuccessful in completing any strategic transaction in a timely manner, we will be required to cease operations.

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

     Additionally, under the terms of our revised charter, on August 7, 2005, we are required to redeem 87.8% of the then outstanding series B and C preferred stock. The exact percentage to be redeemed is subject to adjustment based on the number of shares we will issue in payment of interest on our senior convertible notes through August 7, 2005, which is in turn dependent on the price of our class A common stock. The series B and series C preferred stock may be redeemed, at our option, in cash, by delivery of shares of class A common stock or by any combination of cash and shares of class A common stock. Due to our limited cash position, we expect to redeem these shares of preferred stock through the issuance of shares of class A common stock. It is not clear, however, whether such redemption would be prohibited by Delaware law in view of certain statutory restrictions on redemption of shares of a corporation’s own stock for cash or property. It also is not clear whether we would have sufficient available shares of class A common stock for any such redemption. If any shares of preferred stock are redeemed, such redemption would result in significant additional dilution to our class A common stockholders. As noted elsewhere in this report, in addition to this dilution, we believe our common stock has, and will have, no value.

     An additional restriction on our ability to obtain additional funding is that the holders of the senior convertible notes can require that the proceeds of any financing or the sale of assets be used to repay the senior convertible notes. We will not be able to obtain additional funding to continue normal operations from Time Warner, America Online, the Cisneros Group, Banco Itaú or any other source.

     As of March 31, 2005, cash and cash equivalents do not include approximately $1.3 million that is collateralizing certain retention obligations to employees and $0.7 million that is collateralizing certain operational expenditures. These amounts were not, and will not be, available for general corporate use.

     Cash Flows and Liquidity. Table 5 illustrates our consolidated cash flows and capital spending by segment for the three month periods ended March 31, 2005 and 2004:

TABLE 5 - CASH FLOWS & CAPITAL SPENDING
(In thousands, except percentages)

	THREE MONTHS ENDED
	March 31,	March 31,		%
	2005	2004	Change	Change
Condensed Cash Flow Statement:
Cash and cash equivalents, beginning of period	$22,167	$32,901	$(10,734)	(32.6)%

Cash flow (used in) provided by:
Operating activities	(8,065)	$(4,822)	$(3,243)	67.3
Investing activities	(21)	(61)	40	64.9
Financing activities	435	1,436	(1,001)	(69.7)
Effect of exchange rate changes on cash and cash equivalents	120	(123)	243	197.8

Net decrease in cash and cash equivalents	(7,531)	(3,570)	(3,961)	111.0

Cash and cash equivalents, end of period	$14,636	$29,331	$(14,695)	(50.1)%

Capital spending by segment:
- Brazil	$9	$41	$(32)	(79.1)%
- Mexico	0	—	0	—
- Argentina	2	16	(14)	(88.3)
- Puerto Rico	—	—	—	—
- Corporate and other	11	4	7	175.0

	$21	$61	$(40)	(64.9)%

     Operating Activities

     Cash used in operating activities in the first quarter of 2005 was $8.1 million, as compared to $4.8 million in the first quarter of 2004. This negative variance was driven primarily by deterioration in working capital performance. Cash used in operating activities in the first quarter of 2005 was $8.1 million, as compared to $4.8 million in the first quarter of 2004. This negative variance was driven primarily by a higher net loss and deterioration of working capital performance.

     Financing Activities

     During the first quarter of 2005, we received approximately $0.4 million from Banco Itaú, as permitted under the terms of our strategic marketing agreement, in lieu of certain marketing activities which Banco Itaú was obligated to undertake to promote the co-branded service in Brazil. The Banco Itaú payment was in lieu of marketing activities, such as the distribution of CDs, and because of the reduced number of promoters in its branches. For the first three months of 2004, we received $1.4 million in payments from Banco Itaú in lieu of such marketing activities. We expect these payments to continue in the near future, but the amounts to gradually decrease over time. Should we cease operations, such payments may cease or differ materially from currently projected payments.

     Investing Activities and Capital Spending

     Cash used by investing activities in the three months ended March 31, 2005, was approximately $21,000 as compared to cash used by investing activities of $61,000 in the first quarter of 2004. Cash used in investing activities was attributable to capital expenditures in support of business operations.

     Cash and Cash Equivalents and Liquidity

     From inception through March 31, 2005, our operations have been financed through the issuance of senior convertible debt and through capital raised in several rounds of financing, including our initial public offering on August 8, 2000. Funds raised through March 31, 2005 have totaled $711.5 million, net of issuance-related expenses, as shown in the following table in millions:

Net Proceeds from Historical Financings
(In millions of U.S. dollars)

			Total America
	America	Time	Online and	Cisneros	Banco
	Online	Warner	Time Warner	Group	Itaú	Public	Total
Pre-lPO	$50.0	$—	$50.0	$150.1	$—	$—	$200.1
IPO	31.3	—	31.3	31.3	—	140.5	203.1
March-01	65.8	—	65.8	63.3	19.7	—	148.8
Sr. Convertible Notes	—	159.5	159.5	—	—	—	159.5

Totals	$147.1	$159.5	$306.6	$244.7	$19.7	$140.5	$711.5

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

     On March 8, 2002, we sold senior convertible notes due March 2007 to Time Warner. Under the note purchase agreement, Time Warner made available to us, subject to standard borrowing conditions, $160.0 million (net $159.5 million) in exchange for our senior convertible notes due in March 2007. We completed the draw down of the funds available to us under the note purchase agreement on December 30, 2002. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of our class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at the option of the holder and are redeemable by us at any time, subject to the holder’s right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if we raise additional debt or equity funds.

     Interest on the senior convertible notes is payable either in cash or preferred stock, at our option, with the exception of the final interest payment. If interest is paid in shares, the price per share is determined based on the average closing price of the class A common stock for the twenty trading dates ending two days prior to the date of payment. On March 31, 2005, we made our twelfth quarterly payment of interest on the senior convertible notes, which covered the period from January 1, 2005 through March 31, 2005. The interest payment of approximately $4.3 million was made through the issuance of 9,774,157 shares of series B preferred stock to Time Warner, based on an average price of $0.4440 per share. Given our limited cash, we expect to make future payments of interest through the issuance of additional shares of stock, with the exception of the final interest payment. Depending on market conditions at the time, a decision to pay the interest on our senior convertible notes through the issuance of additional shares will result in significant additional dilution to existing shareholders.

     In the event the $160.0 million in senior convertible notes were to be converted by Time Warner, an additional 44,150,105 shares of preferred stock would be issued to Time Warner, increasing the economic ownership by America Online and its affiliates in AOLA to 62.8% and their relative voting strength to 74.4%, assuming conversion of the warrant granted to America Online at the date of our initial public offering and the options granted to its employees who are members of our Board of Directors. Interest payments on the senior convertible notes over the remaining life of the notes will total approximately $34.0 million, assuming the notes are not converted to stock prior to their maturity. Because we intend to pay interest through the issuance of additional shares of preferred stock, we expect America Online’s relative ownership and voting strength to continue to increase over the foreseeable future.

     Time Warner has granted us a waiver for fiscal years ended 2002, 2003 and 2004 related to our non-compliance with an affirmative covenant in the senior convertible notes requiring our auditors to certify annually that we have not defaulted under the notes. Our auditors were unable to provide the certification because it required them to certify non-quantitative matters. There can be no assurance that we will receive any future waivers from Time Warner or any other holder of the senior convertible notes for any non-compliance by us under this covenant or any other covenant. If we do not obtain this waiver, we will be in default under the notes and may be obligated to repay them immediately. As discussed elsewhere herein, we may be in default under the notes and Time Warner might request us to repay them immediately. We do not, and will not, have sufficient funds to repay the notes.

     Capitalization

     As displayed in Table 6 below, at March 31, 2005 and at December 31, 2004, we had 135,260,715 shares of class A common stock outstanding.

TABLE 6 - CAPITAL (Period End Balances)

	As of
	March 31,	December 31,		%
	2005	2004	Change	Change
	(In thousands, except share amounts)
Stockholders’ equity (capital deficiency)
Preferred Stock, Common Stock and additional paid-in capital	$847,516	$843,176	$4,340	0.52%
Accumulated deficit	(996,936)	(928,807)	(68,129)	(7.34)
Other, mainly unearned services	(4,349)	(63,896)	59,548	93.19

	$(153,769)	$(149,527)	$(4,242)	(2.84)%

Shares outstanding
Series B Preferred Stock	149,920,329	140,146,172	9,774,157	6.97%
Series C Preferred Stock	79,518,702	79,518,702	—	—
Class A Common Stock	135,260,715	135,260,715	—	—

	364,699,746	354,925,589	9,774,157	2.75%

Shares reserved for future issuance
Preferred shares outstanding	229,439,031	219,664,874	9,774,157	4.45%
AOL Warrant	16,541,250	16,541,250	—	—
TW Senior Convertible Notes	44,150,105	44,150,105	—	—
Stock Options	10,297,589	10,679,268	(381,679)	(3.57)

	300,427,975	291,035,497	9,392,478	3.23%

     At March 31, 2005, we had outstanding anti-dilutive securities, all of which are convertible or exercisable into shares of our class A common stock, consisting of:

♦	series B preferred stock, convertible into 149,920,329 shares of our class B common stock or class A common stock;

♦	series C preferred stock, convertible into 79,518,702 shares of our class C common stock or class A common stock;

♦	$160.0 million principal senior convertible notes issued to Time Warner, convertible into 44,150,105 shares of series B preferred stock, class B common stock or class A common stock;

♦	a warrant issued to America Online exercisable for 16,541,250 shares of any combination of class A common stock, class B common stock or series B preferred stock; and

♦	options to purchase 10,297,589 shares of our class A common stock.

     If all of these anti-dilutive securities were converted or exercised, an additional 300,427,975 shares of class A common stock would have been outstanding at March 31, 2005. We refer to these securities as anti-dilutive securities because if they were exercised or converted into shares of class A common stock, they would decrease our basic and diluted loss per share as calculated under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). In accordance with U.S. GAAP, the potential effect of these anti-dilutive securities, which are or will all be convertible or exercisable into class A common stock, was not included in the calculation of diluted loss per share.

     As of May 16, 2005, our class A common stock was traded on the Nasdaq SmallCap Market under the symbol “AOLA”. However we received a notice of delisting on May 10, 2005, and we do not plan to appeal this notice of delisting. Effective May 19, 2005, our class A common stock will no longer be traded on the Nasdaq SmallCap Market.

     Critical Accounting Policies

     We believe the following represent our critical accounting policies as contemplated by Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), issued by the Securities and Exchange Commission. FRR 60 considers an accounting policy to be critical if it is important to a company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Accordingly, as a result of applying the intrinsic value method of accounting to stock options we have issued, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant. During the quarter ended March 31, 2005, $39,000 of expense was recognized in relation to the granting of stock options issued below market price related to options grant issued to our Chief Executive Officer. During the same quarter of the previous year, there was no expense recognized. Had we accounted for stock options issued to our employees using the fair value method, our stock-based compensation expense would have been $164,000 and $498,000 in the quarters ended March 31, 2005 and 2004 respectively.

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

     Forward Looking Statements

     This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: our plans to sell, cease operating or liquidate our businesses and the expected consequences of such actions, our expectation that current cash on hand will be sufficient to fund operations into the third quarter of 2005, future membership levels, future revenues, cash in lieu of marketing activities we expect to receive from our strategic alliance with Banco Itaú, our marketing agreement with McDonald’s in Brazil and the expected termination of this agreement, future marketing efforts, future costs of revenues and future costs and expenses, future losses, and the method of payment of interest on the Time Warner notes.

     These forward-looking statements are subject to a number of risks and uncertainties, which are described in our Annual Report on Form 10-K for the year ended December 31, 2004, and from time to time in other reports we file with the SEC, as well as the following risks and uncertainties: our limited cash position, the market price of our class A common stock, the impact our continued losses will have on our ability to finance our operations, the success of negotiations with McDonald’s in Brazil, the success of discussions with Banco Itaú regarding our strategic marketing agreement, our ability to successfully complete sales of all or part of our company, exchange rate fluctuations in Latin America and future corporate insurance premiums. Actual results could differ materially from those described in the forward-looking statements.

     Risk Factors

     The information included in this Form 10-Q should be read in conjunction with risk factors described in “Item 6 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” contained in AOLA’s annual report on Form 10-K for the period ended December 31, 2004.

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

     We are exposed to market risk as it relates to changes in the market value of our investments. As of March 31, 2005, we did not have any material investments in marketable securities.

     Item 4. CONTROLS AND PROCEDURES

     (A) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiary, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

     (B) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting, identified in connection with the above mentioned evaluation of such controls that occurred during our last fiscal quarter that have materially affected or are reasonable likely to materially affect our internal control over financial reporting. Accordingly, no corrective actions were required or undertaken.

     ITEM 1. FINANCIAL STATEMENTS

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)

	As of
	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$14,368	$22,030
Short-term money market investments	268	137

Total cash and cash equivalents	14,636	22,167
Other short-term investments	—	326
Restricted cash	2,026	1,781
Trade accounts receivable, less allowances of $147 (December 31, 2004 - $227)	1,247	1,565
Other receivables	740	575
Prepaid expenses	1,857	2,677
Other current assets	4,359	4,142

Total current assets	24,865	33,233
Property and equipment, net	2,122	2,612
Investments, including securities available-for-sale (at fair value)	839	814
Other assets	179	1,065

TOTAL ASSETS	$28,005	$37,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
CURRENT LIABILITIES
Trade accounts payable	$1,264	$2,105
Payables to affiliates	1,448	3,095
Other accrued expenses and liabilities	5,261	5,520
Deferred revenue	4,284	4,829
Accrued personnel costs	4,297	5,384
Other taxes payable	4,922	5,345
Senior convertible notes in default (Note 1)	160,000	160,000

Total current liabilities	181,476	186,278
Other non-current liabilities	298	973

TOTAL LIABILITIES	181,774	187,251

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Preferred stock, $.01 par value; 1,000,000,000 shares authorized:
Series B and C cumulative redeemable convertible; 350,000,000 shares of series B and 300,000,000 shares of series C authorized:
Series B — $408,803 liquidation value; issued and outstanding shares - 149,920,329 (December 31, 2004 - 140,146,172)	1,499	1,402
Series C — $216,863 liquidation value; issued and outstanding shares - 79,518,702 (December 31, 2004 - 79,518,702)	795	795
Series D and E cumulative redeemable convertible; 25,000,000 shares authorized each; none issued and outstanding	—	—

	2,294	2,197
Common stock, $.01 par value; 2,250,000,000 shares authorized:
Class A—1,400,000,000 shares authorized; issued and outstanding shares - 135,260,715 (December 31, 2004 - 135, 260,715)	1,353	1,353
Class B and C — 450,000,000 shares of series B and 400,000,000 shares of series C authorized; none issued and outstanding	—	—

	1,353	1,353
Additional paid-in capital	843,869	839,626
Unearned services	—	(59,393)
Accumulated other comprehensive loss	(4,349)	(4,503)
Accumulated deficit	(996,936)	(928,807)

Total stockholders’ equity (capital deficiency)	(153,769)	(149,527)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	$28,005	$37,724

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004 (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Subscription	$12,113	$13,471
Advertising and other	714	548

Total revenues	12,827	14,019

Costs and expenses:
Cost of revenues	8,079	9,325
Sales and marketing	10,153	12,136
General and administrative	6,163	5,888
Write-off of investment in Banco Itaú marketing agreement	52,268	—

Total costs and expenses	76,663	27,349

Loss from operations	(63,836)	(13,330)
Interest expense	(4,369)	(4,078)
Other income, net	76	45

Loss before income taxes	(68,129)	(17,363)
Income taxes	—	(30)

Net loss	(68,129)	(17,393)
Less: Dividends on Series B and C preferred shares	4,495	3,661

Net loss applicable to common stockholders	$(72,624)	$(21,054)

Loss per common share, basic and diluted	$(0.54)	$(0.16)

Weighted average number of common shares outstanding	135,260,715	135,210,049

SUPPLEMENTAL RELATED PARTIES DISCLOSURE:

Transactions with affiliated parties are reflected in the consolidated statements of operations as follows:
Subscription revenues	$3,413	$3,665
Advertising and other revenues	106	77
Cost of revenues	1,891	2,234
Sales and marketing	6,853	9,528
General and administrative	61	83
Interest expense	4,340	4,073

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
For the Three Months Ended March 31, 2005 (unaudited)
(In thousands, except share amounts)

							Accumulated
					Additional		other
	Preferred Stock		Common Stock		paid-in	Unearned	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	services *	income (loss)	deficit	Total
BALANCES AT DECEMBER 31, 2004	219,664,874	$2,197	135,260,715	$1,353	$839,626	$(59,393)	$(4,503)	$(928,807)	$(149,527)
Net loss	—	—	—	—	—	—	—	(68,129)	(68,129)
Foreign currency translation adjustment	—	—	—	—	—	—	130	—	130
Net unrealized gain from securities							24		24

Total comprehensive loss									(67,975)
Interest paid with issuance of Series B preferred shares	9,774,157	97	—	—	4,243	—	—	—	4,340
Write-off of investment in Banco Itaú marketing agreement	—	—	—	—	—	52,066	—	—	52,066
Non-cash marketing expense amortization **	—	—	—	—	—	6,853	—	—	6,853
Non-cash compensation expense						39			39
Proceeds in accordance with strategic marketing agreement	—	—	—	—	—	435	—	—	435

BALANCES AT MARCH 31, 2005	229,439,031	$2,294	135,260,715	$1,353	$843,869	$—	$(4,349)	$(996,936)	$(153,769)

*	Unearned services includes the unamortized portion of the $253.6 million associated with stock issued to Banco Itaú, net of related costs accrued as of June 30, 2000. See accompanying note 5 included herein.

**	Represents the amortization associated with the stock issued to Banco Itaú for the marketing services strategic alliance. See accompanying note 5 included herein.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004 (unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(68,129)	$(17,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery of) uncollectible accounts	(36)	71
Depreciation and amortization	478	889
Write-off of investment in Banco Itaú marketing agreement	52,268	—
(Gain) loss from investment securities	(1)	—
Non-cash marketing expense	6,853	9,672
Non-cash stock based compensation expense	39	—
Issuance of preferred stock in lieu of interest due to affiliate	4,340	4,073
Changes in operating assets and liabilities:
Trade accounts receivable	382	1,001
Short-term investments	326	—
Restricted cash	(245)	(3)
Other operating assets	(705)	1,562
Operating liabilities	(1,577)	(4,885)
Deferred revenues	(411)	(489)
Payables to affiliates	1,647	680

Net cash used in operating activities	(8,065)	(4,822)

INVESTING ACTIVITIES
Capital spending	(21)	(61)

Net cash used in investing activities	(21)	(61)

FINANCING ACTIVITIES
Proceeds in accordance with strategic marketing agreement	435	1,417
Proceeds from stock options exercised	—	19

Net cash provided by financing activities	435	1,436

Effect of exchange rate changes on cash and cash equivalents	120	(123)

Net decrease in cash and cash equivalents	(7,531)	(3,570)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,167	32,901

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,636	$29,331

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA ONLINE LATIN AMERICA, INC.

Notes to Consolidated Financial Statements
— Unaudited —

     NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all of the adjustments (representing those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles applicable to interim periods.

     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include, but are not limited to, provisions for bad debt and the amortization periods of product development costs and other assets. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year or for any future period.

     The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Annual Report on Form 10-K of America Online Latin America, Inc. (“AOLA” or the “Company”) for the fiscal year ended December 31, 2004, which summarizes the significant accounting policies used in determining the financial position, cash flows and results of operations of AOLA’s business segments.

     NOTE 2 - BACKGROUND AND ORGANIZATION

     AOLA began operations in December 1998. AOLA launched its first online service in Brazil in November 1999. The Mexico and Argentina country services were launched in July 2000 and August 2000, respectively. Under an agreement with America Online , AOLA also provides certain Spanish language content to America Online’s subscribers in Puerto Rico and markets the AOL-branded service in Puerto Rico. Beginning in 2004, AOLA became a subsidiary of Time Warner, the parent company of America Online, for consolidation purposes.

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

     Approximately 20.6% of the membership totals as of March 31, 2005, were subscribers to the Company’s narrowband web-based interactive services. Results since launch of the web-based services in all four markets were below expectations both in terms of ability to attract new members as well as to reduce membership turnover.

     AOLA launched a broadband service in Brazil nationally in August 2003. The broadband service offers subscribers faster Internet access through DSL and cable. Subscribers to our broadband services in Brazil can select either our AOLA country service or our web-based service. The pricing of our broadband service in Brazil varies depending upon our telecommunications partner. Broadband subscribers in Brazil, as of March 31, 2005, comprised approximately 12.5% of our total membership, and represented approximately 21.4% of the membership base in Brazil.

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

     The Company believes it may be in default under the senior convertible notes held by Time Warner. This may have automatically accelerated the Company’s obligation to repay these notes and, therefore, the full $160 million may be immediately due and payable. As a result, the full amount of the senior convertible notes is recorded in current liabilities in the accompanying consolidated balance sheets as of March 31, 2005 and December 31, 2004. The Company previously disclosed that it will not be able to obtain additional sources of financing necessary to repay the $160 million senior convertible notes.

     As the Company has stated in previous reports filed with the Securities and Exchange Commission, the Company does not expect to reach cash flow breakeven with available cash. The Company expects that available cash will only be sufficient to fund operations into the third quarter of 2005, and the Company does not expect that it will be able to continue normal operations beyond such time. To continue operations beyond such time, the Company would need an additional, substantial capital infusion, which it will not be able to obtain. The Company will not receive any additional funding to continue normal operations from Time Warner, America Online, the Cisneros Group, Banco Itaú or any other source.

     Since May 2004, the Company, together with its financial advisors, have explored potential strategic alternatives for AOLA and its subsidiaries, including a possible sale of the entire company, the sale of one or more of its operating businesses, the sale of specific assets or other comparable transactions. The Company has not successfully completed any transaction to sell any of its operating businesses. However, the Company recently closed a transaction with Comunicaciones Nextel de Mexico, S.A. de C.V. and Servicios NII, S.A. de C.V. as described in Note 9 — Subsequent Events. Time Warner, the holder of $160 million of the Company’s senior convertible notes, has the right to require the Company to use the proceeds from any sale transaction to repay the senior convertible notes. In addition, AOLA’s preferred stock has a current aggregate liquidation preference of approximately $626.0 million (excluding accrued, but unpaid, dividends). Even if the Company is successful in selling all of its businesses, the proceeds will not be sufficient to repay the senior convertible notes, and none of those proceeds will be available to the common stockholders. As a result, the Company does not believe that its common stock has, or will have, any value.

     If the Company does not consummate the disposition of its businesses in a timely manner, management expects to cease operating those businesses, although no definitive decision has been made to cease operations of any particular business at any particular time. At any time during the process of attempting to sell the Company’s businesses or ceasing operations, management may conclude that it is advantageous for the Company to file for protection under the bankruptcy laws of the United States or the insolvency laws of one or more foreign jurisdiction in which the Company operates. Any such voluntary filing would require the consent of the holders of the Company’s class B and C preferred stock, in addition to the authorization of the Company’s board of directors.

     As of March 31, 2005, approximately $1.3 million of AOLA’s cash on hand served to collateralize certain Company obligations to employees. In total, the Company may be obligated to make payments amounting up to $1.8 million under these obligations in 2005 and 2006. An additional $0.7 million served to collateralize certain operational expenditures. These amounts were not, and will not be, available for general corporate use.

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

     If a determination is made to liquidate the Company, or it is probable that a liquidation is imminent, the Company will be required to change its basis of accounting to the liquidation basis of accounting. No such adjustments have been made to the accompanying consolidated financial statements.

     NOTE 3 - LOSS PER COMMON SHARE AND STOCK-BASED COMPENSATION

     Loss per Common Share

     The following table presents the calculation of basic and diluted loss per common share for the three-month periods ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004

Net loss	$(68,129)	$(17,393)
Less: Dividends on Series B and C preferred shares	4,495	3,661

Net loss applicable to common stockholders	$(72,624)	$(21,054)

Weighted average number of common shares outstanding	135,261	135,210

LOSS PER COMMON SHARE, Basic and diluted	$(0.54)	$(0.16)

     There is no difference between AOLA’s basic and diluted loss per share since the effect of any contingently issuable common stock on loss per share is anti-dilutive for all periods presented. Potential anti-dilutive securities as of March 31, 2005 and December 31, 2004 are set forth on the table below:

	As of
	March 31,	December 31,
	2005	2004

Series B Preferred Stock	149,920,329	140,146,172
Series C Preferred Stock	79,518,702	79,518,702
AOL Warrant	16,541,250	16,541,250
AOLTW Senior Convertible Note	44,150,105	44,150,105
Stock Options	10,297,589	10,679,268

	300,427,975	291,035,497

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

     The following table presents AOLA’s net loss and loss per common share assuming AOLA had used the fair value method to recognize compensation expense with respect to its options for the three-month periods ended March 31, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Reported
Net loss applicable to common stockholders	$(72,624)	$(21,054)
Loss per common share - basic and diluted	$(0.54)	$(0.16)
Recorded employee stock-based compensation	$39	$—
Employee stock-based compensation under fair value	$(164)	$(498)
Pro forma
Net loss applicable to common stockholders	$(72,749)	$(21,552)
Loss per common share - basic and diluted	$(0.54)	$(0.16)

     NOTE 4 – 11% SENIOR CONVERTIBLE NOTES

     On March 8, 2002, AOLA entered into a note purchase agreement with Time Warner under which Time Warner made available to AOLA $160.0 million in exchange for AOLA’s senior convertible notes due in March 2007. AOLA completed the draw down of the funds available to AOLA under the note purchase agreement on December 30, 2002. The senior convertible notes bear an annual coupon of 11%, payable quarterly. The initial conversion price, subject to adjustment, is $3.624 per share (a premium of 20% to the closing trading price of AOLA’s class A common stock of $3.020 on March 8, 2002). The senior convertible notes are convertible at any time at the option of the holder and are redeemable by AOLA at any time, subject to the holder’s right to convert the senior convertible notes into preferred stock. In addition, the senior convertible notes are required to be repaid prior to maturity, at the option of the holder, in the event of significant asset sales or if AOLA raises additional debt or equity funds.

     If the entire $160 million principal amount of the Notes were to be converted by Time Warner, an additional 44,150,105 shares of Series B preferred stock would be issued to Time Warner. In such an event, the combined economic ownership of Time Warner and America Online in the Company would increase to 62.8%, and its relative voting strength to approximately 74.4%, assuming conversion of a warrant held by America Online (the “AOL Warrant”) that is immediately exercisable to purchase approximately 16.5 million shares of any combination of AOLA’s series B preferred stock, class B common stock or class A common stock. Although the conversion of the Notes, the payment of dividends and interest in additional shares of voting stock and the exercise of the AOL Warrant could each result in Time Warner and its affiliates holding more than 50% of the outstanding voting stock of AOLA, it would not alter other corporate governance provisions or result in a change of control.

     Interest on the Notes is due quarterly and is payable either in cash or preferred stock at AOLA’s option, with the exception of the last interest payment which must be in cash. In the event that interest is paid in shares, the price per share is determined based on the average closing price of AOLA’s class A common stock for the twenty trading days ending on the third trading day prior to the date of payment. Interest payments on the Notes would total approximately $34.0 million over the remaining life of the Notes, assuming they are not converted or redeemed prior to their March 7, 2007 maturity date. AOLA expects to pay future interest amounts through the issuance of additional shares of preferred stock (except for the final interest payment), which will result in additional dilution to existing stockholders.

     Interest on the Notes for the quarter ended March 31, 2005 amounted to approximately $4.3 million and was paid through the issuance of 9,774,157 shares of AOLA’s series B preferred stock. To the extent interest is paid in stock, interest expense does not represent a cash outlay. Given the Company’s focus on cash preservation, AOLA expects future payments of interest to be made through the issuance of new shares of series B preferred stock, except for the final interest payment which must be paid in cash.

     NOTE 5 - BANCO ITAÚ STRATEGIC MARKETING AGREEMENT

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

     Beginning in the second half of 2003, as a result of lower than expected productivity, AOLA reduced the number of promoters under the revised marketing agreement. Because of this reduction and the cancellation of certain CD distributions, Banco Itaú made payments of $0.4 million, $4.7 million and $4.5 million to AOLA during first quarter of 2005, fiscal 2004 and fiscal 2003, respectively, in lieu of marketing activities it was obligated to perform under the revised marketing agreement. Should the Company cease operations, such payments may cease or differ materially from currently projected payments. AOLA has the right to redeploy or reinstate some of the promoters in the branches in the future, in which case it would forego such payments from Banco Itaú. Such payments from Banco Itaú are accounted for as funds from financing activities in the accompanying consolidated statements of cash flows. Payments we receive from Banco Itaú in lieu of marketing activities it is obligated to make serve to offset amounts that may be owed as reference payments, since such amounts are considered revenues for purposes of calculating Banco Itaú’s performance under revenue targets.

     Banco Itaú’s customers who subscribe to the co-branded AOLA country service on a monthly, bundled unlimited-use plan, are entitled to a 20% discount. Banco Itaú, at its option, may subsidize hours for certain customers who were subscribers to the co-branded service prior to December 14, 2002. For the quarter ended March 31, 2005 and year ended December 31, 2004 the amounts received as subsidies for its members from Banco Itaú were not material.

     As there are potential specific payments related to performance targets in the first five years of the agreement, AOLA was expensing $164.8 million of the cost on a straight-line basis over that period, based on the original valuation of the penalties. AOLA was expensing the remaining balance of the cost, $88.8 million, on a straight-line basis over the ten-year term of the agreement. This expense is included in the accompanying consolidated statements of operations as part of sales and marketing expenses.

     On March 16, 2005, the Company’s management concluded that AOLA is not a going concern for financial reporting purposes and eventually will not have sufficient funds to continue operations. In light of that conclusion, management reviewed current contracts in effect and determined that the recording of a full impairment of the remaining unamortized balance of unearned services recorded as a result of its strategic marketing agreement with Banco Itaú was necessary. The amount of this non-cash impairment recorded in the first quarter of 2005 was approximately $52.3 million. Of this amount, $52.1 million was the unamortized balance of unearned services. An additional $0.2 million of capitalized legal expenses related to the contract was also written off.

     NOTE 6 - CONTINGENCIES

     In 2004 the City of Santo André, Brazil initiated a tax claim against AOLA’s subsidiary, AOL Brasil Ltda. (“AOL Brazil”), alleging that AOL Brazil owes a local currency amount of approximately R$10.0 million, or approximately $3.3 million, related to the ISS (Imposto sobre serviço) tax corresponding to the period from December 1999 to February 2004. The notice is related to alleged unpaid ISS levied on AOL Brazil’s Internet service revenues (95%) and advertising and other revenues (5%). AOL Brazil has filed a motion with the Finance Department of the City of Santo André requesting the cancellation of such notice. The Company intends to contest this claim vigorously, including, if necessary, filing suit against the City of Santo André to nullify the tax notice.

     Current Brazilian tax legislation is inconsistent with regard to taxes applicable to Internet services. Presently, two taxes which are mutually exclusive (the ISS, and a second tax called the ICMS), are claimed by different taxing authorities. Although this issue is currently under review by various Brazilian courts, it is not expected to be resolved in the near future. The Company has accrued the higher of the two taxes, and continues depositing this amount with the court pending determination of the appropriate taxing authority. By doing so, the Company expects to avoid any interest and penalties during the period pending resolution.

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

     For purposes of the segment presentation below, amounts included in revenues under the corporate and other segment represent amounts related to the programming services AOLA provides to America Online for its Latino content area and to revenues for CompuServe Classic in countries where the AOLA country services are not present. The CompuServe Classic service was largely terminated in the first quarter of 2002. No single customer accounted for 10% or more of AOLA’s total revenues for any of the periods presented.

     The following table provides a reconciliation of reportable segment revenues to the consolidated financial statement totals and presents revenues by service type (in thousands);

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Subscription
- Brazil	$4,415	$4,830
- Mexico	3,925	4,602
- Argentina	289	374
- Puerto Rico	3,472	3,648
- Corporate and other	12	17

	12,113	13,471
Advertising and other
- Brazil	163	138
- Mexico	280	65
- Argentina	195	79
- Puerto Rico	55	84
- Corporate and other	21	182

	714	548

Total
- Brazil	4,578	4,968
- Mexico	4,205	4,667
- Argentina	484	453
- Puerto Rico	3,527	3,732
- Corporate and other	33	199

	$12,827	$14,019

Income (loss) from operations
- Brazil	$(60,375)	$(10,661)
- Mexico	(423)	33
- Argentina	(219)	(413)
- Puerto Rico	1,148	1,163
- Corporate and other	(3,967)	(3,452)

	$(63,836)	$(13,330)

     The following table presents a reconciliation of reportable segment assets and long-lived assets to the consolidated financial statement totals as of March 31, 2005 and December 31, 2004 (in thousands):

	As of
	March 31,	December 31,
	2005	2004

Total assets
- Brazil	$11,571	$13,531
- Mexico	1,394	1,371
- Argentina	647	470
- Puerto Rico	199	209
- Corporate and other	14,194	22,143

	$28,005	$37,724

Property and equipment, net
- Brazil	$1,208	$1,455
- Mexico	204	301
- Argentina	174	188
- Puerto Rico	122	137
- Corporate and other	414	531

	$2,122	$2,612

     The following table shows AOLA’s depreciation and amortization and capital spending on a segment basis for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Depreciation and amortization
- Brazil	$225	$354
- Mexico	103	90
- Argentina	12	32
- Puerto Rico	17	44
- Corporate and other	121	369

	$478	$889

Capital spending
- Brazil	$9	$41
- Mexico	0	—
- Argentina	2	16
- Puerto Rico	—	—
- Corporate and other	10	4

	$21	$61

Note 8 – RECENT PRONOUNCEMENTS

Share-Based Payments

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted by the Company no later than January 1, 2006.

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

Note 9 – SUBSEQUENT EVENTS

     On April 25, 2005, AOLA entered into an equity purchase agreement with Comunicaciones Nextel de Mexico, S.A. de C.V. and Servicios NII, S.A. de C.V. (collectively with Comunicaciones Nextel, “Buyer”). Under the Agreement, AOLA sold to the Buyer all of the equity interests in AOL Mexico, S. de R.L. de C.V., a Mexican company (“AOL Mexico”) with limited assets as described below. Buyer paid AOLA approximately $14.1 million in consideration for the sale. AOL Mexico’s substantial cumulative net operating losses will be available to Buyer. The business of AOL Mexico was transferred to a newly-formed, wholly -owned subsidiary of AOLA and Quotaholder, AOL, S. de R.L. de C.V. (“New AOL Mexico”) on February 1, 2005 so that AOL Mexico’s only remaining assets at the time of the sale were aged accounts receivable, customer information and certain call center assets. The net proceeds of the transaction are not available for AOLA’s general use. Instead, the net proceeds were loaned by AOLA to New AOL Mexico and were set aside in a separate account to be used to fund the ordinary course operating expenses and the sale or liquidation of New AOL Mexico. Any funds remaining after the sale or liquidation of New AOL Mexico will be remitted to Time Warner, on behalf of AOLA toward payment of the loan, in accordance with the terms of the Letter of Consent dated as of April 25, 2005 by and between AOLA and Time Warner. AOLA’s president and chief executive officer is a director of Buyer’s parent company, NII Holdings Inc.

     PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders

•	On March 17, 2005, the holders of the outstanding preferred stock of the Company voted by written consent to approve a charter amendment to increase the scope of activities in which the Company and its subsidiaries may engage.

•	On April 15, 2005, the holders of the outstanding preferred stock of the Company voted by written consent to approve the sale of equity interests of AOL Mexico, S. de R.L. de C.V.

Item 6. Exhibits

Exhibit 3.1@	Amendment to Fifth Restated Certificate of Incorporation of America Online Latin America, Inc. (included as Exhibit 99.1 to the company’s Current Report on Form 8-K filed with the Commission on May 5, 2005 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.1*	Equity Purchase Agreement dated as of April 25, 2005 among America Online Latin America, Inc., Latin America Quotaholder, LLC, Comunicaciones Nextel de Mexico, S.A. de C.V., and Servicios NII, S.A. de C.V.

Exhibit 10.2*	Letter of Consent dated as of April 25, 2005 by and between America Online Latin America, Inc. and Time Warner Inc.

Exhibit 31.1 *	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 *	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

@ Incorporation by reference

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA ONLINE LATIN AMERICA, INC.

DATE: May 16, 2005	/s/ Osvaldo Banos
Osvaldo Banos
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1@	Amendment to Fifth Restated Certificate of Incorporation of America Online Latin America, Inc. (included as Exhibit 99.1 to the company’s Current Report on Form 8-K filed with the Commission on May 5, 2005 (No. 000-31181) and incorporated herein by reference).

Exhibit 10.1 *	Equity Purchase Agreement dated as of April 25, 2005 among America Online Latin America, Inc., Latin America Quotaholder, LLC, Comunicaciones Nextel de Mexico, S.A. de C.V., and Servicios NII, S.A. de C.V.

Exhibit 10.2 *	Letter of Consent dated as of April 25, 2005 by and between America Online Latin America, Inc. and Time Warner Inc.

Exhibit 31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

@ Incorporation by reference