Form 10-Q/A
period 2005-03-31
AMERICA ONLINE LATIN AMERICA INC
filed 2005-05-26
CIK 1100395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

     This Amendment No. 1 on Form 10-Q/A is being filed to amend Part I, Item 1 of America Online Latin America’s (“AOLA”) quarterly report on Form 10-Q for the quarter ended March 31, 2005 (“Original 10-Q”). The purpose of the amendment is to correct an error in AOLA’s consolidated statement of cash flows. The amount listed in the line item “Payables to affiliates” for the quarter ended March 31, 2005 should have been shown as a negative, rather than a positive, number. This Amendment No. 1 does not otherwise alter the disclosures in AOLA’s Original 10-Q.

     Part I, Item 1 of the Original 10-Q is hereby amended and restated in its entirety as follows:

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

AMERICA ONLINE LATIN AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004 (unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(68,129)	$(17,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery of) uncollectible accounts	(36)	71
Depreciation and amortization	478	889
Write-off of investment in Banco Itaú marketing agreement	52,268	—
(Gain) loss from investment securities	(1)	—
Non-cash marketing expense	6,853	9,672
Non-cash stock based compensation expense	39	—
Issuance of preferred stock in lieu of interest due to affiliate	4,340	4,073
Changes in operating assets and liabilities:
Trade accounts receivable	382	1,001
Short-term investments	326	—
Restricted cash	(245)	(3)
Other operating assets	(705)	1,562
Operating liabilities	(1,577)	(4,885)
Deferred revenues	(411)	(489)
Payables to affiliates	(1,647)	680

Net cash used in operating activities	(8,065)	(4,822)

INVESTING ACTIVITIES
Capital spending	(21)	(61)

Net cash used in investing activities	(21)	(61)

FINANCING ACTIVITIES
Proceeds in accordance with strategic marketing agreement	435	1,417
Proceeds from stock options exercised	—	19

Net cash provided by financing activities	435	1,436

Effect of exchange rate changes on cash and cash equivalents	120	(123)

Net decrease in cash and cash equivalents	(7,531)	(3,570)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,167	32,901

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,636	$29,331

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

Item 6. Exhibits

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

AMERICA ONLINE LATIN AMERICA, INC.

DATE: May 25, 2005	/s/ Osvaldo Banos
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